Form 10-Q
period 2015-09-30
Interlink Plus, Inc.
filed 2015-11-16
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 333-205985

Interlink Plus, Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-3975872
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4952 S Rainbow Blvd, Suite 326

Las Vegas, NV 89118

(Address of principal executive offices)

702-815-7557

(Registrant’s telephone number)

_________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,111,200 common shares as of November 16, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2015 (unaudited) and June 30, 2015;
F-2	Statement of Operations for the three months ended September 30, 2015 (unaudited);
F-3	Statement of Cash Flows for the three months ended September 30, 2015 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

INTERLINK PLUS, INC.

BALANCE SHEETS

(unaudited)

	September 30,	June 30,
	2015	2015

ASSETS

Current assets:
Cash	$15,868	$21,873
Accounts receivable	78	215
Prepaid expenses	938	3,600
Prepaid stock compensation	5,667	7,792
Total current assets	22,551	33,480

Other assets:
Website	1,354	1,479
Total other assets	1,354	1,479

Total assets	$23,905	$34,959

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$-	$-
Accounts payable - related party	8,032	-
Notes payable - related party	500	500
Accrued interest payable - related party	165	51
Total current liabilities	8,697	551

Long-term liabilities:
Notes payable - related party	4,000	4,000
Total long-term liabilities	4,000	4,000

Total liabilities	12,697	4,551

Stockholders' equity:
Series A Convertible Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 3,000,000 and 3,000,000 shares issued and outstanding
as of September 30, 2015 and June 30, 2015, respectively	300	300
Common stock, $0.0001 par value, 475,000,000 shares
authorized, 36,111,200 and 36,111,200 shares issued and outstanding
as of September 30, 2015 and June 30, 2015, respectively	3,611	3,611
Additional paid-in capital	38,649	38,649
Subscriptions receivable	-	(6,500)
Retained deficit	(31,352)	(5,652)
Total stockholders' equity	11,208	30,408

Total liabilities and stockholders' equity	$23,905	$34,959

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENT OF OPERATIONS

(unaudited)

For the
three months
ended
September 30,
2015

Revenue	$2,684

Operating expenses:
General and administrative	907
Amortization	125
Professional fees	19,205
Professional fees - related party	8,032

Total operating expenses	28,269

Other income(expenses):
Interest expense - related party	(115)

Total other expenses	(115)

Net loss	$(25,700)

Net loss per common share - basic	$(0.00)

Weighted average number of common shares
outstanding - basic	36,111,200

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENT OF CASH FLOWS

(unaudited)

For the
three months
ended
September 30,
2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,700)
Adjustments to reconcile to net loss to net cash used in
operating activities:
Amortization of prepaid stock compensation	2,125
Amortization of website costs	125
Changes in operating assets and liabilities:
(Increase) in accounts receivable	137
(Increase) in prepaid expenses	2,662
Increase in accounts payable - related party	8,032
Increase in accrued interest payable - related party	114

Net cash used in operating activities	(12,505)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in operating activities	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock receivable	6,500

Net cash provided by financing activities	6,500

NET CHANGE IN CASH	(6,005)

CASH AT BEGINNING OF PERIOD	21,873

CASH AT END OF PERIOD	$15,868

SUPPLEMENTAL INFORMATION:
Interest paid	$-
Income taxes paid	$-

Non-cash investing and financing activities:
Amortization of prepaid stock compensation	$2,125

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended June 30, 2015 and notes thereto included in the Company’s registration statement. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Organization

The Company was incorporated on May 11, 2015 (Date of Inception) under the laws of the State of Nevada, as Interlink Plus, Inc.

Nature of operations

The Company will provide services for oversea travel agents on hotel price quotation and negotiation, contract reviewing, detailed guests’ arrangements, hotel check-in assistance, as well as tradeshow services to domestic and international businesses.

Year end

The Company’s year-end is June 30.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes. The Company plans to commence amortization upon completion and release of the Company’s fully operational website.

Revenue recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company will record revenue when it is realizable and earned and the services are completed as part of the service contract.

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the three months ended September 30, 2015.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through October 2015 and believes that none of them will have a material effect on the company’s financial statements except for the following ASU below.

The Company has elected early adoption of Accounting Standard Update (ASU) 2014-10, Topic 915, Development Stage Entities, Elimination of Certain Financial Reporting Requirements. ASU 2014-10 removes all incremental financial reporting requirements for development stage entities, including, but not limited to, inception-to-date financial information included on the statements of operations, statements of stockholders’ equity (deficit) and statements of cash flows. As a result of the Company’s early adoption, all references to the Company as a development stage entity have been removed. The adoption of this pronouncement has no impact on the Company’s financial position, results of operations or liquidity.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start-up costs and expenses. As a result, the Company had a retained deficit as of September 30, 2015 of ($31,352). In addition, the Company’s activities since inception have been financially sustained through debt and equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - PREPAID EXPENSES

As of September 30, 2015, the Company had prepaid transfer agent expenses totaling $938.  The prepaid professional fees will be expensed on a straight line basis over the remaining life of the service period.  During the three months ended September 30, 2015 the Company amortized transfer agent expenses of $62 and accounting fees of $3,600.

NOTE 4 - PREPAID STOCK COMPENSATION

During the period ending June 30, 2015, the Company issued a total of 1,700,000 shares of common stock as part of a consulting agreement totaling $8,500.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $0.005 per share.  The value of the shares was recorded as prepaid expense and is being amortized over one year which is the related service period of the agreement.

For the three months ended September 30, 2015, the Company expensed $2,125 as professional fees with a remaining prepaid stock compensation amount totaling $5,667 at September 30, 2015.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 - WEBSITE

The following is a summary of website costs:

September 30,
2015
Website	$1,500
Less: accumulated amortization	(146)
Website, net	$1,354

Amortization expense for the three months ended September 30, 2015 was $125.

NOTE 6 - NOTES PAYABLE - RELATED PARTY

Short term

On May 13, 2015, the Company executed a promissory note with a related party for $500.  The unsecured note bears interest at 10% per annum and is due upon demand.

Long term

On May 22, 2015, the Company executed a convertible promissory note with a related party for $4,000.  The unsecured note bears interest at 10% per annum and is due on May 22, 2017.  This note is convertible at $0.0001 per share and can be converted on or before the maturity date of May 22, 2015.

As of September 30, 2015, the balance of accrued interest was $165.  The interest expense for the three months ended September 30, 2015 was $115.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 475,000,000 shares of its $0.0001 par value common stock and 25,000,000 shares of its $0.0001 par value preferred stock.  The Series A convertible preferred stock have a liquidation preference of $0.10 per share, have super voting rights of 100 votes per share, and each share of Series A may be converted into 100 shares of common stock.

Preferred stock

During the three months ended September 30, 2015, there have been no other issuances of preferred stock.

Common stock

During the three months ended September 30, 2015, there have been no other issuances of common stock.

During the three months ended September 30, 2015, the Company received $6,500 from investors and reduced the entire balance of common stock receivable.

NOTE 8 - WARRANTS AND OPTIONS

As of September 30, 2015, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 9 - RELATED PARTY TRANSACTIONS

On July 11, 2015, the Company executed a consulting agreement for a period of one year with a former officer and director and current shareholder at a rate of $3,000 per month.  During the three months ended September 30, 2015, the Company had professional fees - related party totaling $8,032.  As of September 30, 2015, the accounts payable - related party balance was $8,032.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview

Our business is divided into two major segments: travel agency assistance services and convention services.

We provide services for overseas travel agents on hotel price quotation and negotiation, contract reviewing, detailed guests’ arrangements, hotel check-in assistance and tradeshow assistance. Overseas travel agents often encounter language barriers and time differences on office hours when dealing with U.S. based hotels and U.S. based conventions. We believe that our bilingual language services, flexible office hours, and reasonable fee structure will help our clients to increase accuracy and efficiency levels, and reduce costs.

We only have contracted with one overseas travel agent, See Tour Vacation Services Inc, a Chinese travel agency.  In this segment of our business, we plan to acquire more clients like See Tour.  These overseas travel agencies work with exhibition service agents in their home country to coordinate the travel plans of tour groups that plan on attending exhibitions in the U.S.  Depending on the exhibition, these tour groups can range from 30 to over 700 people. It is vital for the travel agents and exhibition services agents to provide their clients - Chinese businesses who exhibit in the trade show, a seamless and worry-free trip.

Our role is to help the travel agencies communicate with hotels and convention staff timely and accurately, including finding and negotiating hotel rate, reviewing and updating contracts, submitting and revising guest lists, group check-in (pick up and sorting the room keys for different groups), communicating on bill differences, etc.  We currently have bilinguals that are fluent in English and Chinese. We plan to expand our staff of bilinguals to cater to other languages and countries other than China. Our main focus at the present time is to establish a presence in China and we intend to branch out to other Asian countries from there as resources permit.

Our second business segment is catering to the individual exhibitors at the exhibitions. Exhibitors/ attendees often have temporary assistance needs at conventions and trade shows. We intend to assist these clients on exhibits display design, booth set up, tradeshow promotion material preparing, entourage interpreter and/or exhibitor booth personnel arrangements, including bilingual spokespersons, sales associates, narrators and demonstrators, hostesses/hosts, promoters and models.

We also plan to offer trade show marketing services, such as event website landing pages, Convention specific Google AdWords Campaigns, email marketing for before, during and after the event, as well as flyer distribution to convention attendees. In addition, we are in negotiation process to establish a wholesale account with an exhibit booth rental company. An agreement, however, has not been reached at this time.  If consummated, we can provide custom and pre-made booths, booth graphic design, and exhibit booth setup services to our clients.

We do not yet have any clients in this business segment. We plan to utilize our travel agency and exhibition service agent contacts to reach out to these exhibitors and establish direct connections for our exhibition services.  We may also work though these vital contacts as an extension of their services to these clientele.  Furthermore, because we have a U.S. presence, we plan to reach out to the U.S. exhibitions to offer our services to these clientele.

We are a start-up company that was formed on May 11, 2015. To the present, we have engaged in formation activities, raising capital, and commencing operations. We have signed a professional services contract with See Tour Vacation Service Inc. to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. We have a per room fee that we charge for our services. Through June 30, 2015, we have generated nominal revenue from this contract. We earned $215 in revenues from inception to June 30, 2015, and $2,684 for the three months ended September 30, 2015.  We are also hopeful that we will engage in other contracts for the services we have outlined above.

We require additional capital necessary for us to grow our business. Our initial plans include: hiring necessary personnel, marketing our business, completing our website, purchasing equipment and software and further developing the service offering. There is no assurance that we will be successful in these endeavors or that if we accomplish all of these steps we will be able to operate profitably. We intend to fulfill the service needs of our potential customers by utilizing resources and employees in the United States, but, as we grow, we believe we can reduce costs and increase margins by utilizing personnel in foreign countries, such as China, to fulfill the services on behalf of our customers.

Through our services, we believe that clients will be able to gain the advantage of maintaining their growth goals without the need to sacrifice precious resources to address standard business bottlenecks. Our goal is to allow firms to retain their entrepreneurial speed and agility, advantages they would otherwise sacrifice in dealing with logistics rather than the specific focus of the client’s business. We plan to allow clients to grow at a faster pace as they will be less constrained by large capital expenditures for people, training, equipment, or mistakes made from lack of experience in areas which are unrelated to the client’s specific business purpose.

Our Estimated Expenses for the Next Twelve Months

Management, Employees and Consulting

We currently do not compensate our officer and director, Duan Fu. We plan to compensate him when we have enough money to do so. His main function is to oversee the entire plan of the company and engage in the day to day operations. His expertise is in design and business management. We expect that he will be instrumental in our marketing and advertising efforts. He will purchase keywords on Google adwords to drive traffic to our website, and also purchase email lists and send bulk email to small and medium sized businesses to generate interest. We do not anticipate that we will enter into an employment agreement with Mr. Duan or compensate him with significant cash in the twelve months. We plan to provide him around $2,000 in cash monthly if and when it is available.

We have a consulting agreement with Zixiao Chen. Ms. Chen was a prior officer and director. She assisted with our formation activities and resigned shortly after our incorporation, opting for a consultant capacity with our company. In her agreement, dated July 11, 2015, we initially compensated her with 60,000 shares of our common stock. Her main function is to oversee the business accounts, dealing with clients and expanding the company’s sales efforts. She will assist with creating timelines, data entry, plans and budgets for our clients. She will also establish the training program to train new employees on delivering the services, oversee and respond to concerns with our outsourced personnel. Her agreement provides her compensation in the form of shares of our common stock or cash, if available, as determined by our board of directors, on a monthly basis. If we are able to raise the money, we plan to compensate Ms. Chen $3,000 monthly.

We plan to hire a sales manager when funds are available, hopefully within the next three months. The sales manager will hire sales people for each geographical region. Sales staff will call leads generated from our marketing efforts, including mailing lists, and will engage in other sales techniques, like attending trade shows and networking. This sales manager will review and sign our service contracts with new customers. If we are able to raise the money, we plan to compensate our sales manager around $3,000 per month, plus commissions when available from sales. We anticipate hiring three members to our sales team when funds are available, hopefully within the next three months. Each sales staff member will make approximately $1,000 per month, plus commissions when available from sales.

We will also need to hire client account and customer service personnel. Ms. Chen will head the efforts of these personnel. They will assist her with working the accounts and service needs of our clients. We anticipate hiring one or two members to our accounts/service team when funds are available, hopefully within the next three months. Each member will make approximately $1,500-$2,000 per month.

Marketing and Sales

We expect that most of our clients will be reached via email and phone calls from our sales personnel. As explained above, as business grows and we raise enough funds, we plan to hire employee. We also plan to rent a physical office. We plan to spend approximately $5,000 per month on Google Adwords, Paper-per-click (PPC), search engine marketing (SEM), search engine optimization (SEO) and other forms of online marketing. We will spend approximately $3,000 per month on purchasing email lists and engaging in print advertising with trade magazines and journals. These will be the main focus objectives with our marketing and sales budget for the next twelve months.

Website Development

We plan to develop our website where we provide detailed information regarding our client services and the ability for clients to provide feedback on the types of services they needs from us. It cost $1,500 to build our website. Our website is currently up and running, but not yet completed.  We will continue to refine the site, as funds are available, to provide more features and tools as our business operations dictate.

Equipment and Software

In order to provide computers and software for our employees, we expect to spend around $50,000 in the next twelve months.

Legal and Accounting

Our primary priority will be to retain our reporting status with the SEC, which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. We estimate that these expenses will be $25,000 in the next twelve months.

Offices

Currently, we have a mailbox address, but no office space. Our officer and consultants operate virtually. If the business grows and we successfully raise money, we plan to secure office space to conduct our operations. We estimate that we will need approximately 800 square feet of space and we estimate that it will cost us $1000 - $1,500 per month in rent.

We will also have general and administrative expenses, including phone, utilities, insurance, business licenses and incidental expenses. These are estimated at approximately $32,000 for the next twelve months.

Our continuation in business after the expiration of one year and the employment of significant additional staff, will be dependent upon our achievement of profits from operations and/or obtaining capital from third party investors. Eventually, assuming our initial success in generating operating profits and raising capital from third party investors, management plans to expand the scope of our services and to begin to utilize foreign workers to fulfill our customer’s service needs.

Results of operations for the three months ended September 30, 2015

We have earned revenues of $2,684 for the three months ended September 30, 2015. We expect to achieve steadily increasing revenues within the coming months. However, as we are a start-up, we have no operating history to rely upon and we cannot guarantee that our business plan will be successful.  To date, we only have client, See Tour Vacation Services, Inc., a Chinese travel agent that we contracted to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele.  We have achieved only nominal revenues from this contract. Our management is actively working to secure additional contracts, but no agreements have been reached at this time.

Operating expenses were $28,269 for the three months ended September 30, 2015. Our operating expenses for this period consisted of professional fees and general and administrative expenses.

We expect our operating expenses to increase as a result of increased operating activity to implement our business plan and the added expenses associated with reporting with the Securities and Exchange Commission.

We incurred a related party interest expense of $115 in connection with a promissory note for the three months ended September 30, 2015.

We recorded a net loss of $25,700 for the three months ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2015, we had current assets of $22,551. Our total current liabilities as of September 30, 2015 were $8,697. As a result, we had working capital of $13,854 as of September 30, 2015.

Operating activities used $12,505 in cash for the three months ended September 30, 2015. Our negative operating cash flow was mainly the result of our net loss of $25,700, offset mainly by an increase in related party accounts payable of $8,032, an increase in prepaid expenses of $2,662 and the amortization of prepaid stock compensation of 2,125.

Financing activities provided $6,500 in cash for the three months ended September 30, 2015. Our positive financing cash flow was a result of issuing shares of our common stock.

We were incorporated on May 11, 2015. Our operations, to date, have been devoted primarily to startup, development activities and obtaining our first contract. Because of our limited operating history, it is difficult to predict our capital needs on a monthly, quarterly or annual basis. We will have no capital available to us if we are unable to raise money from this offering or find alternate forms of financing, which we do not have in place at this time.

There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Our plan specifies a minimum amount of $250,000 in additional operating capital to operate for the next twelve months. If we are unable to raise $250,000 from this offering, our business will be in jeopardy and we could be formed to suspend our operations or go out of business. As such, there can be no assurance that this offering will be successful.  You may lose your entire investment.

Off Balance Sheet Arrangements

As of September 30, 2015, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, we are a start-up and, accordingly, have generated slight revenues from operations. Since our inception, we have been engaged substantially in financing activities and developing our business plan and incurring startup costs and expenses. As a result, we incurred accumulated net losses from Inception (May 11, 2014) through the period ended September 30, 2015 of ($31,352). In addition, our development activities since inception have been financially sustained through debt and equity financing.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2015, the Company issued an officer and director of the Company 23,000,000 shares of common stock for cash received of $2,300.

On May 12, 2015, the Company issued 9,000,000 shares of common stock for cash received of $900.

On May 22, 2015, the Company issued 1,700,000 shares of common stock for consulting services totaling $8,500 to be performed over a period of one year.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $0.005 per share.

On May 22, 2015, the Company issued 1,000,000 shares of common stock for cash received of $5,000.

On May 22, 2015, the Company issued 1,000,000 shares of common stock for funds not yet received as of June 30, 2015.  During July 2015, funds totaling $5,000 have been received.

On June 19, 2015, the Company issued 10,000 shares of common stock as a settlement of accounts payable totaling $500.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $0.05 per share.

On June 30, 2015, the Company issued 371,200 shares of common stock for cash received of $18,560.

On June 30, 2015, the Company issued 30,000 shares of common stock for funds not yet received as of June 30, 2015.  During July 2015, funds totaling $1,500 have been received.

During the three months ended September 30, 2015, the Company received $6,500 from investors and reduced the entire balance of common stock receivable.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interlink Plus, Inc.

Date:	November 11, 2015

By:	/s/ Duan Fu Duan Fu
Title:	Chief Executive Officer and Director