Form 10-Q
period 2015-12-31
Interlink Plus, Inc.
filed 2016-02-12
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

702-824-7047

(Registrant’s telephone number)

_____________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,111,200 common shares as of February 9, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2015 (unaudited) and June 30, 2015;
F-2	Statement of Operations for the three and six months ended December 31, 2015 (unaudited);
F-3	Statement of Cash Flows for the six months ended December 31, 2015 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

INTERLINK PLUS, INC.

BALANCE SHEETS

(unaudited)

	December 31,	June 30,
	2015	2015

ASSETS

Current assets:
Cash	$1,400	$21,873
Accounts receivable	-	215
Prepaid expenses	750	3,600
Prepaid stock compensation	3,542	7,792
Total current assets	5,692	33,480

Other assets:
Website	1,229	1,479
Total other assets	1,229	1,479

Total assets	$6,921	$34,959

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,625	$-
Accounts payable - related party	9,000	-
Notes payable - related party	5,500	500
Accrued interest payable - related party	292	51
Total current liabilities	16,417	551

Long-term liabilities:
Notes payable - related party	4,000	4,000
Total long-term liabilities	4,000	4,000

Total liabilities	20,417	4,551

Stockholders' equity:
Series A Convertible Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 3,000,000 and 3,000,000 shares issued and outstanding as of December 31, 2015 and June 30, 2015, respectively	300	300
Common stock, $0.0001 par value, 475,000,000 shares authorized, 36,111,200 and 36,111,200 shares issued and outstanding as of December 31, 2015 and June 30, 2015, respectively	3,611	3,611
Additional paid-in capital	38,649	38,649
Subscriptions receivable	-	(6,500)
Retained deficit	(56,056)	(5,652)
Total stockholders' equity	(13,496)	30,408

Total liabilities and stockholders' equity	$6,921	$34,959

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENT OF OPERATIONS

(unaudited)

	For the	For the
	three months	six months
	ended	ended
	December 31,	December 31,
	2015	2015

Revenue	$1,848	$4,532

Operating expenses:
General and administrative	475	1,382
Amortization	125	250
Professional fees	16,825	36,030
Professional fees - related party	9,000	17,032

Total operating expenses	26,425	54,694

Other income(expenses):
Interest expense - related party	(127)	(242)

Total other expenses	(127)	(242)

Net loss	$(24,704)	$(50,404)

Net loss per common share - basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	36,111,200	36,111,200

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENT OF CASH FLOWS

(unaudited)

For the
six months
ended
December 31,
2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,404)
Adjustments to reconcile to net loss to net cash used in
operating activities:
Amortization of prepaid stock compensation	4,250
Amortization of website costs	250
Changes in operating assets and liabilities:
(Increase) in accounts receivable	215
(Increase) in prepaid expenses	2,850
Increase in accounts payable	1,625
Increase in accounts payable - related party	9,000
Increase in accrued interest payable - related party	241

Net cash used in operating activities	(31,973)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in operating activities	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	5,000
Proceeds from stock receivable	6,500

Net cash provided by financing activities	11,500

NET CHANGE IN CASH	(20,473)

CASH AT BEGINNING OF PERIOD	21,873

CASH AT END OF PERIOD	$1,400

SUPPLEMENTAL INFORMATION:
Interest paid	$-
Income taxes paid	$-

Non-cash investing and financing activities:
Amortization of prepaid stock compensation	$4,250

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

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the six months ended December 31, 2015.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start-up costs and expenses. As a result, the Company had a retained deficit as of December 31, 2015 of ($56,056). In addition, the Company’s activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 - PREPAID EXPENSES

As of December 31, 2015, the Company had prepaid transfer agent expenses totaling $750.  The prepaid professional fees will be expensed on a straight line basis over the remaining life of the service period.  During the six months ended December 31, 2015 the Company amortized transfer agent expenses of $250 and accounting fees of $3,600.

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

For the six months ended December 31, 2015, the Company expensed $4,250 as professional fees with a remaining prepaid stock compensation amount totaling $3,542 at December 31, 2015.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 - WEBSITE

The following is a summary of website costs:

December 31,
2015
Website	$1,500
Less: accumulated amortization	(271)
Website, net	$1,229

Amortization expense for the six months ended December 31, 2015 was $250.

NOTE 6 - NOTES PAYABLE - RELATED PARTY

Short term

On May 13, 2015, the Company executed a promissory note with a related party for $500.  The unsecured note bears interest at 10% per annum and is due upon demand.

On December 23, 2015, the Company executed a promissory note with a related party for $5,000.  The unsecured note bears interest at 10% per annum and is due upon demand.

Long term

On May 22, 2015, the Company executed a convertible promissory note with a related party for $4,000.  The unsecured note bears interest at 10% per annum and is due on May 22, 2017.  This note is convertible at $0.0001 per share and can be converted on or before the maturity date of May 22, 2015.

As of December 31, 2015, the balance of accrued interest was $292.  The interest expense for the six months ended December 31, 2015 was $242.

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

Preferred stock

During the six months ended December 31, 2015, there have been no other issuances of preferred stock.

Common stock

During the six months ended December 31, 2015, there have been no other issuances of common stock.

During the six months ended December 31, 2015, the Company received $6,500 from investors and reduced the entire balance of common stock receivable.

NOTE 8 - WARRANTS AND OPTIONS

As of December 31, 2015, there were no warrants or options outstanding to acquire any additional shares of common stock.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 - RELATED PARTY TRANSACTIONS

On July 11, 2015, the Company executed a consulting agreement for a period of one year with a former officer and director and current shareholder at a rate of $3,000 per month.  During the six months ended December 31, 2015, the Company had professional fees - related party totaling $17,032.  As of December 31, 2015, the accounts payable - related party balance was $9,000.

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

Travel Agency Assistance

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

We have a written agreement with one overseas travel agent, See Tour Vacation Services Inc (See Tour), a Chinese travel agency.  We have recently negotiated an agreement with Easytour International Travel Service (Beijing) Co., Ltd / Beijing Schender International Travel Inc/ Schender International Travel Inc. (Schender), a second overseas travel agent.

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

Recently, we have engaged with Lexyl Travel Technologies, LLC to assist us with hotel booking and customer service assistance. Lexyl will act as a hotel booking service for groups of our clients that have sign up on their website, HotelPlanner.com. They will field customer service in the service of our clients at the hotels. Lexyl will pay us a commission via HotelPlanner.com for hotel stays booked by our customers on its website.

We are hopeful this back-end service will afford as an additional revenue stream. However, we believe that most of our revenue will not come from the travel agencies or the hotel booking services.  We believe that our real business opportunity is in the exhibition services, described below.

Convention Services

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

We also offer trade show marketing services, such as event website landing pages, convention specific Google AdWords campaigns, email marketing services before, during and after the event, as well as media distribution and posting to convention attendees.

We plan to provide clients with an event website that contains the information about the trade show. We work with our clients to ensure that all the data included in the website is accurate. Visitors who want to receive more information about the trade show are required to submit their email addresses. The event website will also include a file download section. There the organizers are able to share press kits, brochures about the trade show, and other features. The trade show website will include an e-commerce feature for product sales.

In order to increase awareness about the trade show, we are able to set up AdWords campaigns for clients. We make sure that we pick the right keywords for the event to maximize the reach of the campaign. Through the Google AdWords campaign, we will build leads and even set appointments even before the official start of the convention.

We plan to put the emails clients have collected from their websites into good use by starting an email marketing campaign. This is done before, during, and after the trade show. Through email marketing, clients are able to reach existing customers, acquire new ones, and make them part of the mailing list.

We also provide the distribution of flyers and other media during the day of the event. We make sure that all attendees get a flyer of our client’s brand message. Our team will be position at the entrance and exit points to ensure everyone receives a copy of this media.

In addition to flyers, we also provide billboard advertising. We utilize both digital and static billboards that are strategically positioned along major roads going to and from the convention center. We also plan to use mobile static and digital billboards that are 10 feet in size. The mobile billboards will go up and down the Las Vegas strip. This is one way to put client brand in front of people throughout the day. We make sure that your brand is in front of the target market as soon as they land in Las Vegas. This is achieved by airport advertising cab ad advertising.

We are able to provide custom and pre-made booths, booth graphic design, and exhibit booth setup services to our clients. For clients looking for complete tradeshow exhibit booths, we provide turnkey solutions for sale. We offer top of the range Tablets, TV screens with stands, tables, and chairs, storage bins among others, to ensure that your tradeshow booth is highly inviting. We are able to work with clients on their required specifications and our staff is capable of delivery and assembly of attractive booth designs.

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

We are a start-up company that was formed on May 11, 2015. To the present, we have engaged in formation activities, raising capital, and commencing operations. We have signed a professional services contract with See Tour and Schender to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. We have a per room fee that we charge for our services. Through December 31, 2015, we have generated nominal revenue from our agreement with See Tour. We earned $4,747 in revenues from inception to December 31, 2015.  We are also hopeful that we will engage in other contracts for the services we have outlined above.

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

Our Estimated Expenses for the Next Twelve Months

Management, Employees and Consulting

We currently do not compensate our officer and director, Duan Fu. We plan to compensate him when we have enough money to do so. His main function is to oversee the entire plan of the company and engage in the day to day operations. His expertise is in design and business management. We expect that he will be instrumental in our marketing and advertising efforts. He will purchase keywords on Google adwords to drive traffic to our website, and also purchase email lists and send bulk email to small and medium sized businesses to generate interest. We do not anticipate that we will enter into an employment agreement with Mr. Duan or compensate him with significant cash in the twelve months. We plan to provide him around $2,000 in cash monthly if and when it is available. As of December 31, 2015, we have not compensated Mr. Fu, since we want to utilize our capital on business operations and growth.

We have a consulting agreement with Zixiao Chen. Ms. Chen was a prior officer and director. She assisted with our formation activities and resigned shortly after our incorporation, opting for a consultant capacity with our company. In her agreement, dated July 11, 2015, we initially compensated her monthly with 60,000 shares of our common stock or $3,000. Her main function is to oversee the business accounts, dealing with clients and expanding the company’s sales efforts. She will assist with creating timelines, data entry, plans and budgets for our clients. She will also establish the training program to train new employees on delivering the services, oversee and respond to concerns with our outsourced personnel. Her agreement provides her compensation in the form of shares of our common stock or cash, if available, as determined by our board of directors, on a monthly basis. If we are able to raise the money, we plan to compensate Ms. Chen $3,000 monthly. Ms. Chen received a pro-rated fee for what was owed to her as of September 30, 2015, but to focus our capital on operations and growth, we have accrued her fee for the quarter ended December 31, 2015.

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

Marketing and Sales

We expect that most of our clients will be reached via email and phone calls from our sales personnel. As explained above, as business grows and we raise enough funds, we plan to hire employees. We also plan to rent a physical office. We plan to spend approximately $5,000 per month on Google Adwords, Paper-per-click (PPC), search engine marketing (SEM), search engine optimization (SEO) and other forms of online marketing. We will spend approximately $3,000 per month on purchasing email lists and engaging in print advertising with trade magazines and journals. These will be the main focus objectives with our marketing and sales budget for the next twelve months.

Website Development

We plan to develop our website where we provide detailed information regarding our client services and the ability for clients to provide feedback on the types of services they needs from us. It cost $1,500 to build our website. Our website is currently up and running, but not yet completed.  We will continue to refine the site, as funds are available, to provide more features and tools as our business operations dictate.  During the three months ended December 31, 2015, we spent $300 in further development on our website.

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

Offices

Currently, we have a mailbox address, but no office space. Our officer and consultants operate virtually. If the business grows and we successfully raise money, we plan to secure office space to conduct our operations. We estimate that we will need approximately 800 square feet of space and we estimate that it will cost us $1,000 - $1,500 per month in rent.

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

Results of operations for the three and six months ended December 31, 2015

We have earned revenues of $1,848 for the three months ended December 31, 2015. We have earned revenues of $4,532 for the six months ended December 31, 2015.

We expect to achieve steadily increasing revenues within the coming months. However, as we are a start-up, we have no operating history to rely upon and we cannot guarantee that our business plan will be successful.  To date, we only have two clients, See Tour and Schender, Chinese travel agents that we contracted to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele.  We have achieved only nominal revenues from our See Tour contract. Our management is actively working to secure additional contracts, but no agreements have been reached at this time.

Operating expenses were $26,425 for the three months ended December 31, 2015. Operating expenses were $54,694 for the six months ended December 31, 2015. Our operating expenses for this period consisted of professional fees and general and administrative expenses.

We expect our operating expenses to increase as a result of increased operating activity to implement our business plan and the added expenses associated with reporting with the Securities and Exchange Commission.

We incurred a related party interest expense of $242 in connection with promissory notes for the six months ended December 31, 2015.

We recorded a net loss of $24,704 for the three months ended December 31, 2015. We recorded a net loss of $50,404 for the six months ended December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2015, we had current assets of $5,692. Our total current liabilities as of December 31, 2015 were $16,417. As a result, we had working capital deficit of $10,725 as of December 31, 2015.

Operating activities used $31,973 in cash for the six months ended December 31, 2015. Our negative operating cash flow was mainly the result of our net loss of $50,404, offset mainly by an increase in related party accounts payable of $9,000, a decrease in prepaid expenses of $2,850 and the amortization of prepaid stock compensation of $4,250.

Financing activities provided $11,500 in cash for the six months ended December 31, 2015. Our positive financing cash flow was a result of proceeds from the notes payable - related party and for issuing shares of our common stock.

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

Off Balance Sheet Arrangements

As of December 31, 2015, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, we are a start-up and, accordingly, have generated slight revenues from operations. Since our inception, we have been engaged substantially in financing activities and developing our business plan and incurring startup costs and expenses. As a result, we incurred accumulated net losses from Inception (May 11, 2014) through the period ended December 31, 2015 of ($56,056). In addition, our development activities since inception have been financially sustained through debt and equity financing.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Professional Services Contract, dated November 9, 2015
10.2	Amendment to Professional Services Contract, dated November 22, 2015
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

*Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interlink Plus, Inc.

Date:	February 12, 2016

By:	/s/ Duan Fu Duan Fu
Title:	Chief Executive Officer and Director