Form 10-Q/A
period 2015-12-31
Interlink Plus, Inc.
filed 2016-02-23
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

702-815-7557

(Registrant’s telephone number)

_________________________________________________________

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,111,200 common shares as of February 9, 2016

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2015, filed with the Securities and Exchange Commission on February 12, 2016 (the “Form 10-Q”), is solely to furnish Exhibits 10.1 and 10.2 to the Form 10-Q. These Exhibits were inadvertently not included in the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1**	Professional Services Contract, dated November 9, 2015
10.2**	Amendment to Professional Services Contract, dated November 22, 2015
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interlink Plus, Inc.

Date:	February 23, 2016

By:	/s/ Duan Fu Duan Fu
Title:	Chief Executive Officer and Director

4