Form 10-Q
period 2016-03-31
Interlink Plus, Inc.
filed 2016-05-16
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,111,200 common shares as of May 13, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2016 (unaudited) and June 30, 2015;
F-2	Statement of Operations for the three and nine months ended March 31, 2016 (unaudited);
F-3	Statement of Cash Flows for the nine months ended March 31, 2016 (unaudited); and
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2016 are not necessarily indicative of the results that can be expected for the full year.

INTERLINK PLUS, INC.

BALANCE SHEETS

(unaudited)

	March 31,	June 30,
	2016	2015

ASSETS

Current assets:
Cash	$1,950	$21,873
Accounts receivable	120	215
Prepaid expenses	563	3,600
Prepaid stock compensation	1,417	7,792
Total current assets	4,050	33,480

Other assets:
Website, net	1,104	1,479
Total other assets	1,104	1,479

Total assets	$5,154	$34,959

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,972	$-
Accounts payable - related party	18,000	-
Notes payable - related party	6,500	500
Accrued interest payable - related party	542	51
Convertible debt, net	388	-
Accrued interest payable	39	-
Total current liabilities	30,441	551

Long-term liabilities:
Convertible debt - related party, net	4,000	4,000
Total long-term liabilities	4,000	4,000

Total liabilities	34,441	4,551

Stockholders' equity:
Series A Convertible Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 2,800,000 and 3,000,000 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	280	300
Common stock, $0.0001 par value, 475,000,000 shares authorized, 56,111,200 and 36,111,200 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	5,611	3,611
Additional paid-in capital	42,669	38,649
Subscriptions receivable	-	(6,500)
Retained deficit	(77,847)	(5,652)
Total stockholders' equity	(29,287)	30,408

Total liabilities and stockholders' equity	$5,154	$34,959

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENT OF OPERATIONS

(unaudited)

	For the	For the
	three months	nine months
	ended	ended
	March 31,	March 31,
	2016	2016

Revenue	$2,335	$6,867

Operating expenses:
General and administrative	730	2,112
Amortization	125	375
Professional fees	13,595	49,625
Professional fees - related party	9,000	26,032

Total operating expenses	23,450	78,144

Other income(expenses):
Interest expense - related party	(676)	(918)

Total other expenses	(676)	(918)

Net loss	$(21,791)	$(73,913)

Net loss per common share - basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	42,265,046	38,147,564

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENT OF CASH FLOWS

(unaudited)

For the
nine months
ended
March 31,
2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(72,195)
Adjustments to reconcile to net loss to net cash used in operating activities:
Amortization of prepaid stock compensation	6,375
Amortization of website costs	375
Amortization of debt discount	388
Changes in operating assets and liabilities:
(Increase) in accounts receivable	95
(Increase) in prepaid expenses	3,037
Increase in accounts payable	4,972
Increase in accounts payable - related party	18,000
Increase in accrued interest payable - related party	491
Increase in accrued interest payable	39

Net cash used in operating activities	(38,423)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in operating activities	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	6,000
Proceeds from convertible debt	6,000
Proceeds from stock receivable	6,500

Net cash provided by financing activities	18,500

NET CHANGE IN CASH	(19,923)

CASH AT BEGINNING OF PERIOD	21,873

CASH AT END OF PERIOD	$1,950

SUPPLEMENTAL INFORMATION:
Interest paid	$-
Income taxes paid	$-

Non-cash investing and financing activities:
Amortization of prepaid stock compensation	$6,375
Amortization of debt discount	$388

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the nine months ended March 31, 2016.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through May 2016 and believes that none of them will have a material effect on the company’s financial statements except for the following ASU below.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company had a retained deficit as of March 31, 2016 of ($77,847). In addition, the Company’s activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 - PREPAID EXPENSES

As of March 31, 2016, the Company had prepaid transfer agent expenses totaling $563.  The prepaid professional fees will be expensed on a straight line basis over the remaining life of the service period.  During the nine months ended March 31, 2016 the Company amortized transfer agent expenses of $375 and accounting fees of $3,600.

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

For the nine months ended March 31, 2016, the Company expensed $6,375 as professional fees with a remaining prepaid stock compensation amount totaling $1,417 at March 31, 2016.

NOTE 5 - WEBSITE

The following is a summary of website costs:

March 31,
2016
Website	$1,500
Less: accumulated amortization	(396)
Website, net	$1,104

Amortization expense for the nine months ended March 31, 2016 was $375.

NOTE 6 - NOTES PAYABLE AND CONVERTIBLE DEBT - RELATED PARTY

Short term

On May 13, 2015, the Company executed a promissory note with a related party for $500.  The unsecured note bears interest at 10% per annum and is due upon demand.

On December 23, 2015, the Company executed a promissory note with a related party for $5,000.  The unsecured note bears interest at 10% per annum and is due upon demand.

On February 26, 2016, the Company executed a promissory note with a related party for $1,000.  The unsecured note bears interest at 10% per annum and is due upon demand.

Convertible debt long term

On May 22, 2015, the Company executed a convertible promissory note with a related party for $4,000.  The unsecured note bears interest at 10% per annum and is due on May 22, 2017.  This note is convertible at $0.005 per share and can be converted on or before the maturity date of May 22, 2017.

As of March 31, 2016, the balance of accrued interest was $542.  The interest expense for the nine months ended March 31, 2016 was $491.

NOTE 7 - CONVERTIBLE DEBT

Convertible debt short term

On March 8, 2016, the Company executed a convertible promissory note with an entity for $6,000.  The unsecured note bears interest at 10% per annum and is due on March 7, 2017.  This note is convertible at $0.005 per share and can be converted on or before the maturity date of March 7, 2017.

As of March 31, 2016, the balance of accrued interest was $39.  The interest expense for the nine months ended March 31, 2016 was $427 including amortization of debt discount of $388.

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 475,000,000 shares of its $0.0001 par value common stock and 25,000,000 shares of its $0.0001 par value preferred stock.  The Series A convertible preferred stock have a liquidation preference of $0.10 per share, have super voting rights of 100 votes per share, and each share of Series A may be converted into 100 shares of common stock.

Preferred stock

During the nine months ended March 31, 2016, there have been no other issuances of preferred stock.

Common stock

During the nine months ended March 31, 2016 the Company received $6,500 from investors and reduced the entire balance of common stock receivable.

During March 2016, the Company issued 20,000,000 shares of common stock as part of a conversion of 20,000 shares of preferred stock.

NOTE 9 - WARRANTS AND OPTIONS

As of March 31, 2016, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 10 - RELATED PARTY TRANSACTIONS

On July 11, 2015, the Company executed a consulting agreement for a period of one year with a former officer and director and current shareholder at a rate of $3,000 per month.  During the nine months ended March 31, 2016, the Company had professional fees - related party totaling $26,032.  As of March 31, 2016, the accounts payable - related party balance was $18,000.

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

We are a start-up company that was formed on May 11, 2015. To the present, we have engaged in formation activities, raising capital, and commencing operations. We have signed a professional services contract with See Tour and Schender to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. We have a per room fee that we charge for our services. Through March 31, 2016, we have generated nominal revenue from our agreement with See Tour. We earned $6,867 in revenues from inception to March 31, 2016.  We are also hopeful that we will engage in other contracts for the services we have outlined above.

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

Our Estimated Expenses for the Next Twelve Months

Management, Employees and Consulting

We currently do not compensate our officer and director, Duan Fu. We plan to compensate him when we have enough money to do so. His main function is to oversee the entire plan of the company and engage in the day to day operations. His expertise is in design and business management. We expect that he will be instrumental in our marketing and advertising efforts. He will purchase keywords on Google adwords to drive traffic to our website, and also purchase email lists and send bulk email to small and medium sized businesses to generate interest. We do not anticipate that we will enter into an employment agreement with Mr. Duan or compensate him with significant cash in the twelve months. We plan to provide him around $2,000 in cash monthly if and when it is available. As of March 31, 2016, we have not compensated Mr. Fu, since we want to utilize our capital on business operations and growth.

We have a consulting agreement with Zixiao Chen. Ms. Chen was a prior officer and director. She assisted with our formation activities and resigned shortly after our incorporation, opting for a consultant capacity with our company. In her agreement, dated July 11, 2015, we initially compensated her monthly with 60,000 shares of our common stock or $3,000. Her main function is to oversee the business accounts, dealing with clients and expanding the company’s sales efforts. She will assist with creating timelines, data entry, plans and budgets for our clients. She will also establish the training program to train new employees on delivering the services, oversee and respond to concerns with our outsourced personnel. Her agreement provides her compensation in the form of shares of our common stock or cash, if available, as determined by our board of directors, on a monthly basis. If we are able to raise the money, we plan to compensate Ms. Chen $3,000 monthly. Ms. Chen received a pro-rated fee for what was owed to her as of September 30, 2015, but to focus our capital on operations and growth, we have accrued her fee for the quarter ended March 31, 2016.

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

Results of operations for the three and six months ended March 31, 2016

We have earned revenues of $2,335 for the three months ended March 31, 2016. We have earned revenues of $6,867 for the nine months ended March 31, 2016.

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

Operating expenses were $23,450 for the three months ended March 31, 2016. Operating expenses were $78,144 for the nine months ended March 31, 2016. Our operating expenses for this period consisted of professional fees and general and administrative expenses.

We expect our operating expenses to increase as a result of increased operating activity to implement our business plan and the added expenses associated with reporting with the Securities and Exchange Commission.

We incurred a related party interest expense of $918 in connection with promissory notes for the nine months ended March 31, 2016.

We recorded a net loss of $21,791 for the three months ended March 31, 2016. We recorded a net loss of $72,195 for the nine months ended March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2016, we had current assets of $4,050. Our total current liabilities as of March 31, 2016 were $30,441. As a result, we had working capital deficit of $26,391 as of March 31, 2016.

Operating activities used $38,423 in cash for the nine months ended March 31, 2016. Our negative operating cash flow was mainly the result of our net loss of $72,195 offset mainly by an increase in related party accounts payable of $18,000, a decrease in prepaid expenses of $3,037 and the amortization of prepaid stock compensation of $6,375.

Financing activities provided $18,500 in cash for the nine months ended March 31, 2016. Our positive financing cash flow was a result of proceeds from the notes payable - related party and for issuing shares of our common stock.

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

Off Balance Sheet Arrangements

As of March 31, 2016, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, we are a start-up and, accordingly, have generated slight revenues from operations. Since our inception, we have been engaged substantially in financing activities and developing our business plan and incurring startup costs and expenses. As a result, we incurred accumulated net losses from Inception (May 11, 2015) through the period ended March 31, 2016 of ($77,847). In addition, our development activities since inception have been financially sustained through debt and equity financing.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

SEC Filings

On February 28, 2016, the Company filed its Form 8-A with The United States Securities and Exchange Commission.

On February 29, 2016, the Company filed a post-effective Amendment with the United States Securities and Exchange Commission to deregister 5,000,000 shares registered in the Company’s S-1.

On March 29 2016, the Company filed a post-effective Amendment with the United States Securities and Exchange Commission to deregister 4,111,200 shares registered in the Company’s S-1.

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

Interlink Plus, Inc.

Date:	March 13, 2016

By:	/s/ Duan Fu Duan Fu
Title:	Chief Executive Officer and Director