Form 10-K
period 2016-06-30
Interlink Plus, Inc.
filed 2016-10-13
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

INTERLINK PLUS, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-205985	47-3975872
(State or Other Jurisdiction of	(Commission	(I.R.S. Employer
Incorporation or Organization)	File Number)	Identification No.)

4952 South Rainbow Boulevard, Suite 326, Las Vegas, NV  89118

(Address of Principal Executive Offices) (Zip Code)

(702) 824-7047

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class - None

Name of each exchange on which registered - N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class - Common Stock, $0.0001 Par Value

Name of each exchange on which registered - N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. December 31, 2015 - $3,311,120 based upon a market price of $0.10 per share of Common Stock.

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in the Form.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 20, 2016, the registrant had outstanding 56,111,200 shares of its common stock, par value of $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

ii

iii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “outlook,” “estimate,” “potential,” “continues,” “may,” “will,” “seek,” “approximately,” “predict,” “anticipate,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are described in “Risk Factors” herein.

Readers are cautioned not to place undue reliance on forward-looking statements, which are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

REFERENCES WITHIN THIS REPORT

All references to “ITRK,” “Interlink Plus,” “Interlink,” the “Company,” “we,” “us,” and “our” refer to Interlink Plus, Inc. and its subsidiaries, unless the context otherwise requires or where otherwise indicated.

PART I

ITEM 1: BUSINESS

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

As of June 30, 2016, we have a written agreement with two overseas travel agents. These overseas travel agencies work with exhibition service agents in their home country to coordinate the travel plans of tour groups that plan on attending exhibitions in the U.S.  Depending on the exhibition, these tour groups can range from 30 to over 700 people. It is vital for the travel agents and exhibition services agents to provide their clients - Chinese businesses who exhibit in the trade show, a seamless and worry-free trip.

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

We also have engaged with a travel agency to assist us with hotel booking and customer service assistance. It will act as a hotel booking service for groups of our clients that have sign up on their website. They will field customer service in the service of our clients at the hotels.

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

We are a start-up company that was formed on May 11, 2015. To the present, we have engaged in formation activities, raising capital, and commencing operations. We have signed services contract with two travel agents to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. We have a per room fee that we charge for our services. Through June 30, 2016, we have generated nominal revenue from our agreement with our clients. We earned $8,010 in revenues from inception to June 30, 2016.  We are also hopeful that we will engage in other contracts for the services we have outlined above.

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

Our Estimated Expenses for the Next Twelve Months

Management, Employees and Consulting

We currently do not compensate our officer and director, Duan Fu. We plan to compensate him when we have enough money to do so. His main function is to oversee the entire plan of the company and engage in the day to day operations. His expertise is in design and business management. We expect that he will be instrumental in our marketing and advertising efforts. He will purchase keywords on Google AdWords to drive traffic to our website, and also purchase email lists and send bulk email to small and medium sized businesses to generate interest. We do not anticipate that we will enter into an employment agreement with Mr. Duan or compensate him with significant cash in the twelve months. We plan to provide him around $2,000 in cash monthly if and when it is available. As of June 30, 2016, we have not compensated Mr. Fu, since we want to utilize our capital on business operations and growth.

We have a consulting agreement with Zixiao Chen. Ms. Chen was a prior officer and director. She assisted with our formation activities and resigned shortly after our incorporation, opting for a consultant capacity with our company. In her agreement, dated July 11, 2015, we initially compensated her monthly with 60,000 shares of our common stock or $3,000. Her main function is to oversee the business accounts, dealing with clients and expanding the company’s sales efforts. She will assist with creating timelines, data entry, plans and budgets for our clients. She will also establish the training program to train new employees on delivering the services, oversee and respond to concerns with our outsourced personnel. Her agreement provides her compensation in the form of shares of our common stock or cash, if available, as determined by our board of directors, on a monthly basis. If we are able to raise the money, we plan to compensate Ms. Chen $3,000 monthly. Ms. Chen received a pro-rated fee for what was owed to her as of September 30, 2015, but to focus our capital on operations and growth, we have accrued her fee for the quarter ended June 30, 2016.

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

Competition

Competition in all aspects of the outsourced services and business services industry is intense. We will compete against established outsourced business services companies with name familiarity and greater financial resources. We intend to use our relatively small size to our advantage by focusing on customer service and by deploying unique marketing strategies. A large part of our effort to compete against the other companies in our field will be directed to being recognized in this market of large players and, as a small company, to gain the trust of purchasing decision makers at our potential customers. In an effort to effectively compete, we will focus heavily on providing excellent service to our customers. We also intend to compete by running cutting edge marketing campaigns that use the internet and other technologies to educate the market about our services. Competitors may seek to duplicate the benefits of our services in ways that do not infringe on any benefits that our services offer. As a result we could find that our entire marketing plan and business model is undercut or made irrelevant by actions of other companies under which we have no control. We cannot promise that we can accomplish our marketing goals and as a result may experience negative impact upon our operating results.

Regulation

Federal, state and international laws and regulations impose a number of requirements and restrictions on our business. There are state and federal consumer protection laws that apply to our customer management services business, such as laws limiting telephonic sales or mandating special disclosures, and laws that apply to information that may be captured, used, shared and/or retained when sales are made and/or collections are attempted. State and federal laws also impose limits on credit account interest rates and fees, and their disclosure, as well as the time frame in which judicial actions may be initiated to enforce the collection of consumer accounts. There are numerous other federal, state, local and even international laws and regulations related to, among other things, privacy, identity theft, telephonic and electronic communications, sharing and use of consumer information that apply to our business and to our employees’ interactions and communications with others. For example, the Federal Trade Commission's Telemarketing Sales Rule applies a number of limitations and restrictions on our ability to make outbound calls on behalf of our clients and our ability to encourage customers to purchase higher value products and services on inbound calls. Similarly, the Telephone Consumer Protection Act of 1991, which among other things governs the use of certain automated calling technologies, applies to calls to customers. Many states also have telemarketing laws that may apply to our business, even if the call originates from outside the state. Additionally, some of the laws directed toward credit originators, such as the Truth in Lending Act and the Fair Credit Billing Act, can affect our operations because our receivables were originated through credit transactions. These laws, among others, may give consumers a legal cause of action against us or may limit our ability to recover amounts owed with respect to the receivables.

Federal and state regulators are empowered to examine and take enforcement actions for violations of these laws and regulations or for practices, policies or procedures they deem non-compliant, unfair, unsafe or unsound. Moreover, lawsuits may be brought by appropriate regulatory agencies, attorneys general and private parties for non-compliance with these laws and regulations. Accordingly, a failure to comply with the laws and regulations applicable to our business could have a material adverse effect on us.

New consumer protection and privacy protection laws or regulations are likely to impose additional requirements on the enforcement of and recovery on consumer credit card or installment accounts, telephonic sales, Internet communications and other portions of our business. We cannot ensure that some of the receivables were not established as a result of identity theft or unauthorized use of credit and, accordingly, we will not be able to recover the amount of these and other defaulted consumer receivables. As a purchaser of defaulted consumer receivables, we may acquire receivables subject to legitimate defenses on the part of the consumer. In general, our account purchase contracts allow us to return to the debt seller certain defaulted consumer receivables that may not be collectible, due to these and other circumstances. Upon return, the debt sellers are required to replace the receivables with similar receivables or repurchase the receivables. These provisions limit, to some extent, our potential losses on such accounts.

Employees

We currently have no employees other than our sole officer and director, Mr. Fu. Our officer serves us on a part time basis and is not compensated at this time. We also hired Ms. Zixiao Chen and Desert Skyline as our business consultant. Ms. Chen’s services are described above and Desert Skyline will provide consulting services in the areas of business strategy, business connections related to trade shows and marketing, assembling and coordinating with the company’s vendors, and those types of services. The consulting agreement with Desert Skyline was fulfilled and ended on May 21, 2016 and was not renewed.

ITEM 1A: RISK FACTORS

This Form 10-K contains “forward-looking statements.” The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: Interlink’s future financial performance, Interlink’s business prospects and strategy, anticipated trends and prospects in the industries in which Interlink’s businesses operate and other similar matters. These forward-looking statements are based on Interlink’s management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: changes in senior management at Interlink and/or its businesses, adverse changes in economic conditions, either generally or in any of the markets or industries in which Interlink’s businesses operate, adverse trends in the online advertising industry or the advertising industry generally, our ability to convert visitors to our various websites into users and customers, our ability to offer new or alternative products and services in a cost-effective manner and consumer acceptance of these products and services, changes in industry standards and technology, actual tax liabilities that differ materially from our estimates, operational and financial risks relating to acquisitions, our ability to expand successfully into international markets and regulatory changes. Certain of these and other risks and uncertainties are discussed in Interlink’s filings with the SEC. Other unknown or unpredictable factors that could also adversely affect Interlink’s business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Interlink’s management as of the date of this report. Interlink does not undertake to update these forward-looking statements.

An investment in our common shares involves a high degree of risk.  You should carefully consider the risks described below and the other information in this prospectus before investing in our common shares. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common shares, if we publicly trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

RISKS RELATED TO OUR FINANCIAL CONDITION AND OUR BUSINESS

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We are a startup company. We have had limited operations to date and have generated limited revenues. Therefore, we have a limited operating history upon which to evaluate the merits of investing in our company. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business, and additional costs and expenses that may exceed current estimates. We expect to incur significant losses into the foreseeable future.  We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations.   There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will continue to generate operating revenues or ever achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will most likely fail.

Our investors may lose their entire investment because our financial status creates a doubt whether we will continue as a going concern.

Our auditors, in their opinion provided for the Company’s fiscal year end June 30, 2016 and 2015 audited financial statements and notes thereto, have stated that currently we do not have sufficient cash nor do we have a significant source of revenues to cover our operational costs and allow us to continue as a going concern. We seek to raise operating capital to implement our business plan in an offering of our common stock.  Our plan specifies a minimum amount of $250,000 in additional operating capital to operate for the next twelve months. However, there can be no assurance that the Company will be successful in raising this capital in a secondary offering of securities.

We are dependent on outside financing for continuation of our operations.

Because we have generated limited revenues and currently operate at a loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future.

We need the proceeds from this offering to continue our operations. Our offering has no minimum. Specifically, there is no minimum number of shares that needs to be sold in this offering for us to access the funds. We may receive no proceeds or very minimal proceeds from the Primary Offering and potential investors may end up holding shares in a company that (i) has not received enough proceeds from the Primary Offering to continue with operations, and (ii) has no market for its shares. Given that the offering is a best effort, self-underwritten offering, we cannot assure you that all or any shares will be sold. We have no firm commitment from anyone to purchase all or any of the shares offered. We may need additional funds to complete further development of our business plan to achieve a sustainable sales level where ongoing operations can be funded out of revenues.  We anticipate that we must raise the minimum capital of $250,000 to continue operations for the 12-month period and expenses for maintaining a reporting status with the SEC. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us. We have not taken any steps to seek additional financing.

Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, our investors could lose their entire investment.

We believe that our revenues will be highly dependent on a few industries and any decrease in demand for outsourced services in these industries would likely reduce our revenues and seriously harm our business.

We believe our major clients will be concentrated in the travel and convention industries. Increased competition, consolidation, a downturn, or a reversal of the trend toward outsourcing in any of these industries, would likely result in a decrease in the demand for our services or the cancellation or non-renewal of contracts. In addition, we believe we will be dependent in large part on the projected growth of these industries, which may not materialize. These industries have been cyclical and vulnerable to significant downturns in the past, and adverse developments in these industries could unfavorably affect our business.

We intend to serve markets that are highly competitive, and increased competition, our inability to compete successfully against current or future competitors, pricing pressures or inability to obtain market share could result in increased costs and reduced operating margins.

We will face significant competition from our potential clients’ in-house customer service groups and growing competition from other companies similar to ours, including those in the United States, China, Malaysia, the Philippines, India and elsewhere. We expect this competition to increase. These companies have greater financial, personnel and other resources, longer operating histories, more recognizable brand names and more established client relationships. Many of these companies will compete with us primarily on price and are often able to offer lower costs to potential clients. If we are unable to compete with in-house or outsource competitors, we may never be successful in establishing market share and we may go out of business.

Our contracts will provide for termination by our clients on short notice and in many cases without penalty. We also will not have exclusive arrangements with our clients or a minimum revenue commitment from our clients, which creates uncertainty about the volume of services we will provide and the amount of revenues we will generate from any of our clients.

We believe that our potential clients will terminate their relationship with us or significantly reduce their demand for our services due to a variety of factors, including factors that are unpredictable and outside of our control. The service industry in which we plan to operate does not have favorable long term contacts with exclusive relationships. We anticipate that our contracts will be terminable on short notice without penalty. The services we plan to provide to a client could be reduced for a variety of reasons, including our client's decision to move more customer management functions in-house, or to an affiliated outsourcing provider or one of our competitors, changing economic factors, internal financial challenges or political or public relations reasons. Any significant reduction in client demand for our service would harm our business, and negatively affect operating results.

We believe that we will often encounter a long sales and implementation cycle requiring significant negotiations by our sales force and a financial commitments by our clients, which they may be unwilling or unable to make.

We spend a lot of time and resources, and expect to continue to spend a lot of time and resources, to negotiate sales contracts with clients that may or may not lead to a sale of services. We believe that the sales and implementation of our proffered services will involve significant resource commitments by us and our potential clients.

We anticipate expending substantial time and money addressing potential clients’ service and operational questions and assessing the feasibility of integrating our services. Decisions relating to outsourcing business processes generally involve the evaluation of the service by our potential clients’ senior management and a significant number of client personnel in various functional areas, each having specific and often conflicting requirements. We may expend significant resources, including funds and management time, during the sales cycle. Ultimately, the potential client may not engage our services or may cancel services before we have recovered the resources expended during the sales and implementation cycle. Unsuccessful or delayed sales and implementations may negatively impact our revenues and margins.

We may experience significant employee turnover rates and we may be unable to hire and retain enough sufficiently trained employees to support our operations, which could harm our business.

The outsourcing service industry is very labor intensive and our success depends on our ability to attract, hire and retain qualified employees. We will focus in particular on recruiting college-educated personnel with bilingual potential and compete for candidates with companies in our industry and in other industries. Our growth will require that we continually hire and train new personnel. The outsourcing service industry has traditionally experienced high employee turnover. A significant increase in the turnover rate among our employees would increase our recruiting and training costs and decrease operating efficiency and productivity, and could lead to a decline in demand for our services. If this were to occur, we would be unable to service our clients effectively and this would reduce our ability to continue our growth and operate profitably.

Our operations could suffer from telecommunications or technology downtime, disruptions or increased costs.

We will be highly dependent on our computer and telecommunications equipment and software systems. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to access, maintain and expand the databases we use for our services. We will also be dependent on continuous availability of voice and electronic communication with customers. If we experience interruptions of our telecommunications network with our potential clients, we may experience data loss or a reduction in revenues. These disruptions could be the result of natural disasters, errors by our vendors, clients, or third parties, electronic or physical attacks by persons seeking to disrupt our operations, or the operations of our vendors, potential clients, or others. The temporary or permanent loss of equipment or systems through casualty or operating malfunction could reduce our revenues and harm our business.

We could cause disruptions to our clients' business from inadequate service and be liable therefore.

Our contracts will, in some cases, contain service level and performance requirements, including requirements relating to the timing and quality of responses to customer inquiries. The quality of services that we provide will be measured by quality assurance ratings, which are based in part on the results of customer satisfaction surveys and direct monitoring of interactions between our service providers and customers. Failure to meet service requirements of a potential client could disrupt the client's business and result in a reduction in revenues or a claim for substantial damages against us.

RISKS RELATED TO LEGAL UNCERTAINTY

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we fail to comply with the new rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

We are exposed to potential risks from legislation requiring companies to evaluate internal controls under Section 404(a) of the Sarbanes-Oxley Act of 2002. As a smaller reporting company and emerging growth company, we will not be required to provide a report on the effectiveness of its internal controls over financial reporting until our second annual report, and we will be exempt from auditor attestation requirements concerning any such report so long as we are an emerging growth company or a smaller reporting company. We have not yet evaluated whether our internal control procedures are effective and therefore there is a greater likelihood of material weaknesses in our internal controls, which could lead to misstatements or omissions in our reported financial statements as compared to issuers that have conducted such evaluations.

If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

RISKS ASSOCIATED WITH MANAGEMENT AND CONTROL PERSONS

If we fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

We are dependent on the continued availability of Duan Fu and Zixiao Chen, and the availability of new employees to implement our business plans. The market for skilled employees is highly competitive, especially for employees in the service industry. Although we expect that our compensation programs will be intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive.

If we lose the services of key personnel, or fail to replace the services of key personnel who depart, we could experience a severe negative effect on our financial results and stock price. In addition, there is intense competition for highly qualified bilingual and “people friendly” personnel in the locations where we principally operate. The loss of the services of any key personnel, marketing or other personnel or our failure to attract, integrate, motivate and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

Mr. Fu owns a significant percentage of the voting power of our stock and will be able to exercise significant influence over the composition of our Board of Directors, matters subject to stockholder approval and our operations.

As of the date of this filing, Duan Fu owns 43,000,000 shares of Interlink Plus common stock representing 76.63% of Interlink Plus. Additionally, Duan Fu owns 1,800,000 shares of Class “A” Convertible Preferred Stock which votes 100 shares of Common Stock each which decreases Duan Fu’s control to 62.62% control over all Common Stock voting matters. As a result of Duan Fu’s equity ownership interest, voting power and the contractual rights described above, he currently is in a position to influence, subject to our organizational documents and Nevada law, the composition of Interlink’s Board of Directors and the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions.

In addition, this concentration of voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to Interlink, which could adversely affect the market price of Interlink’s securities.

Because our current sole officer and director devotes a limited amount of time to our company, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Duan Fu, our sole officer and director, currently devotes approximately 15-20 hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on her from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. The loss of Mr. Fu to our company could negatively impact our business development.

Our sole officer and director does not have any prior experience conducting a best-efforts offering or management a public company.

Our sole executive officer and director does not have any experience conducting a best-effort offering or managing a public company. Consequently, we may not be able to raise any funds or run our public company successfully. If we are not able to raise sufficient funds, we may not be able to fund our operations as planned, and our business will suffer and your investment may be materially adversely affected. Also, our executive’s officer’s and director’s lack of experience of managing a public company could cause you to lose some or all of your investment.

RISKS RELATED TO OUR LEGAL STATUS

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•

have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

·

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

·

•

submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

·

•

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

RISKS RELATED TO OUR SECURITIES AND THE OVER THE COUNTER MARKET

Trading on the Pink Sheets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

We are a fully reporting issuer with the Securities and Exchange Commission. Our common stock is quoted on the “Pink Sheets” as provided by OTC Markets under the ticker symbol “ITRK” (the “Pink Sheets”). Trading in stock quoted on the Pink Sheets, or any other over the counter venues, is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the Pink Sheets is not a stock exchange, and trading of securities on the Pink Sheets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Rule 144 sales in the future may have a depressive effect on our stock price as an increase in supply of shares for sale, with no corresponding increase in demand will cause prices to fall.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the company is a current reporting company under the 1934 Act. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We do not intend to pay dividends.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

Volatility in our common share price may subject us to securities litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

If we are unable to continue as a going concern, investors may face a complete loss of their investment.

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management team.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

OTHER RISKS

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 2: DESCRIPTION OF PROPERTIES

We currently do not own any real property or any office. All of our businesses is conducted virtually. Our principal executive office mailbox is located at 4952 S Rainbow Blvd, Suite 326, Las Vegas, NV 89118.

ITEM 3: LEGAL PROCEEDINGS

The Company is not currently involved in any litigation.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our $0.0001 par value per share common stock is traded in the OTC Markets Inc. Pink Current Information Tier (OTC.PK) under the symbol “ITRK”. During the period of time that we have been quoted on the OTC Markets Inc. Pink Current Information Tier, our common stock has yet to effectuate a trade on the OTC market.

The Company plans on making application for the quotation of our common stock on the OTCQB in the very near future. The OTCBB is a quotation service sponsored by the Financial Industry Regulatory Authority (FINRA) that displays real-time quotes and volume information in over-the-counter (“OTC”) equity securities. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. A company traded on the OTCBB may face loss of market makers and lack of readily available bid and ask prices for its stock and may experience a greater spread between the bid and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding OTC securities. Both trading volume and the market value of our securities have been, and will continue to be, materially affected by the trading on the OTCBB.

Penny Stock Considerations

Our shares will be “penny stocks” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $100,000 individually or $300,000 together with his or her spouse, is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•

Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

•

Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Recent Sales of Unregistered Securities

During twelve months ended June 30, 2016, the Company issued an aggregate of 20,000,000 shares of common stock in one (1) unregistered transaction:

During March 2016, the Company issued 20,000,000 shares of Common Stock as part of a conversion of 20,000 shares of Series “A” Preferred Stock. This issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated thereunder.

Holders

As of September 30, 2016, there are approximately forty (40) shareholders of record of the Company’s common stock, which does not include shareholders holding their shares in street name.

Dividend Policy

The Board of Directors has never declared or paid a cash dividend. At this time, the Board of Directors does not anticipate paying dividends in the future. The Company is under no legal or contractual obligation to declare or to pay dividends, and the timing and amount of any future cash dividends and distributions is at the discretion of our Board of Directors and will depend, among other things, on the Company’s future after-tax earnings, operations, capital requirements, borrowing capacity, financial condition and general business conditions. The Company plans to retain any earnings for use in the operation of our business and to fund future growth.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not currently have any formal equity compensation plans.

Issuer Purchases of Equity Securities

During the fiscal year ended June 30, 2016, the Company did not purchase any shares of its common stock.

ITEM 6: SELECTED FINANCIAL DATA

The Company operates as a smaller reporting company and is not required to provide this information.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward Looking Statements

This Annual Report on Form 10-K includes forward looking statements (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

Overview

This statement contains forward-looking statements within the meaning of the Securities Act.  Discussions containing such forward-looking statements may be found throughout this statement.  Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 of the Consolidated Financial Statements.  During the year ended June 30, 2016, we were required to make material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses as a result of the acquisitions completed during the year.  The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period.  Changes in estimates used in these and other items could have a material impact on our financial statements in the future.  Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects.  Actual results may differ significantly from our estimates.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company operates as a smaller reporting company and is not required to provide this information.

We have earned revenues of $7,795 for the year ended June 30, 2016. We have earned revenues of $215 for the year ended June 30, 2015.

We expect to achieve steadily increasing revenues within the coming months. However, as we are a start-up, we have no operating history to rely upon and we cannot guarantee that our business plan will be successful.  To date, we have generated revenue from two clients, Chinese travel agents that we contracted to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele.  We have achieved only nominal revenues from our contracts. Our management is actively working to secure additional contracts, but no agreements have been reached at this time.

Operating expenses were $95,705 for the year ended June 30, 2016. Operating expenses were $5,816 for the year ended June 30, 2015. Our operating expenses for this period consisted of professional fees and general and administrative expenses.

We expect our operating expenses to increase as a result of increased operating activity to implement our business plan and the added expenses associated with reporting with the Securities and Exchange Commission.

We incurred a related party interest expense of $2,648 and $51 in connection with promissory notes for the years ended June 30, 2016 and 2015, respectively.

We recorded a net loss of $91,757 for the year ended June 30, 2016. We recorded a net loss of $5,652 for the year ended June 30, 2015.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of Interlink Plus, Inc. together with the report thereon of Seale and Beers, CPAs for the year ended June 30, 2016 and the period from inception through June 30, 2016, is set forth as follows:

PCAOB Registered Auditors - www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Interlink Plus, Inc.

We have audited the accompanying balance sheets of Interlink Plus, Inc. as of June 30, 2015 and 2016 and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2016.  Interlink Plus, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interlink Plus, Inc. as of June 30, 2015 and 2016, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital at June 30, 2016, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

October 12, 2016

INTERLINK PLUS, INC.

BALANCE SHEETS

(audited)

	June 30,	June 30,
	2016	2015

ASSETS

Current assets:
Cash	$1,909	$21,873
Accounts receivable	344	215
Prepaid expenses	375	3,600
Prepaid stock compensation	-	7,792
Total current assets	2,628	33,480

Other assets:
Website, net	979	1,479
Total other assets	979	1,479

Total assets	$3,607	$34,959

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$6,059	$-
Accounts payable - related party	27,000	-
Notes payable - related party	6,500	500
Accrued interest payable	282	-
Accrued interest payable - related party	806	51
Convertible debt, net	2,809	-
Current portion of long term convertible debt - related party	4,000	-
Total current liabilities	47,456	551

Long-term liabilities:
Convertible debt - related party	-	4,000
Total long-term liabilities	-	4,000

Total liabilities	47,456	4,551

Stockholders' equity (deficit):
Series A Convertible Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 2,800,000 and 3,000,000 shares issued and outstanding as of June 30, 2016 and June 30, 2015, respectively	280	300
Common stock, $0.0001 par value, 475,000,000 shares authorized, 56,111,200 and 36,111,200 shares issued and outstanding as of June 30, 2016 and June 30, 2015, respectively	5,611	3,611
Additional paid-in capital	47,669	38,649
Subscriptions receivable	-	(6,500)
Retained deficit	(97,409)	(5,652)
Total stockholders' equity (deficit)	(43,849)	30,408

Total liabilities and stockholders' equity (deficit)	$3,607	$34,959

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENT OF OPERATIONS

(audited)

	For the	For the
	year	year
	ended	ended
	June 30,	June 30,
	2016	2015

Revenue	$7,795	$215

Operating expenses:
General and administrative	3,444	1,087
Amortization	500	21
Professional fees	56,729	4,708
Professional fees - related party	35,032	-

Total operating expenses	95,705	5,816

Other income (expenses):
Interest expense	(1,199)	-
Interest expense - related party	(2,648)	(51)

Total other expenses	(3,847)	(51)

Net loss	$(91,757)	$(5,652)

Net loss per common share - basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	42,613,932	34,284,729

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(audited)

								Total
					Additional			Stockholders'
	Preferred Shares		Common Shares		Paid-In	Subscriptions	Retained	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Inception, (May 11, 2015)	-	$-		$-	$-	$-	$-	$-

May 12, 2015
Issuance of preferred stock for cash on organization of the Company	3,000,000	300	32,000,000	3,200	-	-	-	3,500

May 22, 2015
Issuance of common stock for professional fees	-	-	1,700,000	170	8,330	-	-	8,500

May 22, 2015
Issuance of common stock for cash	-	-	2,000,000	200	9,800	(5,000)	-	5,000

June 19, 2015
Issuance of common stock for professional fees	-	-	10,000	1	499	-	-	500

June 30, 2015
Issuance of common stock for cash	-	-	401,200	40	20,020	(1,500)	-	18,560

Net loss	-	-	-	-	-	-	(5,652)	(5,652)

Balance, June 30, 2015	3,000,000	$300	36,111,200	3,611	38,649	(6,500)	(5,652)	30,408

July 7, 2015
Cash received for common stock issued	-	-	-	-	-	6,500	-	6,500

March 4, 2016
Issuance of common stock for conversion of preferred stock	(200,000)	(20)	20,000,000	2,000	(1,980)	-	-	-

March 8, 2016
Beneficial conversion feature for convertible debt	-	-	-	-	6,000	-	-	6,000

April 25, 2016
Beneficial conversion feature for convertible debt	-	-	-	-	5,000	-	-	5,000

Net loss	-	-	-	-	-	-	(91,757)	(91,757)

Balance, June 30, 2016	2,800,000	$280	56,111,200	$5,611	$47,669	$-	$(97,409)	$(43,849)

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENT OF CASH FLOWS

(unaudited)

	For the	For the
	year	year
	ended	ended
	June 30,	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(91,757)	$(5,652)
Adjustments to reconcile to net loss to net cash used in operating activities:
Amortization of prepaid stock compensation	7,792	708
Shares issued as settlement of accounts payable	-	500
Amortization of website costs	500	21
Amortization of debt discount	2,809	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(129)	(215)
(Increase) in prepaid expenses	3,225	(3,600)
Increase in accounts payable	6,059	-
Increase in accounts payable - related party	27,000	-
Increase in accrued interest payable - related party	755	51
Increase in accrued interest payable	282	-
Net cash used in operating activities	(43,464)	(8,187)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase website costs	-	(1,500)
Net cash used in operating activities	-	(1,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	6,000	4,500
Proceeds from convertible debt	11,000	-
Proceeds from sale of common stock	-	26,760
Proceeds from sale of preferred stock	-	300
Proceeds from stock receivable	6,500	-
Net cash provided by financing activities	23,500	31,560

NET CHANGE IN CASH	(19,964)	21,873
CASH AT BEGINNING OF PERIOD	21,873	-
CASH AT END OF PERIOD	$1,909	$21,873

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued as settlement of accounts payable	$-	$500
Shares issued for prepaid stock compensation	$-	$8,500
Reclass accounts payable to notes payable - related party	$-	$4,000
Amortization of prepaid stock compensation	$7,792	$-
Amortization of debt discount	$2,809	$-

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on May 11, 2015 (Date of Inception) under the laws of the State of Nevada, as Interlink Plus, Inc.

Nature of operations

The Company will provide services for oversea travel agents on hotel price quotation and negotiation, contract reviewing, detailed guests’ arrangements, hotel check-in assistance and tradeshow assistance.

Year end

The Company’s year end is June 30.

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the period from Inception (May 11, 2015) to June 30, 2015 and for the year ended June 30, 2016.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016 and 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments (continued)

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

Income taxes

The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes (continued)

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of June 30, 2016 and 2015, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of June 30, 2016 and 2015, no income tax expense has been incurred.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through August 2016 and believes that none of them will have a material effect on the company’s financial statements except for the following ASU below.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in its early stages and, accordingly, has generated slight revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (May 11, 2015) through the period ended June 30, 2016 of ($97,409). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 3 - PREPAID EXPENSES

As of June 30, 2016, the Company had prepaid transfer agent expenses totaling $375.  As of June 30, 2015, the Company has prepaid accounting fees totaling $3,600.  The prepaid professional fees will be expensed on a straight line basis over the remaining life of the service period.  During the year ended June 30, 2016 the Company amortized transfer agent expenses of $625 and accounting fees of $3,600.

NOTE 4 - PREPAID STOCK COMPENSATION

During the period from Inception (May 11, 2015) to June 30, 2015, the Company issued a total of 1,700,000 shares of common stock as part of a consulting agreement totaling $8,500.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $0.005 per share.  The value of the shares was recorded as prepaid expense and is being amortized over one year which is the related service period of the agreement.

During the period from Inception (May 11, 2015) to June 30, 2015, the Company expensed $708 as professional fees with a remaining prepaid stock compensation amount totaling $7,792 at June 30, 2015.  For the year ended June 30, 2016, the Company expensed $7,792 as professional fees with a remaining prepaid stock compensation amount totaling $0 at June 30, 2016.

NOTE 5 - WEBSITE

The following is a summary of website costs:

	June 30, 2016	June 30, 2015

Website	$1,500	$1,500

Less: Accumulated amortization	(521)	(21)

Website, net	$979	$1,479

Amortization expense for the year ended June 30, 2016 was $500.  Amortization expense for the period from Inception (May 11, 2015) to June 30, 2015 was $21.

NOTE 6 - NOTES PAYABLE - RELATED PARTY

Short term

On May 13, 2015, the Company executed a promissory note with a related party for $500.  The secured note bears interest at 10% per annum and is due upon demand.

On December 23, 2015, the Company executed a promissory note with a related party for $5,000.  The unsecured note bears interest at 10% per annum and is due upon demand.

On February 26, 2016, the Company executed a promissory note with a related party for $1,000.  The unsecured note bears interest at 10% per annum and is due upon demand.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 7 - CONVERTIBLE DEBT

Convertible debt short term

On March 8, 2016, the Company executed a convertible promissory note with an entity for $6,000.  The unsecured note bears interest at 10% per annum and is due on March 7, 2017.  This note is convertible at $0.005 per share and can be converted on or before the maturity date of March 7, 2017.

As of June 30, 2016, the balance of accrued interest was $191.  The interest expense for the year ended June 30, 2016 was $2,083 including amortization of debt discount of $1,892.

On April 25, 2016, the Company executed a convertible promissory note with an entity for $5,000.  The unsecured note bears interest at 10% per annum and is due on April 25, 2017.  This note is convertible at $0.005 per share and can be converted on or before the maturity date of April 25, 2017.

As of June 30, 2016, the balance of accrued interest was $92.  The interest expense for the year ended June 30, 2016 was $1,008 including amortization of debt discount of $916.

NOTE 8 - CONVERTIBLE DEBT - RELATED PARTY

Convertible debt long term

On May 22, 2015, the Company executed a promissory note with a related party for $4,000.  The secured note bears interest at 10% per annum and is due on May 22, 2017.  During the year ended June 30, 2016, this this promissory note was reclassified to current portion of long term debt - related party.

As of June 30, 2016 and 2015, the balance of accrued interest was $449 and $51, respectively.

NOTE 9 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 475,000,000 shares of its $0.0001 par value common stock and 25,000,000 shares of its $0.0001 par value preferred stock.  The Series A convertible preferred stock have a liquidation preference of $0.10 per share, have super voting rights of 100 votes per share, and each share of Series A may be converted into 100 shares of common stock.

Common stock

On May 12, 2015, the Company issued an officer and director of the Company 23,000,000 shares of common stock for cash received of $2,300.

On May 12, 2015, the Company issued 9,000,000 shares of common stock for cash received of $900.

On May 22, 2015, the Company issued 1,700,000 shares of common stock for consulting services totaling $85,000 to be performed over a period of one year.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $0.05 per share.

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

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 9 - STOCKHOLDERS’ EQUITY (CONTINUED)

On June 30, 2015, the Company issued 30,000 shares of common stock for funds not yet received as of June 30, 2015.  During July 2015, funds totaling $1,500 have been received.

During March 2016, the Company issued 20,000,000 shares of common stock as part of a conversion of 20,000 shares of preferred stock.

On March 8, 2016, the Company recorded a beneficial conversion feature of $6,000 as part of the convertible debt.

On April 25, 2016, the Company recorded a beneficial conversion feature of $5,000 as part of the convertible debt.

Preferred stock

On May 12, 2015, the Company issued an officer and director of the Company 2,000,000 shares of preferred stock for cash received of $200.

On May 12, 2015, the Company issued 1,000,000 shares of preferred stock for cash received of $100.

During March 2016, the Company issued 20,000,000 shares of common stock as part of a conversion of 20,000 shares of preferred stock.

NOTE 10 - INCOME TAXES

At June 30, 2016 and 2015, the Company had a federal operating loss carryforward of $88,909 which begins to expire in 2035.

Components of net deferred tax assets, including a valuation allowance, are as follows at June 30, 2016 and 2015:

	2016	2015
Deferred tax assets:
Net operating loss carryforward	$31,118	$1,730
Total deferred tax assets	31,118	1,730
Less: Valuation allowance	(31,118)	(1,730)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of June 30, 2016 and 2015 was $31,118 and $1,730, respectively, which will begin to expire in 2035.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2016 and 2015 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at June 30, 2016 and 2015:

	2016	2015
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 11 - SUBSEQUENT EVENTS

On July 15, 2016, the Company executed a convertible promissory note with an entity for $5,000.  The unsecured note bears interest at 10% per annum and is due on July 15, 2017.  This note is convertible at $0.005 per share and can be converted on or before the maturity date of July 15, 2017.

On August 18, 2016, the Company executed a convertible promissory note with an entity for $5,000.  The unsecured note bears interest at 10% per annum and is due on August 18, 2017.  This note is convertible at $0.005 per share and can be converted on or before the maturity date of August 18, 2017.

On September 9, 2016, the Company received a notice of conversion for a lender to convert principal of $6,000 and accrued interest of $309 at a rate of $0.005 per share.  The Company issued 1,261,808 shares of common stock to satisfy the debt in full.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the PCAOB standards, a control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention by those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2015. Our management has determined that, as of June 30, 2016, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties.

Management’s report on internal control over financial reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with the United States’ generally accepted accounting principles (US GAAP), including those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2016.

There were no significant changes in internal controls or in other factors that could significantly affect these controls as of the fiscal year ended June 30, 2016.

ITEM 9B: OTHER INFORMATION

This Post-Effective Amendment No. 2 to the Registration Statement is being filed to deregister the 4,111,200 shares of common stock registered and being offered by selling shareholders under the Registration Statement. None of the selling shareholders sold any of the registered shares and these shares are no longer being offered under the Registration Statement. The Company hereby deregisters the 4,111,200 shares of its common stock registered pursuant to the Registration Statement.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Listed below are our directors and executive officers.

Name	Age	Position	Date First Elected or Name

Duan Fu	34	President, Chairman of the Board, CEO, CFO	Since Inception

The following information sets forth the backgrounds and business experience of the directors and executive officers.

Duan Fu - Chairman and Chief Executive Officer - From November 2014 to the present, Mr. Fu has been the Executive Director and Partner of China Personal Interior Design Co., Ltd. From March 2013 to August 2014, he worked as operations director and partner of Time Capsule Cultural Communication Co., Ltd. From March 2012 to January 2013, he worked as Design Supervisor for Shenzhen Shancheng Yingfeng Trading Co. Ltd. From August 2010 to February 2012, he worked as Design Supervisor for JOMA (Shanghai) Ltd.

Mr. Fu does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

We have chosen Mr. Fu as our director because he has nearly 15 years’ experience in management and advertising media.

Term of Office

Our director is elected to hold office until the next annual meeting of the shareholders and until his respective successors have been elected and qualified. Our executive officer is appointed by our board of directors and holds office until removed by our board of directors or until his successors are appointed.

Family Relationships

There are no family relationships.

Other Significant Employees

Other than our executive officer, we do not currently have any significant employees.

None of the above directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Section 401(f), except as disclosed above and there is no family relationship among the director and executive officers.

AUDIT COMMITTEE. The Company intends to establish an audit committee, which will consist of independent directors. The audit committee’s duties would be to recommend to the Company’s board of directors the engagement of independent auditors to audit the Company’s financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

COMPENSATION COMMITTEE. Our board of directors does not have a standing compensation committee responsible for determining executive and director compensation. Instead, the entire board of directors fulfills this function, and each member of the Board participates in the determination. Given the small size of the Company and its Board and the Company’s limited resources, locating, obtaining and retaining additional independent directors is extremely difficult. In the absence of independent directors, the Board does not believe that creating a separate compensation committee would result in any improvement in the compensation determination process. Accordingly, the board of directors has concluded that the Company and its stockholders would be best served by having the entire board of directors’ act in place of a compensation committee. When acting in this capacity, the Board does not have a charter.

In considering and determining executive and director compensation, our board of directors’ reviews compensation that is paid by other similar public companies to its officers and takes that into consideration in determining the compensation to be paid to the Company’s officers. The board of directors also determines and approves any non-cash compensation to any employee. The Company does not engage any compensation consultants to assist in determining or recommending the compensation to the Company’s officers or employees.

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and persons who own more than ten percent of the Company’s common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the Company’s knowledge, based solely on a review of reports furnished to it, none of the required individuals timely filed their initial reports of ownership.

Code of Ethics

Our Board of Directors has not adopted a Code of Business Conduct and Ethics.

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation for the Company’s Chief Executive Officer and all other executive officers of the Company and any employee of the Company whose cash compensation exceeds $100,000 for the years ended June 30, 2016 and 2015.

Name and Principal Position	Year	Salary $[1]	Bonus $[2]	Compensation $[3]	Awards $	Options $	LTIP Payouts	All Other Compensation

Duan Fu4	2016	$ -	$ -	$ -	$ -	$ -	$ -	$ -
CEO, CFO and Director	2015	$-	$ -	$ -	$ -	$ -	$ -	$ -

Zixiao Chen[4]	2016	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Former CEO	2015	$-	$ -	$ -	$ -	$ -	$ -	$ -

Footnotes to Executive Compensation:

¹ Management base salaries can be increased by our Board of Directors based on the attainment of financial and other performance guidelines set by the management of the Company.

² Salaries listed do not include annual bonuses to be paid based on profitability and performance. These bonuses will be set, from time to time, by a disinterested majority of our Board of Directors. No bonuses will be set until such time as the aforementioned occurs. In addition, management’s salaries on the attainment of financial and other guidelines set by Optima.

³ The Company plans on developing an “Employee Stock Option Plan” (“ESOP”) for both management and strategic consultants. However, the Company does anticipate executing long-term employment contracts with both, along with other members of the future management team, during the 2017 calendar year. It is anticipated these management agreements will contain compensation terms that could include a combination of cash salary, annual bonuses, insurance and related benefits, matching IRA contributions, restricted stock awards based upon longevity and management incentive stock options. At the current time, the Company does not know the final structure of the ESOP or the proposed long term management employment contracts.

⁴ Our Board of Directors will serve until the next annual meeting of the stockholders and until successors are duly elected and qualified, unless earlier removed as provided in the Company’s Corporate Bylaws. Executive officers serve at the pleasure of the Board of Directors.

Compensation Policy

Our Company’s executive compensation plan is based on attracting and retaining qualified professionals which possess the skills and leadership necessary to enable our Company to achieve earnings and profitability growth to satisfy our stockholders. We must, therefore, create incentives for these executives to achieve both Company and individual performance objectives through the use of performance-based compensation programs. No one component is considered by itself, but all forms of the compensation package are considered in total. Wherever possible, objective measurements will be utilized to quantify performance, but many subjective factors still come into play when determining performance.

Compensation Components

As a growth stage Company with a plan of action of both vertical and horizontal industry acquisitions (and potential retention of management of acquired businesses), the main elements of compensation packages for executives shall consist of a base salary, stock options under the proposed plan discussed above under this section, and bonuses (cash and/or equity) based upon performance standards to be negotiated.

Base Salary

As the Company continues to grow, both through acquisition or through revenue growth from existing business interests, and financial conditions improve, these base salaries, bonuses, and incentive compensation will be reviewed for possible adjustments. Base salary adjustments will be based on both individual and Company performance and will include both objective and subjective criteria specific to each executive’s role and responsibility to the Company.

Compensation of Directors

At the time of this filing, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors of the Company. The Company plans to put in place an industry standard director compensation package during the fiscal year 2016.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of June 30, 2016, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

Title of Class	Name and Address of Beneficial Owner	Title of Beneficial Owner	Amount and Nature of Beneficial Owner[1]	% of Class[2]

Common	Duan Fu 4952 South Rainbow Blvd, Suite 326 Las Vegas, NV 89118	President, CEO, CFO and Chairman	43,000,000[2]	76.63%

Common	Zixiao Chen 4952 South Rainbow Blvd, Suite 326 Las Vegas, NV 89118	5% Holder Control Perrson	9,000,000	16.03%

	All Directors and Executive Officers as a Group (1 persons)		43,000,000	76.63%

NOTES:

1 “Beneficial Ownership” means having or sharing, directly or indirectly, (i) voting power, which includes the power to vote or to direct the voting; or (ii) investment power, which includes the power to dispose of or to direct the disposition, of shares of the Common Stock of the Company. The definition of beneficial ownership includes shares, underlying options or warrants to purchase shares of Common Stock, or other securities convertible into the Common Stock of the Company, that currently are exercisable or convertible or that will become exercisable or convertible within sixty (60) days of this filing. Unless otherwise indicated, the beneficial owner listed in the above table has sole voting and investment power.

² Calculated based upon 56,111,200 shares of Common Stock issued and outstanding as of the date of this filing. At the time of this filing, there are no underlying options or warrants to purchase shares of Common Stock, or other securities convertible into the Common Stock of the Company, that currently are exercisable or convertible or that will become exercisable or convertible within sixty (60) days of this filing.

3 Duan Fu owns 1,800,000 shares of Class “A” Preferred Stock. The Series “A” Convertible Preferred Stock have a liquidation preference of $0.10 per share, have super voting rights of 100 votes per share, and each share of Series “A’ may be converted into 100 shares of common stock. As such, Duan Fu has a 62.62% control over all Common Stock voting matters through his ownership of the Series “A” Convertible Preferred Stock.

4 Zixiao Chen owns 1,000,000 shares of Class “A” Preferred Stock. The Series “A” Convertible Preferred Stock have a liquidation preference of $0.10 per share, have super voting rights of 100 votes per share, and each share of Series “A’ may be converted into 100 shares of common stock. As such, Zixiao Chen has a 30.61% control over all Common Stock voting matters through his ownership of the Series “A” Convertible Preferred Stock.

5 On March 29, 2016, the Company had to file a Post-Effective Amendment #2 to its effective Form S-1 Registration Statement (declared effective on September 10, 2015) declaring Zixiao Chen as a control person and a promoter of the Company (See Item 13: Certain Relationships and Related Transactions, and Directors Independence).

Securities Authorized for Issuance under Equity Compensation Plans

As of the fiscal year ended June 30, 2016, the Company did not have any equity compensation plans in place under which our common stock is authorized for issuance. The Company has not yet formalized stock option plans for its officers, employees, directors and consultants.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

On July 11, 2015, the Company executed a consulting agreement for a period of one year with a former officer and director and current shareholder at a rate of $3,000 per month.  During the year ended June 30, 2016, the Company had professional fees - related party totaling $35,032.  As of March 31, 2016, the accounts payable - related party balance was $27,000.

As of the date of this filing, there have been no other related party transactions.

Review, Approval and Ratification of Related Party Transactions

The board of directors has responsibility for establishing and maintaining guidelines relating to any related party transactions between us and any of our officers or directors. We do not currently have any written guidelines for the board of directors which will set forth the requirements for review and approval of any related party transactions, but we plan to adopt such guidelines once we add independent board members.

Director Independence

We periodically review the independence of each director. Pursuant to this review, our directors and officers, on an annual basis, are required to complete and forward to the Corporate Secretary a detailed questionnaire to determine if there are any transactions or relationships between any of the directors or officers (including immediate family and affiliates) and us. If any transactions or relationships exist, we then consider whether such transactions or relationships are inconsistent with a determination that the director is independent. As this time, we do not have any independent directors.

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our officers or directors, unless disclosed above. With respect to transactions involving real or apparent conflicts of interest, we have not adopted any formal policies or procedures. In the absence of any formal policies and procedures regarding conflicts, we intend to follow these guidelines: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Notice of Control Person and Promoter

The Company had previously engaged the services of Zixiao Chen as a consultant to act as the Company’s primary contact and point person within the United States. The Company disclosed this engagement in the Registration Statement filed July 31, 2015 and Exhibit 10.1 filed concurrently therewith. Despite the fact that Ms. Chen is a consultant of the Company and works at the direction of the Company’s CEO, Duan Fu, Ms. Chen is deemed a control person and promoter of the Company. Ms. Chen is deemed a control person of the Company because her roles and duties include oversight over business accounts, ongoing dealings with the Company’s clients, establishing a training program for new employees within the Company, as well as oversight and response to concerns with the Company’s outsourced personnel. Similarly, Ms. Chen is deemed to be a promoter of the Company because she works to expand the Company’s sales efforts, she maintains contact with clients on an ongoing basis, and works with vendors on behalf of the company to assist in securing the business services of the vendors for the Company, which includes contact and involvement with the vendors on behalf of the company in an ongoing basis.

Ms. Chen has 5 years of sales and exhibiting experience at trade shows, conventions and local events. She has over ten years of experience working with companies of all sizes, and across a wide variety of industries including retail, wholesale and distribution, freight forwarding, casino gaming, etc. Ms. Chen has extensive knowledge in business operation and administration, with focus on strategic planning, financial management, sales and marketing, research, performance improvement, and strategic revenue enhancement planning.

Ms. Chen holds an MBA from the University of North Dakota and a Bachelor of Science in Business Administration and Finance from the University of Nevada, Las Vegas.

Ms. Chen has not been involved in the last 5 years in any of the following:

•

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

•

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of an court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

•

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

•

Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

•

Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

•

Administrative proceedings related to their involvement in any type of business, securities, or banking activity.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

In the last two fiscal years ended June 30, 2015 and 2016, we have retained Seale and Beers, CPAs, as our principal accountants. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants. After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

Audit Fees - The aggregate fees billed as of September 30, 2016 for professional services rendered by the Company’s accountant was approximately $9,500 and $0 for the audit of the Company’s annual financial statements and the quarterly reviews for the fiscal years ended June 30, 2016 and 2015, respectively.

Audit-Related Fees - None.

Tax Fees - None.

All Other Fees - Other than the services described above, no other fees were billed for services rendered by the principal accountant.

Audit Committee Policies and Procedures - Not applicable.

If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees - Not applicable.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, SIGNATURES

(a)

The following documents are filed as part of this report:

1

Financial Statements - The following financial statements of Interlink Plus, Inc. are contained in Item 8 of this Form 10-K:

•

Reports of Independent Registered Public Accountant

•

Consolidated Balance Sheets as of June 30, 2016 and 2015

•

Consolidated Statements of Operations for the year ended June 30, 2016 and for the period from inception (May 11, 2015) through June 30, 2015

•

Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended June 30, 2016 and for the period from inception (May 11, 2015) through June 30, 2015

•

Consolidated Statements of Cash Flows for the year ended June 30, 2016 and for the period from inception (May 211, 2015) through June 30, 2015

•

Notes to Consolidated Financial Statements

2

Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.

3

Exhibits - The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

EXHIBITS

Exhibit #	Description of Exhibit

3.1	Articles of Incorporation (previously filed July 31, 2015 with Form S-1 Registration Statement)
3.2	Amendment to the Articles of Incorporation (previously filed July 31, 2015 with Form S-1 Registration Statement)
3.3	Bylaws (previously filed July 31, 2015 with Form S-1 Registration Statement)
10.1	Professional Services Contract dated May 12, 2015 (previously filed July 31, 2015 with Form S-1 Registration Statement)
10.2	Convertible Promissory Note, dated May 22, 2015 (previously filed July 31, 2015 with Form S-1 Registration Statement)
10.3	Consulting Agreement dated July 11, 2015 (previously filed July 31, 2015 with Form S-1 Registration Statement)
10.4	Convertible Promissory Note, dated March 8, 2016
10.5	Convertible Promissory Note, dated April 25, 2016
10.6	Convertible Promissory Note, dated July 15, 2016
10.7	Convertible Promissory Note, dated August 18, 2016

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interlink Plus, Inc.

October 13, 2016	/s/ Duan Fu
Duan Fu
Chairman, CEO and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 13, 2016	/s/ Duan Fu
Duan Fu
Chairman, CEO and CFO