Form 10-Q
period 2016-09-30
Interlink Plus, Inc.
filed 2016-11-09
CIK 1643988

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

File No. 333-205985

INTERLINK PLUS, INC.

 (Name of small business issuer in our charter)

Nevada	47-3975872
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4952 South Rainbow Boulevard, Suite 326

Las Vegas, Nevada 89118

(Address of principal executive offices) (Zip Code)

Registrant's telephone number:  (702) 824-7047

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ] No[X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 57,373,008 shares of common stock outstanding as of November 9, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in INTERLINK PLUS, INC.’s Form 10-K dated June 30, 2016 and filed on October 14, 2016.

Our financial statements included in this Form 10-Q quarterly report are as follows:

F-1	Balance Sheet as of September 30, 2016 (unaudited) and June 30, 2016;
F-2	Statement of Operations for the three months ended September 30, 2016 (unaudited);
F-3	Statement of Cash Flows for the three months ended September 30, 2016 (unaudited); and
F-4	Notes to Financial Statements

INTERLINK PLUS, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2016	2016

ASSETS

Current assets:
Cash	$5,279	$1,909
Accounts receivable	4,008	344
Prepaid expenses	938	375
Total current assets	10,225	2,628

Other assets:
Website, net	854	979
Total other assets	854	979

Total assets	$11,079	$3,607

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$3,762	$6,059
Accounts payable - related party	36,000	27,000
Notes payable - related party	6,500	6,500
Accrued interest payable	279	282
Accrued interest payable - related party	1,074	806
Convertible debt, net	3,833	2,809
Current portion of long term convertible debt - related party	4,000	4,000
Total current liabilities	55,448	47,456

Long-term liabilities:
Convertible debt - related party	-	-
Total long-term liabilities	-	-

Total liabilities	55,448	47,456

Stockholders' equity (deficit):
Series A Convertible Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 2,800,000 and 2,800,000 shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	280	280
Common stock, $0.0001 par value, 475,000,000 shares authorized, 57,373,008 and 56,111,200 shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	5,737	5,611
Additional paid-in capital	63,852	47,669
Retained deficit	(114,238)	(97,409)
Total stockholders' equity (deficit)	(44,369)	(43,849)

Total liabilities and stockholders' equity (deficit)	$11,079	$3,607

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the	For the
	three months	three months
	ended	ended
	September 30,	September 30,
	2016	2015

Revenue	$5,539	$2,864

Operating expenses:
Cost of goods sold	109	-
General and administrative	273	1,087
Amortization	125	125
Professional fees	5,263	19,205
Professional fees - related party	9,000	8,032

Total operating expenses	14,770	28,449

Other income (expenses):
Interest expense	(5,826)	-
Interest expense - related party	(1,772)	(115)

Total other expenses	(7,598)	(115)

Net loss	$(16,829)	$(25,700)

Net loss per common share - basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	56,412,937	36,111,200

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the	For the
	year	year
	ended	ended
	September 30,	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,829)	$(25,700)
Adjustments to reconcile to net loss to net cash used in operating activities:
Amortization of prepaid stock compensation	-	2,125
Shares issued as settlement of accounts payable	-	-
Amortization of website costs	125	125
Amortization of debt discount	7,024	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(3,664)	137
(Increase) in prepaid expenses	(563)	2,662
(Decrease) in accounts payable	(2,297)	-
Increase in accounts payable - related party	9,000	8,032
Increase in accrued interest payable - related party	306	114
Increase in accrued interest payable	268	-

Net cash used in operating activities	(6,630)	(12,505)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase website costs	-	-

Net cash used in operating activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	-	-
Proceeds from convertible debt	10,000	-
Proceeds from sale of common stock	-	-
Proceeds from sale of preferred stock	-	-
Proceeds from stock receivable	-	6,500

Net cash provided by financing activities	10,000	6,500

NET CHANGE IN CASH	3,370	(6,005)

CASH AT BEGINNING OF PERIOD	1,909	21,873

CASH AT END OF PERIOD	$5,279	$15,868

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued as settlement of accounts payable	$-	$-
Shares issued for prepaid stock compensation	$-	$-
Reclass accounts payable to notes payable - related party	$-	$-
Amortization of prepaid stock compensation	$-	$2,125
Amortization of debt discount	$7,024	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended June 30, 2016 and notes thereto included in the Company’s annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Organization

The Company was incorporated on May 11, 2015 (Date of Inception) under the laws of the State of Nevada, as Interlink Plus, Inc.

Nature of operations

The Company will provide services for oversea travel agents on hotel price quotation and negotiation, contract reviewing, detailed guests’ arrangements, hotel check-in assistance, as well as tradeshow services to domestic and international businesses.  Additionally, the Company is offering marketing materials and other products for the tradeshows.

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

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the three months ended September 30, 2016.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through October 2016 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company had a retained deficit as of September 30, 2016 of ($114,238). In addition, the Company’s activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 - PREPAID EXPENSES

As of September 30, 2016, the Company had prepaid transfer agent expenses totaling $938.  The prepaid professional fees will be expensed on a straight line basis over the remaining life of the service period.  During the three months ended September 30, 2016 the Company incurred an additional $750 of prepaid transfer agent fees and amortized transfer agent expenses of $188.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - WEBSITE

The following is a summary of website costs:

September 30,
2016
Website	$1,500
Less: accumulated amortization	(646)
Website, net	$854

Amortization expense for the three months ended September 30, 2016 was $125.

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE DEBT - RELATED PARTY

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

As of September 30, 2016, the balance of accrued interest was $551.  The interest expense for the three months ended September 30, 2016 was $102.

NOTE 6 - CONVERTIBLE DEBT

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

As of September 30, 2016, the balance of accrued interest was $386. The interest expense for the three months ended September 30, 2016 was $7,437 including amortization of debt discount of $7,024.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

Preferred stock

During the three months ended September 30, 2016, there have been no other issuances of preferred stock.

Common stock

On September 9, 2016, the Company issued 1,261,808 shares of common stock for the conversion of debt totaling $6,309.  Of the total, $6,000 was the principal and $309 was the accrued interest payable.

NOTE 8 - WARRANTS AND OPTIONS

As of September 30, 2016, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 9 - RELATED PARTY TRANSACTIONS

On July 11, 2015, the Company executed a consulting agreement for a period of three years with a former officer and director and current shareholder at a rate of $3,000 per month.  During the three months ended September 30, 2016, the Company had professional fees - related party totaling $9,000.  As of September 30, 2016, the accounts payable - related party balance was $36,000.

NOTE 10 - SUBSEQUENT EVENTS

On November 8, 2016, the Company received a request from an officer and director to convert 100,000 shares of Series A convertible preferred stock into 10,000,000 shares of common stock.  The Company approved the issuance of shares, but as of the date of this filing the shares have not been issued yet.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

We are a start-up company that was formed on May 11, 2015. To the present, we have engaged in formation activities, raising capital, and commencing operations. We have signed services contract with two travel agents to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. We have a per room fee that we charge for our services. Through September 30, 2016, we have generated nominal revenue from our agreement with our clients. We earned $13,549 in revenues from inception to the end of the 1st quarter, September 30, 2016. We are also hopeful that we will engage in other contracts for the services we have outlined above.

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

Our Estimated Expenses for the Next Twelve Months

Management, Employees and Consulting

We currently do not compensate our officer and director, Duan Fu. We plan to compensate him when we have enough money to do so. His main function is to oversee the entire plan of the company and engage in the day to day operations. His expertise is in design and business management. We expect that he will be instrumental in our marketing and advertising efforts. He will purchase keywords on Google AdWords to drive traffic to our website, and also purchase email lists and send bulk email to small and medium sized businesses to generate interest. We do not anticipate that we will enter into an employment agreement with Mr. Duan or compensate him with significant cash in the twelve months. We plan to provide him around $2,000 in cash monthly if and when it is available. As of September 30, 2016, we have not compensated Mr. Fu, since we want to utilize our capital on business operations and growth.

We have a consulting agreement with Zixiao Chen. Ms. Chen was a prior officer and director. She assisted with our formation activities and resigned shortly after our incorporation, opting for a consultant capacity with our company. In her agreement, dated July 11, 2015, we initially compensated her monthly with 60,000 shares of our common stock or $3,000. Her main function is to oversee the business accounts, dealing with clients and expanding the company’s sales efforts. She will assist with creating timelines, data entry, plans and budgets for our clients. She will also establish the training program to train new employees on delivering the services, oversee and respond to concerns with our outsourced personnel. Her agreement provides her compensation in the form of shares of our common stock or cash, if available, as determined by our board of directors, on a monthly basis. If we are able to raise the money, we plan to compensate Ms. Chen $3,000 monthly. Ms. Chen received a pro-rated fee for what was owed to her as of September 30, 2015, but to focus our capital on operations and growth, we have accrued her fee for the first quarter ended September 30, 2016.

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

Employees

We currently have no employees other than our sole officer and director, Mr. Fu. Our officer serves us on a part time basis and is not compensated at this time. We also hired Ms. Zixiao Chen and Desert Skyline as our business consultant. Ms. Chen’s services are described above. And Desert Skyline provided consulting services in the areas of business strategy, business connections related to trade shows and marketing, assembling and coordinating with the company’s vendors, and those types of services. The consulting agreement with Desert Skyline was fulfilled and ended on May 21, 2016 and was not renewed.

Results of operations for the three months ended September 30, 2016

We have earned revenues of $5,539 for the three months ended September 30, 2016 as compared to revenues of $2,864 for September 30, 2015.

We expect to achieve steadily increasing revenues within the coming months. However, as we are a start-up, we have limited operating history to rely upon and we cannot guarantee that our business plan will be successful.  To date, we only have three Chinese travel agents as our main clients that we contracted to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. Our management is actively working to secure additional contracts, but no agreements have been reached at this time.

Operating expenses were $14,770 for the three months ended September 30, 2016 as compared to operating expenses of $28,449 for September 30, 2015. Our operating expenses for this period consisted of cost of goods sold, professional fees, amortization, and general and administrative expenses.

We expect our operating expenses to increase as a result of increased operating activity to implement our business plan and the added expenses associated with reporting with the Securities and Exchange Commission.

We incurred a related party interest expense of $1,772 in connection with promissory notes for the three months ended September 30, 2016.

We recorded a net loss of $16,829 for the three months ended September, 2016 as compared to a net loss of $25,700 for September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had current assets of $10,225. Our total current liabilities as of September 30, 2016 were $55,448. As a result, we had working capital deficit of $45,223 as of September 30, 2016.

Operating activities used $6,630 in cash for the three months ended September 30, 2016 down from $12,505 in net cash used for the same period ended September 30, 2015. Our negative operating cash flow was mainly the result of our net loss of $16,829, an increase in accounts receivable of $3,664, an increase in prepaid expenses of $563, and a decrease in accounts payable of $2,297. These negative effects on cash flow were offset by mainly by an increase in related party accounts payable of $9,000 and an adjustment for the amortization of debt discount of $7,024.

Financing activities provided $10,000 in cash for the three months ended September 30, 2016. Our positive financing cash flow was a result of proceeds from the convertible notes payable.

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

Off Balance Sheet Arrangements

As of September 30, 2016, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, we are a start-up and, accordingly, have generated slight revenues from operations. Since our inception, we have been engaged substantially in financing activities and developing our business plan and incurring startup costs and expenses. As a result, we incurred accumulated net losses from Inception (May 11, 2015) through the period ended September 30, 2016 of ($114,238). In addition, our development activities since inception have been financially sustained through debt and equity financing.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a- 15(e) and 15d-15(e)) as of September 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We had originally planned to have this remediation of our controls described above completed by fiscal year ending June 30, 2016.  However, we have had to extend such remediation plans to the following fiscal year end June 30, 2017, as stated above.  This delay is solely the result of not having adequate capital at the present time to hire additional employees to assist in the remediation of our controls related to the inadequate segregation of duties and ineffective risk management.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

SEC Filings

On October 20, 2016, we filed a Form 8-K Current Report with the United States Securities and Exchange Commission related to an Item 401 disclosure related to a change in our certifying accountant.

On November 9, 2016, we filed a Form 8-K Current Report with the United States Securities and Exchange Commission related to an Item 801 disclosure related to conversion of Series A convertible preferred stock into common stock.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 9, 2016, the Company received a notice of conversion for a lender to convert principal of $6,000 and accrued interest of $309 at a rate of $0.005 per share.  The Company issued 1,261,808 shares of common stock to satisfy the debt in full.

On November 8, 2016, the Company received a request from an officer and director to convert 100,000 shares of Series A convertible preferred stock into 10,000,000 shares of common stock.  The Company approved the issuance of shares, but as of the date of this filing the shares have not been issued yet.

The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS

Exhibit Number	Description of Exhibit
31.1 *	Certification of Chief Executive Officer and Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business reporting Language (XBRL)

* Provided Herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLINK PLUS, INC.

Date: November 9, 2016

By: /s/ Duan Fu
Chief Executive Officer and
Chief Financial Officer