Form 10-Q
period 2016-12-31
Interlink Plus, Inc.
filed 2017-02-14
CIK 1643988

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 67,373,008 shares of common stock outstanding as of February 14, 2017.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in INTERLINK PLUS, INC.’s Form 10-K dated June 30, 2016 and filed on October 14, 2016 as well as the Form 10-Q dated September 30, 2016 filed on November 9, 2016.

Our financial statements included in this Form 10-Q quarterly report are as follows:

F-1	Balance Sheet as of December 31, 2016 (unaudited) and June 30, 2016;
F-2	Statement of Operations for the three and six months ended December 31, 2016 (unaudited);
F-3	Statement of Cash Flows for the six months ended December 31 2016 (unaudited); and
F-4	Notes to Financial Statements

INTERLINK PLUS, INC.

BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2016	2016

ASSETS

Current assets:
Cash	$13,071	$1,909
Accounts receivable	1,933	344
Prepaid expenses	750	375
Total current assets	15,754	2,628

Other assets:
Website, net	729	979
Total other assets	729	979

Total assets	$16,483	$3,607

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$6,246	$6,059
Accounts payable - related party	45,000	27,000
Customer deposits	8,757	-
Notes payable - related party	6,500	6,500
Accrued interest payable	769	282
Accrued interest payable - related party	1,341	806
Convertible debt, net	7,583	2,809
Current portion of long term convertible debt - related party	4,000	4,000
Total current liabilities	80,196	47,456

Long-term liabilities:
Convertible debt - related party	-	-
Total long-term liabilities	-	-

Total liabilities	80,196	47,456

Stockholders' equity (deficit):
Series A Convertible Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 2,700,000 and 2,800,000 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	270	280
Common stock, $0.0001 par value, 475,000,000 shares authorized, 67,373,008 and 56,111,200 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	6,737	5,611
Additional paid-in capital	62,862	47,669
Retained deficit	(133,582)	(97,409)
Total stockholders' equity (deficit)	(63,713)	(43,849)

Total liabilities and stockholders' equity (deficit)	$16,483	$3,607

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the	For the	For the	For the
	three months	three months	six months	six months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015

Revenue	$3,998	$1,848	$9,537	$4,532

Operating expenses:
Cost of goods sold	-	-	109	-
General and administrative	1,014	475	1,287	1,382
Amortization	125	125	250	250
Professional fees	8,697	16,825	13,960	36,030
Professional fees - related party	9,000	9,000	18,000	17,032

Total operating expenses	18,836	26,425	33,606	54,694

Other income (expenses):
Interest expense	(4,239)	-	(11,569)	-
Interest expense - related party	(267)	(127)	(535)	(242)

Total other expenses	(4,506)	(127)	(12,104)	(242)

Net loss	$(19,344)	$(24,704)	$(36,173)	$(50,404)

Net loss per common share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	63,242,573	36,111,200	59,827,755	36,111,200

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the	For the
	six months	six months
	ended	ended
	December 31,	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,173)	$(50,404)
Adjustments to reconcile to net loss to net cash used in operating activities:
Amortization of prepaid stock compensation	-	4,250
Amortization of website costs	250	250
Amortization of debt discount	10,774	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,589)	215
(Increase) in prepaid expenses	(375)	2,850
(Decrease) in accounts payable	187	1,625
Increase in accounts payable - related party	18,000	9,000
Increase in accrued interest payable - related party	535	241
Increase in accrued interest payable	796	-
Increase in customer deposits	8,757	-
Net cash used in operating activities	1,162	(31,973)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase website costs	-	-
Net cash used in operating activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	-	5,000
Proceeds from convertible debt	10,000	-
Proceeds from stock receivable	-	6,500
Net cash provided by financing activities	10,000	11,500

NET CHANGE IN CASH	11,162	(20,473)

CASH AT BEGINNING OF PERIOD	1,909	21,873
CASH AT END OF PERIOD	$13,071	$1,400

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued as settlement of accounts payable	$-	$-
Shares issued for prepaid stock compensation	$-	$-
Reclass accounts payable to notes payable - related party	$-	$-
Amortization of prepaid stock compensation	$-	$4,250
Amortization of debt discount	$10,774	$-

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

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the six months ended December 31, 2016.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through January 2017 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company had a retained deficit as of December 31, 2016 of ($133,582). In addition, the Company’s activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 - PREPAID EXPENSES

As of December 31, 2016, the Company had prepaid transfer agent expenses totaling $750.  The prepaid professional fees will be expensed on a straight line basis over the remaining life of the service period.  During the six months ended December 31, 2016 the Company incurred an additional $750 of prepaid transfer agent fees and amortized transfer agent expenses of $375.

NOTE 4 - WEBSITE

The following is a summary of website costs:

December 31,
2016
Website	$1,500
Less: accumulated amortization	(771)
Website, net	$729

Amortization expense for the six months ended December 31, 2016 was $250.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

As of December 31, 2016, the balance of accrued interest was $1,341.  The interest expense for the six months ended December 31, 2016 was $535.

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

As of December 31, 2016, the balance of accrued interest was $769.  The interest expense for the six months ended December 31, 2016 was $11,569 including amortization of debt discount of $10,774.

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

Preferred stock

During the six months ended December 31, 2016, there have been no other issuances of preferred stock.

During November 2016, the Company issued 10,000,000 shares of common stock as part of a conversion of 100,000 shares of preferred stock.

Common stock

On September 9, 2016, the Company issued 1,261,808 shares of common stock for the conversion of debt totaling $6,309.  Of the total, $6,000 was the principal and $309 was the accrued interest payable.

During November 2016, the Company issued 10,000,000 shares of common stock as part of a conversion of 100,000 shares of preferred stock.

NOTE 8 - WARRANTS AND OPTIONS

As of December 31, 2016, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 9 - RELATED PARTY TRANSACTIONS

On July 11, 2015, the Company executed a consulting agreement for a period of three years with a former officer and director and current shareholder at a rate of $3,000 per month.  During the six months ended December 31, 2016, the Company had professional fees - related party totaling $18,000.  As of December 31, 2016, the accounts payable - related party balance was $45,000.

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

In November 2016, we became a certified travel agency.  Additionally, we became an affiliate partner with booking.com.  We hope these recent events will help us increase revenue in the future.

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

Our Estimated Expenses for the Next Twelve Months

Management, Employees and Consulting

We currently do not compensate our officer and director, Duan Fu. We plan to compensate him when we have enough money to do so. His main function is to oversee the entire plan of the company and engage in the day to day operations. His expertise is in design and business management. We expect that he will be instrumental in our marketing and advertising efforts. He will purchase keywords on Google AdWords to drive traffic to our website, and also purchase email lists and send bulk email to small and medium sized businesses to generate interest. We do not anticipate that we will enter into an employment agreement with Mr. Duan or compensate him with significant cash in the twelve months. We plan to provide him around $2,000 in cash monthly if and when it is available. As of December 31, 2016, we have not compensated Mr. Fu, since we want to utilize our capital on business operations and growth.

We have a consulting agreement with Zixiao Chen. Ms. Chen was a prior officer and director. She assisted with our formation activities and resigned shortly after our incorporation, opting for a consultant capacity with our company. In her agreement, dated July 11, 2015, we initially compensated her monthly with 60,000 shares of our common stock or $3,000. Her main function is to oversee the business accounts, dealing with clients and expanding the company’s sales efforts. She will assist with creating timelines, data entry, plans and budgets for our clients. She will also establish the training program to train new employees on delivering the services, oversee and respond to concerns with our outsourced personnel. Her agreement provides her compensation in the form of shares of our common stock or cash, if available, as determined by our board of directors, on a monthly basis. If we are able to raise the money, we plan to compensate Ms. Chen $3,000 monthly. For the six months ended December 31, 2016, Ms. Chen has accrued the $18,000 due to her under her agreement with the Company.  This amount has been expensed on the statement of operations as a professional fee to a related party, and is currently shown on the balance sheet as a liability.

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

Results of operations for the six months ended December 31, 2016

We have earned revenues of $9,537 for the six months ended December 31, 2016, as compared to revenues of $4,532 for the six months ended December 31, 2015. We have earned revenues of $3,998 for the three months ended December 31, 2016 as compared to revenues of $1,848 for the three months ended December 31, 2015.

We expect to continue to achieve steadily increasing revenues within the coming months. However, as we are a start-up, we have limited operating history to rely upon and we cannot guarantee that our business plan will be successful.  To date, we only have three Chinese travel agents as our main clients that we contracted to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. Our management is actively working to secure additional contracts, but no agreements have been reached at this time.

Operating expenses were $33,606 for the six months ended December 31, 2016 as compared to operating expenses of $54,694 for the six months ended December 31, 2015. Our operating expenses for this period consisted of cost of goods sold, professional fees, amortization, and general and administrative expenses.

We expect our operating expenses to increase as a result of increased operating activity to implement our business plan and the added expenses associated with reporting with the Securities and Exchange Commission.

We incurred a related party interest expense of $535 in connection with promissory notes for the six months ended December 31, 2016. We also incurred $11,569 in interest expenses for such same said period.

Even though we experienced a more than 100% increase in revenue for the six months ended December 31, 2016 as compared to the same period the previous fiscal year (and a large decrease in total operating expenses for such same period), we recorded a net loss of $36,173 for the six months ended December 31, 2016 as compared to a net loss of $50,404 for December 31, 2015. This performance is in line with our projected continuing increase in revenues on a quarterly basis moving forward as well as a focus on lowering our total operating expenses.

Liquidity and Capital Resources

As of December 31, 2016, we had current assets of $15,754. Our total current liabilities as of December 31, 2016 were $80,196. As a result, we had working capital deficit of $64,442 as of December 31, 2016 as compared to a working capital deficit of $44,828 as of June 30, 2016.

Operating activities added $1,162 in cash for the six months ended December 31, 2016 up from a negative $31,973 in net cash used for the same period ended December 31, 2015. Our increase in operating cash flow was mainly the result of an increase in amortization of a debt discount of $10,774, an increase in accounts payable - related party of $18,000, and an increase in customer deposits of $8,757.

Financing activities provided $10,000 in cash for the six months ended December 31, 2016. Our positive financing cash flow was a result of proceeds from the convertible notes payable from a related party.

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

Off Balance Sheet Arrangements

As of December 31, 2016, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, we are a start-up and, accordingly, have generated slight revenues from operations. Since our inception, we have been engaged substantially in financing activities and developing our business plan and incurring startup costs and expenses. As a result, we incurred accumulated net losses from Inception (May 11, 2015) through the period ended December 31, 2016 of ($133,582). In addition, our development activities since inception have been financially sustained through debt and equity financing.

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a- 15(e) and 15d-15(e)) as of December 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as the six months ended December 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2017 or the initial two quarters of the fiscal year ended June 30, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We had originally planned to have this remediation of our controls described above completed by fiscal year ending June 30, 2016.  However, we have had to extend such remediation plans to the following fiscal year end June 30, 2017 or later as stated above.  This delay is solely the result of not having adequate capital at the present time to hire additional employees to assist in the remediation of our controls related to the inadequate segregation of duties and ineffective risk management.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended December 31, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On November 9, 2016, we filed a Form 8-K Current Report with the United States Securities and Exchange Commission related to an Item 801 disclosure related to conversion of Series “A” convertible preferred stock into common stock.

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

On November 8, 2016, the Company received a request from an officer and director to convert 100,000 shares of Series “A” convertible preferred stock into 10,000,000 shares of common stock.  The Company issued the 10,000,000 shares of common stock pursuant to this request for conversion.

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

Date: February 14, 2016

By: /s/ Duan Fu
Chief Executive Officer and
Chief Financial Officer