Form 10-Q
period 2017-03-31
Interlink Plus, Inc.
filed 2017-05-10
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 000-55591

Interlink Plus, Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-3975872
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4952 S Rainbow Blvd, Suite 326

Las Vegas, NV 89118

(Address of principal executive offices)

702-824-7047

(Registrant’s telephone number)

___________________________________________________________

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,373,008 common shares as of May 10, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2017 (unaudited) and June 30, 2016;
F-2	Statement of Operations for the three and nine months ended March 31, 2017 and 2016 (unaudited);
F-3	Statement of Cash Flows for the nine months ended March 31, 2017 and 2016 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

INTERLINK PLUS, INC.

BALANCE SHEETS

(unaudited)

	March 31,	June 30,
	2017	2016
ASSETS

Current assets:
Cash	$13,526	$1,909
Accounts receivable	5,342	344
Prepaid expenses	627	375
Total current assets	19,495	2,628

Other assets:
Website, net	2,493	979
Total other assets	2,493	979

Total assets	$21,988	$3,607

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2,266	$6,059
Accounts payable - related party	54,000	27,000
Customer deposits	3,800	-
Notes payable - related party	6,500	6,500
Accrued interest payable	1,142	282
Accrued interest payable - related party	1,603	806
Convertible debt, net	11,333	2,809
Current portion of long term convertible debt - related party	4,000	4,000
Total current liabilities	84,644	47,456

Long-term liabilities:
Convertible debt - related party	-	-
Total long-term liabilities	-	-

Total liabilities	84,644	47,456

Stockholders' equity (deficit):
Series A Convertible Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 2,700,000 and 2,800,000 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	270	280
Common stock, $0.0001 par value, 475,000,000 shares authorized, 67,373,008 and 56,111,200 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	6,737	5,611
Additional paid-in capital	62,862	47,669
Retained deficit	(132,525)	(97,409)
Total stockholders' equity (deficit)	(62,656)	(43,849)

Total liabilities and stockholders' equity (deficit)	$21,988	$3,607

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the	For the	For the	For the
	three months	three months	nine months	nine months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016

Revenue	$26,950	$2,335	$36,487	$6,867

Operating expenses:
Cost of goods sold	5,707	-	5,816	-
General and administrative	926	730	2,213	2,112
Amortization	236	125	486	375
Professional fees	5,638	13,595	19,598	49,625
Professional fees - related party	9,000	9,000	27,000	26,032

Total operating expenses	21,507	23,450	55,113	78,144

Other income (expenses):
Interest expense	(4,124)	-	(15,693)	-
Interest expense - related party	(262)	(676)	(797)	(918)

Total other expenses	(4,386)	(676)	(16,490)	(918)

Net loss	$1,057	$(21,791)	$(35,116)	$(72,195)

Net loss per common share - basic	$0.00	$(0.00)	$(0.00)	$(0.00)

Net loss per common share - diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	67,373,008	42,265,046	62,306,123	38,147,564

Weighted average number of common shares outstanding - diluted	340,552,078	42,265,046	62,306,123	38,147,564

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the	For the
	nine months	nine months
	ended	ended
	March 31,	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,116)	$(72,195)
Adjustments to reconcile to net loss to net cash used in operating activities:
Amortization of prepaid stock compensation	-	6,375
Amortization of website costs	486	375
Amortization of debt discount	14,524	388
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(4,998)	95
(Increase) in prepaid expenses	(252)	3,037
(Decrease) in accounts payable	(3,793)	4,972
Increase in accounts payable - related party	27,000	18,000
Increase in accrued interest payable - related party	797	491
Increase in accrued interest payable	1,169	39
Increase in customer deposits	3,800	-

Net cash used in operating activities	3,617	(38,423)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase website costs	(2,000)	-

Net cash used in operating activities	(2,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	-	6,000
Proceeds from convertible debt	10,000	6,000
Proceeds from stock receivable	-	6,500

Net cash provided by financing activities	10,000	18,500

NET CHANGE IN CASH	11,617	(19,923)

CASH AT BEGINNING OF PERIOD	1,909	21,873

CASH AT END OF PERIOD	$13,526	$1,950

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Amortization of prepaid stock compensation	$-	$6,375
Amortization of debt discount	$14,524	$388

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

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the nine months ended March 31, 2017.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through May 2017 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company had a retained deficit as of March 31, 2017 of $132,525. In addition, the Company’s activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 - PREPAID EXPENSES

As of March 31, 2017, the Company had prepaid transfer agent expenses totaling $563. The prepaid professional fees will be expensed on a straight line basis over the remaining life of the service period. During the nine months ended March 31, 2017 the Company incurred an additional $750 of prepaid transfer agent fees and amortized transfer agent expenses of $563.

Additionally, the Company had prepaid expense related to deposits at hotels totaling $64. The prepaid expenses will be reclassified against revenue when our clients complete their stay at the hotel.

NOTE 4 - WEBSITE

The following is a summary of website costs:

March 31,
2017
Website	$3,500
Less: accumulated amortization	(1,007)
Website, net	$2,493

Amortization expense for the nine months ended March 31, 2017 was $486.

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

As of March 31, 2017, the balance of accrued interest was $1,603. The interest expense for the nine months ended March 31, 2017 was $797.

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

As of March 31, 2017, the balance of accrued interest was $1,142. The interest expense for the nine months ended March 31, 2017 was $15,693 including amortization of debt discount of $14,524.

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

Preferred stock

During the nine months ended March 31, 2017, there have been no other issuances of preferred stock.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

NOTE 8 - WARRANTS AND OPTIONS

As of March 31, 2017, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 9 - RELATED PARTY TRANSACTIONS

On July 11, 2015, the Company executed a consulting agreement for a period of three years with a former officer and director and current shareholder at a rate of $3,000 per month. During the nine months ended March 31, 2017, the Company had professional fees - related party totaling $27,000. As of March 31, 2017, the accounts payable - related party balance was $54,000.

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

We are a start-up company that was formed on May 11, 2015. To the present, we have engaged in formation activities, raising capital, and commencing operations. We have signed services contract with multiple travel agents to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. Through March 31, 2017, we have generated nominal revenue from our agreement with our clients. We earned $26,950 and $36,487 in revenues for the three and nine months ended March 31, 2017, respectively. We are also hopeful that we will engage in other contracts for the services outlined below.

We require additional capital necessary for us to grow our business. Our initial plans include: hiring necessary personnel, marketing our business, completing our website, purchasing equipment and software and further developing the service offering. Our business plan calls for capital of approximately $250,000 in the next twelve months. There is no assurance that we will be successful in these endeavors or that if we accomplish all of these steps we will be able to operate profitably. We intend to fulfill the service needs of our potential customers by utilizing resources and employees in the United States, but, as we grow, we believe we can reduce costs and increase margins by utilizing personnel in foreign countries, such as China, to fulfill the services on behalf of our customers.

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

Currently, we service 7 overseas and domestic travel agents. These travel agencies work with exhibition service agents in China to coordinate the travel plans of tour groups that plan on attending exhibitions in the U.S.  Depending on the exhibition, these tour groups can range from 20 to over 700 people. It is vital for the travel agents and exhibition services agents to provide their clients - Chinese businesses who exhibit in the trade show, a seamless and worry-free trip.

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

In November 2016, we became a certified travel agency. Additionally, we became an affiliate partner with booking.com and the Expedia TAAP program. We hope these recent events will help us increase revenue in the future.

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

Results of operations for the three and nine months ended March 31, 2017 and 2016

We have earned revenues of $26,950 for the three months ended March 31, 2017, as compared with $2,335 for the same period ended 2016. We have earned revenues of $36,487 for the nine months ended March 31, 2017, as compared with $6,867 for the same period ended 2016.

We expect to continue to achieve steadily increasing revenues within the coming months. However, as we are a start-up, we have limited operating history to rely upon and we cannot guarantee that our business plan will be successful.  To date, we only have 7 travel agents as our main clients that we contracted to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. Our management is actively working to secure additional contracts to grow the business.

Operating expenses were $21,507 for the three months ended March 31, 2017, as compared with $23,450 for the same period ended 2016. Operating expenses were $55,113 for the nine months ended March 31, 2017, as compared with $78,144 for the same period ended 2016. Our operating expenses for the three and nine months ended March 31, 2017 mainly consisted of cost of goods sold, professional fees and related party professional fees.  Our operating expenses for the same periods ended 2016 mainly consisted of professional fees and related party professional fees.

We expect our operating expenses to increase as a result of increased operating activity to implement our business plan and the added expenses associated with reporting with the Securities and Exchange Commission.

We incurred interest expense of $15,693 and $0 for the nine months ended March 31, 2017 and 2016, respectively, in connection with outstanding promissory notes.

We incurred a related party interest expense of $797 and $918 for the nine months ended March 31, 2017 and 2016, respectively, in connection with outstanding promissory notes.

We recorded a net income of $1,057 for the three months ended March 31, 2017, as compared with a net loss of $21,791 for the same period ended 2016. We recorded a net loss of $35,116 for the nine months ended March 31, 2017, as compared with $72,195 for the same period ended 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had current assets of $19,495. Our total current liabilities as of March 31, 2017 were $84,644.  As a result, we had working capital deficit of $65,149 as of March 31, 2017.

Operating activities provided $3,617 in cash for the nine months ended March 31, 2017, as compared with cash used of $38,423 for the same period ended 2016. Our positive operating cash flow for the nine months ended March 31, 2017 was mainly the result of an increase in related party accounts payable of $27,000 and the amortization of debt discount of $14,524, offset by our net loss of $35,116.

Investing activities used $2,000 in cash for the nine months ended March 31, 2017, as compared with $0 for the same period ended 2016.  Our negative investing cash flow for the nine months ended March 31, 2017 was a result of funds spent on the website.

Financing activities provided $10,000 in cash for the nine months ended March 31, 2017, as compared with $18,500 for the same period ended 2016. Our positive financing cash flow for the nine months ended March 31, 2017 was a result of proceeds from convertible debt.

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

Off Balance Sheet Arrangements

As of March 31, 2017, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, we are a start-up and, accordingly, have generated slight revenues from operations. Since our inception, we have been engaged substantially in financing activities and developing our business plan and incurring startup costs and expenses. As a result, we incurred accumulated net losses from Inception (May 11, 2015) through the period ended March 31, 2017 of ($132,525). In addition, our development activities since inception have been financially sustained through debt and equity financing.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

See risk factors included in our Annual Report on Form 10-K for 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interlink Plus, Inc.

Date:	May 10, 2017

By:	/s/ Duan Fu Duan Fu
Title:	Chief Executive Officer and Director