Form 10-K
period 2017-06-30
Interlink Plus, Inc.
filed 2017-10-13
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-55591

Interlink Plus, Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-3975872
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4952 S Rainbow Blvd, Suite 326 Las Vegas, NV	89118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 702-824-7047

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,289,521

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 67,373,008 common shares issued and outstanding as of October 12, 2017.

ii

iii

PART I

Item 1. Business

Company Overview

Our business is divided into two major segments: travel agency assistance services and convention services.

We are a start-up company that was formed on May 11, 2015. To the present, we have engaged in formation activities, raising capital, and commencing operations. We have signed services contract with multiple travel agents to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. Through June 30, 2017, we have generated nominal revenue from our agreement with our clients. We earned $45,400 and $7,795 in revenues for the years ended June 30, 2017 and 2016, respectively. We are also hopeful that we will engage in other contracts for the services outlined below.

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

Currently, we service 7 overseas and domestic travel agencies. These travel agencies work with exhibition service agents in China to coordinate the travel plans of tour groups that plan on attending exhibitions in the U.S.  Depending on the exhibition, these tour groups can range from 20 to over 700 people. It is vital for the travel agents and exhibition services agents to provide their clients - Chinese businesses who exhibit in the trade show, a seamless and worry-free trip.

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

Convention Services

Our second business segment is catering to the individual exhibitors at the exhibitions. Exhibitors/ attendees often have temporary assistance needs at conventions and trade shows. We assist these clients on booth set up, tradeshow promotion material preparing, entourage interpreter and/or exhibitor booth personnel arrangements, including bilingual spokespersons, sales associates, narrators and demonstrators, hostesses/hosts, promoters and models.

We are also able to provide custom and pre-made booths, booth graphic design, and exhibit booth setup services to our clients. For clients looking for complete tradeshow exhibit booths, we provide turnkey solutions for sale. We offer top of the range Tablets, TV screens with stands, tables, and chairs, storage bins among others, to ensure that your tradeshow booth is highly inviting. We are able to work with clients on their required specifications and our staff is capable of delivery and assembly of attractive booth designs.

We have limited clients in this business segment. We plan to utilize our travel agency and exhibition service agent contacts to reach out to these exhibitors and establish direct connections for our exhibition services.  We may also work though these vital contacts as an extension of their services to these clientele.  Furthermore, because we have a U.S. presence, we plan to reach out to the U.S. exhibitions to offer our services to these clientele.

Management, Employees and Consulting

We currently do not compensate our officer and director, Duan Fu. We plan to compensate him when we have enough money to do so. His main function is to oversee the entire plan of the company and engage in the day to day operations. His expertise is in design and business management. We expect that he will be instrumental in our marketing and advertising efforts. He will purchase keywords on Google AdWords to drive traffic to our website, and also purchase email lists and send bulk email to small and medium sized businesses to generate interest. We do not anticipate that we will enter into an employment agreement with Mr. Duan or compensate him with significant cash in the twelve months. We plan to provide him around $2,000 in cash monthly if and when it is available. As of June 30, 2017, we have not compensated Mr. Fu, since we want to utilize our capital on business operations and growth.

We have a consulting agreement with Zixiao Chen. Ms. Chen was a prior officer and director. She assisted with our formation activities and resigned shortly after our incorporation, opting for a consultant capacity with our company. In her agreement, dated July 11, 2015, we initially compensated her monthly with 60,000 shares of our common stock or $3,000. On July 1, 2017, we entered into a new consulting agreement with Ms. Chen.  Her responsibilities include overseeing the business accounts, dealing with clients and expanding the company’s sales efforts. She will assist with creating timelines, data entry, plans and budgets for our clients. She will also establish the training program to train new employees on delivering the services, oversee and respond to concerns with our outsourced personnel. Her agreement provides her monthly compensation in the form of 300,000 shares of common stock or $3,000, payable at our discretion. After the initial year, we are required to compensate her in cash.

We have a consulting agreement with Desert Skyline Resources, LLC (“Desert Skyline”).  On July 15, 2017, we entered into an agreement with Desert Skyline to assist with business connections, marketing and business development.  The agreement is for three months and we owe $10,000 under the agreement by October 15, 2017.

We plan to hire a sales manager when funds are available. The sales manager will hire sales people for each geographical region. Sales staff will call leads generated from our marketing efforts, including mailing lists, and will engage in other sales techniques, like attending trade shows and networking. This sales manager will review and sign our service contracts with new customers. If we are able to raise the money, we plan to compensate our sales manager around $3,000 per month, plus commissions when available from sales. We anticipate hiring three members to our sales team when funds are available, hopefully within the next three months. Each sales staff member will make approximately $1,000 per month, plus commissions when available from sales.

We will also need to hire client account and customer service personnel. Ms. Chen will head the efforts of these personnel. They will assist her with working the accounts and service needs of our clients. We anticipate hiring one or two members to our accounts/service team when funds are available. Each member will make approximately $1,500-$2,000 per month.

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

Employees

We currently have no employees other than our sole officer and director, Mr. Fu. Our officer serves us on a part time basis and is not compensated at this time. We also hired Ms. Zixiao Chen and Desert Skyline as our business consultants.

Item 1A. Risk Factors

The following risk factors could materially affect our business, financial condition, and results of operations.  These risk factors and other information in this Annual Report on Form 10-K should be carefully considered in evaluating our business.  They are provided for investors as permitted by the Private Securities Litigation Reform Act of 1995.  It is not possible to identify or predict all such factors and, therefore, the following should not be considered to be a complete statement of all the uncertainties we face.

Risks Related to Our Financial Condition and Business

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

Our auditors, in their opinion provided for our fiscal year end June 30, 2017 audited financial statements and notes thereto, have stated that currently we do not have sufficient cash nor do we have a significant source of revenues to cover our operational costs and allow us to continue as a going concern. We seek to raise operating capital to implement our business plan in an offering of our common stock.  Our plan specifies a minimum amount of $250,000 in additional operating capital to operate for the next twelve months. However, there can be no assurance that the Company will be successful in raising this capital in a secondary offering of securities.

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

As of the date of this filing, Duan Fu owns 53,000,000 shares of Interlink Plus common stock representing 78.66% of Interlink Plus. Additionally, Duan Fu owns 1,700,000 shares of Class “A” Convertible Preferred Stock which votes 100 shares of Common Stock each which equates Duan Fu’s control to 66.10% control over all Common Stock voting matters. As a result of Duan Fu’s equity ownership interest, voting power and the contractual rights described above, he currently is in a position to influence, subject to our organizational documents and Nevada law, the composition of Interlink’s Board of Directors and the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. In addition, this concentration of voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to Interlink, which could adversely affect the market price of Interlink’s securities.

Because our current sole officer and director devotes a limited amount of time to our company, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Duan Fu, our sole officer and director, currently devotes approximately 15-20 hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. The loss of Mr. Fu to our company could negatively impact our business development.

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

Item 2. Properties

We currently do not own any real property or any office. All of our businesses is conducted virtually. Our principal executive office mailbox is located at 4952 S Rainbow Blvd, Suite 326, Las Vegas, NV 89118.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “ITRK” on the OTCPink operated by OTC Markets Group, Inc.

There is currently no active trading market for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCPink. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending June 30, 2017
Quarter Ended	High $	Low $
June 30, 2017	0.04	0.01
March 31, 2017	0.24	0.01
December 31, 2016	0.26	0.13
September 30, 2016	n/a	n/a

Fiscal Year Ending June 30, 2016
Quarter Ended	High $	Low $
June 30, 2016	n/a	n/a
March 31, 2016	n/a	n/a
December 31, 2015	n/a	n/a
September 30, 2015	n/a	n/a

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;(b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask  price;(d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock;(b) the compensation of the broker-dealer and its salesperson in the transaction;(c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of October 12, 2017, we had 67,373,008 shares of our common stock issued and outstanding, held by 36 shareholders of record, with others holding shares in street name.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends on our common stock will depend on earnings, financial condition and other business and economic factors at such time as the board of directors may consider relevant. If we do not pay cash dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans.

Unregistered Sales of Equity Securities

On November 9, 2016, our CEO, Duan Fu, converted 100,000 shares of his Series A Convertible Preferred Stock into 10,000,000 shares of our Common Stock.

On September 9, 2016, we received a notice of conversion for a lender to convert principal of $6,000 and accrued interest of $309 at a rate of $0.005 per share.  The Company issued 1,261,808 shares of common stock to satisfy the debt in full.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of operations for the years ended June 30, 2017 and 2016

We generated $45,400 in revenues during the year ended June 30, 2017, as compared with $7,795 in revenues for the same period ended June 30, 2016. We expect to continue to achieve steadily increasing revenues within the coming months. However, as we are a start-up, we have limited operating history to rely upon and we cannot guarantee that our business plan will be successful.  To date, we only have 7 travel agencies as our main clients that we contracted to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. Our management is actively working to secure additional contracts to grow the business.

We incurred operating expenses in the amount of $74,505 for the year ended June 30, 2017, compared with operating expenses of $95,705 for the year ended June 30, 2016. Our operating expenses for the year ended June 30, 2017 mainly consisted of professional fees and related party professional fees.  Our operating expenses for the year ended June 30, 2016 mainly consisted of professional fees and related party professional fees.

We anticipate our operating expenses will increase as we undertake our plan of operations, including increased costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC compliance as our business grows more complex and more expensive to maintain.

We incurred other expenses of $20,036 for the year ended June 30, 2017, as compared with other expenses of $3,847 for the year ended June 30, 2016. Our other expenses for the year ended June 30, 2017 consisted of interest expense and related party interest expense.  Our other expenses for the year ended June 30, 2016 consisted entirely of interest expense and related party interest expense. We expect that our other expenses will increase in 2017-2018 as a result of our outstanding debt, and any additional debt we take on in our financing efforts.

We incurred a net loss in the amount of $49,141 for the year ended June 30, 2017, as compared with a net loss in the amount of $91,757 for the year ended June 30, 2016. Our losses for each period are attributable to operating expenses together with a lack of significant revenues.

Liquidity and Capital Resources

As of June 30, 2017, we had $82,015 in current assets consisting of cash, accounts receivable and prepaid expenses. Our total current liabilities as of June 30, 2017 were $160,897. As a result, we have a working capital deficit of $78,882 as of June 30, 2017.

Operating activities provided $2,792 in cash for the year ended June 30, 2017, as compared with $43,464 cash used for the year ended June 30, 2016. Our minimal positive operating cash flow in 2017 was mainly the result of our net loss of $49,141, offset by increase in accounts receivable of $10,777, increase in prepaid expenses of $58,318, increase in customer deposits of $60,559 and increase in related party accounts payable $30,000. We primarily relied on cash from loans to fund our operations during the period ended June 30, 2017.

Investing activities used $2,000 in cash for the year ended June 30, 2017, as compared with $0 for the year ended June 30, 2016.  Our negative operating cash flow was from website costs.

Financing activities provided $9,500 in cash for the year ended June 30, 2017, as compared with $23,500 for the year ended June 30, 2016. Our positive financing cash flow in 2017 was mainly proceeds from related party notes payable and convertible debentures.

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

We recently obtained a short term loan for $15,000 that matures in 45 days with fixed interest at $2,250.

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

Off Balance Sheet Arrangements

As of June 30, 2017, there were no off balance sheet arrangements.

Going Concern

We have negative working capital and have not yet received significant revenues from sales of services. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our critical accounting policies are set forth in Note 2 to the financial statements.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of June 30, 2017 and 2016;
F-3	Statements of Operations for the years ended June 30, 2017 and 2016;
F-4	Statements of Stockholders’ Deficit for the years ended June 30, 2017 and 2016;
F-5	Statements of Cash Flows for the years ended June 30, 2017 and 2016;
F-6	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Interlink Plus, Inc.

We have audited the accompanying balance sheets of Interlink Plus, Inc. as of June 30, 2017 and June 30, 2016 and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2017.  Interlink Plus, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interlink Plus, Inc. as of June 30, 2017 and June 30, 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has minimal revenues, has negative working capital at June 30, 2017, has incurred recurring losses, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

October 13, 2017

INTERLINK PLUS, INC.

BALANCE SHEETS

(audited)

	June 30,	June 30,
	2017	2016

ASSETS

Current assets:
Cash	$12,201	$1,909
Accounts receivable	11,121	344
Prepaid expenses	58,693	375
Total current assets	82,015	2,628

Other assets:
Website, net	2,201	979
Total other assets	2,201	979

Total assets	$84,216	$3,607

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$15,891	$6,059
Accounts payable - related party	57,000	27,000
Customer deposits	60,559	-
Notes payable - related party	6,000	6,500
Accrued interest payable	1,521	282
Accrued interest payable - related party	1,759	806
Convertible debt, net	14,167	2,809
Current portion of long term convertible debt - related party	4,000	4,000
Total current liabilities	160,897	47,456

Long-term liabilities:
Convertible debt - related party	-	-
Total long-term liabilities	-	-

Total liabilities	160,897	47,456

Stockholders' equity (deficit):
Series A Convertible Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 2,700,000 and 2,800,000 shares issued and outstanding as of June 30, 2017 and June 30, 2016, respectively	270	280
Common stock, $0.0001 par value, 475,000,000 shares authorized, 67,373,008 and 56,111,200 shares issued and outstanding as of June 30, 2017 and June 30, 2016, respectively	6,737	5,611
Additional paid-in capital	62,862	47,669
Retained deficit	(146,550)	(97,409)
Total stockholders' equity (deficit)	(76,681)	(43,849)

Total liabilities and stockholders' equity (deficit)	$84,216	$3,607

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENTS OF OPERATIONS

(audited)

	For the	For the
	year	year
	ended	ended
	June 30,	June 30,
	2017	2016

Revenue	$45,400	$7,795

Costs and expenses:
Cost of goods sold	5,816	-
General and administrative	5,556	3,444
Amortization	778	500
Professional fees	26,355	56,729
Professional fees - related party	36,000	35,032

Total costs and expenses	74,505	95,705

Operating loss	(29,105)	(87,910)

Other income (expenses):
Interest expense	(18,976)	(1,199)
Interest expense - related party	(1,060)	(2,648)

Total other expenses	(20,036)	(3,847)

Net loss	$(49,141)	$(91,757)

Net loss per common share - basic	$(0.00)	$(0.00)

Net loss per common share - diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	63,569,374	42,613,932

Weighted average number of common shares outstanding - diluted	63,569,374	42,613,932

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(audited)

								Total
					Additional			Stockholders'
	Preferred Shares		Common Shares		Paid-In	Subscriptions	Retained	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance, June 30, 2015	3,000,000	$300	36,111,200	$3,611	$38,649	$(6,500)	$(5,652)	$30,408

July 7, 2015
Cash received for common stock issued	-	-	-	-	-	6,500	-	6,500

March 4, 2016
Issuance of common stock for conversion of preferred stock	(200,000)	(20)	20,000,000	2,000	(1,980)	-	-	-

March 8, 2016
Beneficial conversion feature for convertible debt	-	-	-	-	6,000	-	-	6,000

April 25, 2016
Beneficial conversion feature for convertible debt	-	-	-	-	5,000	-	-	5,000

Net loss	-	-	-	-	-	-	(91,757)	(91,757)

Balance, June 30, 2016	2,800,000	$280	56,111,200	$5,611	$47,669	$-	$(97,409)	$(43,849)

July 15, 2016
Beneficial conversion feature for convertible debt	-	-	-	-	5,000	-	-	5,000

August 18, 2016
Beneficial conversion feature for convertible debt	-	-	-	-	5,000	-	-	5,000

September 9, 2016
Issuance of common stock for conversion of debt	-	-	1,261,808	126	6,183	-	-	6,309

November 8, 2016
Issuance of common stock for conversion of preferred stock	(100,000)	(10)	10,000,000	1,000	(990)	-	-	-

Net loss	-	-	-	-	-	-	(49,141)	(49,141)

Balance, June 30, 2017	2,700,000	$270	67,373,008	$6,737	$62,862	$-	$(146,550)	$(76,681)

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENTS OF CASH FLOWS

(audited)

	For the	For the
	year	year
	ended	ended
	June 30,	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,141)	$(91,757)
Adjustments to reconcile to net loss to net cash used in operating activities:
Amortization of prepaid stock compensation	-	7,792
Amortization of website costs	778	500
Amortization of debt discount	17,358	2,809
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(10,777)	(129)
(Increase) in prepaid expenses	(58,318)	3,225
(Decrease) in accounts payable	9,832	6,059
Increase in accounts payable - related party	30,000	27,000
Increase in accrued interest payable - related party	1,548	755
Increase in accrued interest payable	953	282
Increase in customer deposits	60,559	-

Net cash provided (used in) operating activities	2,792	(43,464)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase website costs	(2,000)	-

Net cash used in investing activities	(2,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	-	6,000
Repayments for notes payable - related party	(500)	-
Proceeds from convertible debt	10,000	11,000
Proceeds from stock receivable	-	6,500

Net cash provided by financing activities	9,500	23,500

NET CHANGE IN CASH	10,292	(19,964)

CASH AT BEGINNING OF PERIOD	1,909	21,873

CASH AT END OF PERIOD	$12,201	$1,909

SUPPLEMENTAL INFORMATION:
Interest paid	$107	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Amortization of prepaid stock compensation	$-	$7,792
Amortization of debt discount	$17,358	$2,809

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the years ended June 30, 2017 and 2016.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017 and 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of June 30, 2017 and 2016, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes (continued)

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of June 30, 2017 and 2016, no income tax expense has been incurred.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through August 2017 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in its early stages and, accordingly, has generated slight revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (May 11, 2015) through the period ended June 30, 2017 of $146,550. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 - PREPAID EXPENSES

As of June 30, 2017, the Company had prepaid transfer agent expenses totaling $375.  The prepaid professional fees will be expensed on a straight line basis over the remaining life of the service period.  During the year ended June 30, 2017 the Company incurred an additional $750 of prepaid transfer agent fees and amortized transfer agent expenses of $750.

Additionally, the Company had prepaid expense related to deposits at hotels totaling $58,318.  The prepaid expenses will be reclassified against revenue when our clients complete their stay at the hotel.

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

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 4 - WEBSITE

The following is a summary of website costs:

	June 30, 2017	June 30, 2016

Website	$3,500	$1,500

Less: Accumulated amortization	(1,299)	(521)

Website, net	$2,201	$979

Amortization expense for the years ended June 30, 2017 and 2016 was $778 and $500, respectively.

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE DEBT - RELATED PARTY

Short term

On May 13, 2015, the Company executed a promissory note with a related party for $500.  The secured note bears interest at 10% per annum and is due upon demand.  During the year ended June 30, 2017, the entire balance of principal and interest was paid.

On December 23, 2015, the Company executed a promissory note with a related party for $5,000.  The unsecured note bears interest at 10% per annum and is due upon demand.  During July 2017, the terms of the loan were renegotiated.

On February 26, 2016, the Company executed a promissory note with a related party for $1,000.  The unsecured note bears interest at 10% per annum and is due upon demand.  During July 2017, the terms of the loan were renegotiated.

On May 22, 2015, the Company executed a promissory note with a related party for $4,000.  The secured note bears interest at 10% per annum and is due on May 22, 2017.  This note is convertible at $0.005 per share and can be converted on or before the maturity date of May 22, 2017.  During the year ended June 30, 2016, this this promissory note was reclassified to current portion of long term debt - related party.  During July 2017, the terms of the loan were renegotiated.

As of June 30, 2017 and 2016, the balance of accrued interest was $854 and $449, respectively.

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

On April 25, 2016, the Company executed a convertible promissory note with an entity for $5,000.  The unsecured note bears interest at 10% per annum and is due on April 25, 2017.  This note is convertible at $0.005 per share and can be converted on or before the maturity date of April 25, 2017.  During July 2017, the terms of the loan were renegotiated.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 6 - CONVERTIBLE DEBT (CONTINUED)

On July 15, 2016, the Company executed a convertible promissory note with an entity for $5,000.  The unsecured note bears interest at 10% per annum and is due on July 15, 2017.  This note is convertible at $0.005 per share and can be converted on or before the maturity date of July 15, 2017.  During July 2017, the terms of the loan were renegotiated.

On August 18, 2016, the Company executed a convertible promissory note with an entity for $5,000.  The unsecured note bears interest at 10% per annum and is due on August 18, 2017.  This note is convertible at $0.005 per share and can be converted on or before the maturity date of August 18, 2017.

As of June 30, 2017, the balance of accrued interest was $1,521. The interest expense for the year ended June 30, 2017 was $18,976 including amortization of debt discount of $17,358.

As of June 30, 2016, the balance of accrued interest was $282. The interest expense for the year ended June 30, 2016 was $1,199 including amortization of debt discount of $1,199.

NOTE 7 - STOCKHOLDERS’ EQUITY

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

On July 15, 2016, the Company recorded a beneficial conversion feature of $5,000 as part of the convertible debt.

On August 18, 2016, the Company recorded a beneficial conversion feature of $5,000 as part of the convertible debt.

On September 9, 2016, the Company issued 1,261,808 shares of common stock for the conversion of debt totaling $6,309.  Of the total, $6,000 was the principal and $309 was the accrued interest payable.

During November 2016, the Company issued 10,000,000 shares of common stock as part of a conversion of 100,000 shares of preferred stock.

Preferred stock

During March 2016, the Company issued 20,000,000 shares of common stock as part of a conversion of 20,000 shares of preferred stock.

During November 2016, the Company issued 10,000,000 shares of common stock as part of a conversion of 100,000 shares of preferred stock.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 8 - WARRANTS AND OPTIONS

As of June 30, 2017, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 9 - INCOME TAXES

At June 30, 2017, the Company had a federal operating loss carryforward of approximately $138,000 which begins to expire in 2035.

Components of net deferred tax assets, including a valuation allowance, are as follows at June 30, 2017 and 2016:

	2017	2016
Deferred tax assets:
Net operating loss carryforward	$48,000	$31,000
Total deferred tax assets	48,000	31,000
Less: Valuation allowance	(48,000)	(31,000)
Net deferred tax assets	$--	$--

The valuation allowance for deferred tax assets as of June 30, 2017 and 2016 was $48,000 and $31,000, respectively, which will begin to expire in 2035.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2017 and 2016 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at June 30, 2017 and 2016:

	2017	2016
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

NOTE 10 - RELATED PARTY TRANSACTIONS

On July 11, 2015, the Company executed a consulting agreement for a period of three years with a former officer and director and current shareholder at a rate of $3,000 per month.  During the years ended June 30, 2017 and 2016, the Company had professional fees - related party totaling $36,000 and $35,032, respectively.  As of June 30, 2017 and 2016, the accounts payable - related party balance was $57,000 and $27,000, respectively.

NOTE 11 - SUBSEQUENT EVENTS

On July 31, 2017 the Company amended terms to four of its promissory notes.

On the original convertible promissory note dated May 22, 2015 for $4,000, the maturity date was extended to July 31, 2018 from May 22, 2017.

On the original convertible promissory note dated April 25, 2016 for $5,000, the maturity date was extended to July 31, 2018 from April 25, 2017.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

On the original convertible promissory note dated July 15, 2016 for $5,000, the maturity date was extended to July 31, 2018 from July 15, 2017.

On the original demand promissory note dated December 23, 2015 for $5,000 and the original promissory note dated February 16, 2016 for $1,000, the maturity date was extended to July 31, 2018 on demand.  The interest rate also increased to 20% per annum from 10%.  Additionally, the note is now convertible into common stock at $0.005 per share; the Company may prepay at 115% at August 1, 2017 for 90 days; increases to 125% at 91-180 days; no prepayment after 180 days.

On October 11, 2017, the Company executed a demand promissory note for $15,000 with a flat interest payment of $2,250 and it is due in 45 days.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On October 13, 2016, Seale & Beers, CPAs, LLC (the “Former Accountant”) resigned as our independent registered public accounting firm and we engaged AMC Auditing, LLC (the “New Accountant”) as our independent registered public accounting firm. The engagement of the New Accountant was approved by our Board of Directors. For more information on the change in accountants, please see our Form 8-K filed with the Securities and Exchange Commission on October 20, 2016.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees. We are currently in the process of hiring an outsourced controller to improve the controls for accounting and financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current executive officer and director is as follows:

Name	Age	Position	Director Since
Duan Fu	35	Chief Executive Officer, Principal Executive Officer Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	Since Inception

Duan Fu:

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board, subject to their respective employment agreements.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

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

Ms. Chen holds an MBA from the University of North Dakota and a Bachelor of Science in Business Administration Finance from the University of Nevada, Las Vegas.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current executive officers, nominees for directors, or current directors have been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1.

Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.

Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.

Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

During the past 5 years, none of our promoter or control person has been involved in any legal proceeding in any of the following:

1.

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

3.

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

4.

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

5.

Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

6.

Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

7.

Administrative proceedings related to their involvement in any type of business, securities, or banking activity.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Duan Fu, at the address appearing on the first page of this annual report.

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended June 30, 2017, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended June 30, 2017:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Duan Fu CEO, CFO & Director	0	1	0
Zixiao Chen 10% shareholder	0	0	0

Code of Ethics

We do not have a code of ethics at the present time, but we intend to adopt one as soon as we add more executive staff and we have resources available.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended June 30, 2017 and 2016.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Duan Fu CEO, CFO and Director	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Duan Fu	-	-	-	-	-	-	-	-	-

Director Compensation

At the time of this filing, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 12, 2017 certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

	Common Stock		Series A Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)
Duan Fu(3)	223,000,000	66%	1,700,000	63%
All Directors and Executive Officers as a Group (1 person)	223,000,000	66%	1,700,000	63%

5% Holders
Zixiao Chen 4952 South Rainbow Blvd, Suite 326 Las Vegas, NV 89118 (4)	109,000,000	32%	1,000,000	37%

* Less than 1%

(1)

Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)

Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 67,373,008 shares of common stock and 2,700,000 shares of Series A Convertible Preferred Stock issued and outstanding as of October 12, 2017.

(3)

Includes 53,000,000 shares of common stock and 1,700,000 shares of Series A Convertible Preferred Stock that may convert into 170,000,000 shares of common stock.

(4)

Includes 9,000,000 shares of common stock and 1,000,000 shares of Series A Convertible Preferred Stock that may convert into 100,000,000 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as provided in “Description of Business” and “Executive Compensation” set forth above, for the past two fiscal years there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services

Below is the table of audit fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2017	$11,000	$0	$0	$0
2016	$9,500	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)

Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (previously filed July 31, 2015 with Form S-1 Registration Statement)
3.2	Amendment to the Articles of Incorporation (previously filed July 31, 2015 with Form S-1 Registration Statement)
3.3	Bylaws (previously filed July 31, 2015 with Form S-1 Registration Statement)
10.1	Professional Services Contract dated May 12, 2015 (previously filed July 31, 2015 with Form S-1 Registration Statement)
10.2	Convertible Promissory Note, dated May 22, 2015 (previously filed July 31, 2015 with Form S-1 Registration Statement)
10.3	Consulting Agreement dated July 11, 2015 (previously filed July 31, 2015 with Form S-1 Registration Statement)
10.4	Convertible Promissory Note, dated March 8, 2016 (previously filed October 13, 2017 with Form 10-K)
10.5	Convertible Promissory Note, dated April 25, 2016 (previously filed October 13, 2017 with Form 10-K)
10.6	Convertible Promissory Note, dated July 15, 2016 (previously filed October 13, 2017 with Form 10-K)
10.7	Convertible Promissory Note, dated August 18, 2016 (previously filed October 13, 2017 with Form 10-K)
10.8	Consulting Agreement, dated July 1, 2017
10.9	Consulting Agreement, dated July 15, 2017
10.10	Demand Promissory Note, dated October 11, 2017
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interlink Plus Inc.

By:	/s/ Duan Fu
Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
October 13, 2017

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Duan Fu
Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
October 13, 2017