Form 10-Q
period 2017-09-30
Interlink Plus, Inc.
filed 2017-11-14
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company [X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes  [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,373,008 common shares as of November 14, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2017 (unaudited) and June 30, 2017;
F-2	Statement of Operations for the three months ended September 30, 2017 and 2016 (unaudited);
F-3	Statement of Cash Flows for the three months ended September 30, 2017 and 2016 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

INTERLINK PLUS, INC.

BALANCE SHEETS

(unaudited)

	September 30,	June 30,
	2017	2017

ASSETS

Current assets:
Cash	$69,181	$12,201
Accounts receivable	148,572	11,121
Prepaid expenses	54,233	58,693
Total current assets	271,986	82,015

Other assets:
Fixed assets, net	1,176	-
Website, net	1,910	2,201
Total other assets	3,086	2,201

Total assets	$275,072	$84,216

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$13,040	$15,891
Accounts payable - related party	54,000	57,000
Customer deposits	268,255	60,559
Notes payable - related party	-	6,000
Accrued interest payable	1,903	1,521
Accrued interest payable - related party	1,193	1,759
Convertible debt, net	15,000	14,167
Convertible debt - related party, net	5,158	4,000
Total current liabilities	358,549	160,897

Total liabilities	358,549	160,897

Stockholders' equity (deficit):
Series A Convertible Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 2,700,000 and 2,700,000 shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	270	270
Common stock, $0.0001 par value, 475,000,000 shares authorized, 67,373,008 and 67,373,008 shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	6,737	6,737
Additional paid-in capital	69,812	62,862
Retained deficit	(160,296)	(146,550)
Total stockholders' equity (deficit)	(83,477)	(76,681)

Total liabilities and stockholders' equity (deficit)	$275,072	$84,216

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the	For the
	three months	three months
	ended	ended
	September 30,	September 30,
	2017	2016

Revenue	$17,094	$5,539

Costs and expenses:
Cost of goods sold	-	109
General and administrative	6,208	273
Amortization	292	125
Professional fees	12,583	5,263
Professional fees - related party	9,000	9,000

Total costs and expenses	28,083	14,770

Operating loss	(10,989)	(9,231)

Other income (expenses):
Interest expense	(1,216)	(5,826)
Interest expense - related party	(1,541)	(1,772)

Total other expenses	(2,757)	(7,598)

Net loss	$(13,746)	$(16,829)

Net loss per common share - basic	$(0.00)	$(0.00)

Net loss per common share - diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	67,373,008	56,412,937

Weighted average number of common shares outstanding - diluted	67,373,008	56,412,937

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the	For the
	three months	three months
	ended	ended
	September 30,	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,746)	$(16,829)
Adjustments to reconcile to net loss to net cash used in operating activities:
Amortization of website costs	291	125
Amortization of debt discount	2,941	7,024
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(137,451)	(3,664)
(Increase) decrease in prepaid expenses	4,460	(563)
(Decrease) in accounts payable	(2,851)	(2,297)
Increase (decrease) in accounts payable - related party	(3,000)	9,000
Increase in accrued interest payable - related party	382	306
Increase (decrease) in accrued interest payable	(566)	268
Increase in customer deposits	207,696	-

Net cash provided (used) in operating activities	58,156	(6,630)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase fixed assets	(1,176)	-

Net cash used in operating activities	(1,176)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	-	10,000

Net cash provided by financing activities	-	10,000

NET CHANGE IN CASH	56,980	3,370

CASH AT BEGINNING OF PERIOD	12,201	1,909

CASH AT END OF PERIOD	$69,181	$5,279

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Amortization of debt discount	$2,941	$7,024

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended June 30, 2017 and notes thereto included in the Company’s annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

Accounts receivable

The allowance for uncollectible accounts receivables is determined principally on the basis of past collection experience as well as consideration of current economic conditions and changes in our customer collection trends.  Since the inception of the Company through today, the Company has had no material bad debt write offs and believes its current policy is reasonable.

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the three months ended September 30, 2017.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through October 2017 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start-up costs and expenses. As a result, the Company had a retained deficit as of September 30, 2017 of $160,296. In addition, the Company’s activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 - PREPAID EXPENSES

As of September 30, 2017, the Company had prepaid transfer agent expenses totaling $938. The prepaid professional fees will be expensed on a straight line basis over the remaining life of the service period. During the three months ended September 30, 2017 the Company incurred an additional $750 of prepaid transfer agent fees and amortized transfer agent expenses of $188.

Additionally, the Company had prepaid expense related to deposits at hotels totaling $44,277. The prepaid expenses will be reclassified against revenue when our clients complete their stay at the hotel.

NOTE 4 - WEBSITE

The following is a summary of website costs:

September 30, 2017
Website	$3,500
Less: accumulated amortization	(1,590)
Website, net	$1,910

Amortization expense for the three months ended September 30, 2017 was $291.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE DEBT - RELATED PARTY

Short term

On December 23, 2015, the Company executed a promissory note with a related party for $5,000.  The unsecured note bears interest at 10% per annum and is due upon demand.  During July 2017, the terms of the loan were negotiated.  The interest rate is 20% per annum starting August 1, 2017 and is convertible at a fixed conversion rate equal to $0.005 per share. The loan is due on July 31, 2018. The loan has a prepayment penalty.

On February 26, 2016, the Company executed a promissory note with a related party for $1,000. The unsecured note bears interest at 10% per annum and is due upon demand.  During July 2017, the terms of the loan were negotiated.  The interest rate is 20% per annum starting August 1, 2017 and is convertible at a fixed conversion rate equal to $0.005 per share.  The loan is due on July 31, 2018.  The loan has a prepayment penalty.

Convertible debt short term

On May 22, 2015, the Company executed a convertible promissory note with a related party for $4,000.  The unsecured note bears interest at 10% per annum and is due on May 22, 2017.  This note is convertible at $0.005 per share and can be converted on or before the maturity date of May 22, 2017.  During July 2017, the partied agreed to extend the maturity date to July 31, 2018.

As of September 30, 2017, the balance of accrued interest was $1,193.  The interest expense for the three months ended September 30, 2017 was $1,541 including amortization of debt discount of $1,158.

NOTE 6 - CONVERTIBLE DEBT

Convertible debt short term

On April 25, 2016, the Company executed a convertible promissory note with an entity for $5,000.  The unsecured note bears interest at 10% per annum and is due on April 25, 2017.  This note is convertible at $0.005 per share and can be converted on or before the maturity date of April 25, 2017.  During July 2017, the partied agreed to extend the maturity date to July 31, 2018.

On July 15, 2016, the Company executed a convertible promissory note with an entity for $5,000.  The unsecured note bears interest at 10% per annum and is due on July 15, 2017.  This note is convertible at $0.005 per share and can be converted on or before the maturity date of July 15, 2017.  During July 2017, the partied agreed to extend the maturity date to July 31, 2018.

On August 18, 2016, the Company executed a convertible promissory note with an entity for $5,000.  The unsecured note bears interest at 10% per annum and is due on August 18, 2017.  This note is convertible at $0.005 per share and can be converted on or before the maturity date of September 27, 2018.

As of September 30, 2017, the balance of accrued interest was $1,903.  The interest expense for the three months ended September 30, 2017 was $1,216.

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

Preferred stock

During the three months ended September 30, 2017, there have been no other issuances of preferred stock.

Common stock

During the three months ended September 30, 2017, there have been no other issuances of common stock.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 - WARRANTS AND OPTIONS

As of September 30, 2017, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 9 - RELATED PARTY TRANSACTIONS

On July 11, 2015, the Company executed a consulting agreement for a period of three years with a former officer and director and current shareholder at a rate of $3,000 per month. During the three months ended September 30, 2017, the Company had professional fees - related party totaling $0. As of September 30, 2017, the accounts payable - related party balance was $54,000. On July 1, 2017, the parties mutually agreed to terminate the agreement.

On July 1, 2017, the Company executed a consulting agreement with a company owned and controlled with a former officer and director and current shareholder at a rate of $3,000 per month.  The Company or entity may terminate with 30 days written notice.  During the three months ended September 30, 2017, the Company had professional fees - related party totaling $9,000.  As of September 30, 2017, the accounts payable - related party balance was $0.

NOTE 10 - SUBSEQUENT EVENTS

On October 11, 2017, the Company executed a demand promissory note for $15,000 with a flat interest of $2,250 on or before 45 days from the note issuing date or on the date two business days after receipt of demand for payment.

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

We have signed services contract with multiple travel agents to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. Through September 30, 2017, we have generated nominal revenue from our agreement with our clients. We earned $17,094 and $5,539 in revenues for the three months ended September 30, 2017 and 2016, respectively. We are also hopeful that we will engage in other contracts for the services outlined below.

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

Results of operations for the three months ended September 30, 2017 and 2016

We have earned revenues of $17,094 for the three months ended September 30, 2017, as compared with $5,539 for the same period ended 2016.

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

Operating expenses were $28,083 for the three months ended September 30, 2017, as compared with $14,770 for the same period ended 2016. Our operating expenses for the three months ended September 30, 2017 consisted mainly of professional fees and general and administrative expenses.  Our operating expenses for the three months ended September 30, 2016 mainly consisted of professional fees and related party professional fees.

We anticipate our operating expenses will increase as we undertake our plan of operations, including increased costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC compliance as our business grows more complex and more expensive to maintain.

We incurred other expenses of $2,757 for the three months ended September 30, 2017, as compared with other expenses of $7,598 for the same period ended 2016. Our other expenses for three months ended September 30, 2017 and for the same period ended 2016 consisted of interest expense and related party interest expense.  We expect that our other expenses will increase in 2017-2018 as a result of our outstanding debt, and any additional debt we take on in our financing efforts.

We recorded a net loss of $13,746 for the three months ended September 30, 2017, as compared with a net loss of $16,829 for the same period ended 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had current assets of $271,986, consisting of cash, accounts receivable and prepaid expenses. Our total current liabilities as of September 30, 2017 were $358,549.  As a result, we had working capital deficit of $86,563 as of September 30, 2017.

Operating activities provided $58,156 in cash for the three months ended September 30, 2017, as compared with cash used of $6,630 for the same period ended 2016. Our positive operating cash flow in 2017 was mainly the result of an increase in customer deposits of $207,696 offset by increase in accounts receivable of $137,451.

Investing activities used $1,176 in cash for the three months ended September 30, 2017, as compared with $0 for the same period ended 2016.  Our negative investing cash flow for the three months ended September 30, 2017 was a result of the purchase of fixed assets.

Financing activities provided $0 in cash for the three months ended September 30, 2017, as compared with $10,000 for the same period ended 2016.

Because of our limited operating history, it is difficult to predict our capital needs on a monthly, quarterly or annual basis. We will have no capital available to us if we are unable to raise money from this offering or find alternate forms of financing, which we do not have in place at this time.

During the current reporting period, we have been able to extend the maturity date on several promissory notes in the aggregate principal amount of $20,000 through July 31, 2018 with some concessions, as previously reported.

On October 11, 2017, we executed a demand promissory note for $15,000 with a flat interest of $2,250 on or before 45 days from the note issuing date or on the date two business days after receipt of demand for payment.

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

Off Balance Sheet Arrangements

As of September 30, 2017, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, we are a start-up and, accordingly, have generated slight revenues from operations. Since our inception, we have been engaged substantially in financing activities and developing our business plan and incurring startup costs and expenses. As a result, we incurred accumulated net losses from Inception (May 11, 2015) through the period ended September 30, 2017 of ($160,296). In addition, our development activities since inception have been financially sustained through debt and equity financing.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

See risk factors included in our Annual Report on Form 10-K for 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interlink Plus, Inc.

Date:	November 14, 2017

By:	/s/ Duan Fu Duan Fu
Title:	Chief Executive Officer and Director