Form 10-Q
period 2017-12-31
Interlink Plus, Inc.
filed 2018-02-20
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

702-824-7047

(Registrant’s telephone number)

_______________________________________________________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,373,008 common shares as of February 20, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2017 (unaudited) and June 30, 2017;
F-2	Statement of Operations for the three and six months ended December 31, 2017 and 2016 (unaudited);
F-3	Statement of Cash Flows for the six months ended December 31, 2017 and 2016 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

INTERLINK PLUS, INC.

BALANCE SHEETS

(unaudited)

	December 31,	June 30,
	2017	2017

ASSETS

Current assets:
Cash	$25,618	$12,201
Accounts receivable	3,463	11,121
Prepaid expenses	181,857	58,693
Total current assets	210,938	82,015

Other assets:
Fixed assets, net	1,078	-
Website, net	1,618	2,201
Total other assets	2,696	2,201

Total assets	$213,634	$84,216

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$9,074	$15,891
Accounts payable - related party	45,312	57,000
Customer deposits	210,893	60,559
Notes payable	15,000	-
Notes payable - related party	-	6,000
Accrued interest payable	4,535	1,521
Accrued interest payable - related party	1,687	1,759
Convertible debt, net	15,000	14,167
Convertible debt - related party, net	6,658	4,000
Total current liabilities	308,159	160,897

Total liabilities	308,159	160,897

Stockholders' equity (deficit):
Series A Convertible Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 2,700,000 and 2,700,000 shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively	270	270
Common stock, $0.0001 par value, 475,000,000 shares authorized, 67,373,008 and 67,373,008 shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively	6,737	6,737
Additional paid-in capital	70,179	62,862
Retained deficit	(171,711)	(146,550)
Total stockholders' equity (deficit)	(94,525)	(76,681)

Total liabilities and stockholders' equity (deficit)	$213,634	$84,216

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the	For the	For the	For the
	three months	three months	six months	six months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016

Revenue	$34,718	$3,998	$51,812	$9,537

Costs and expenses:
Cost of goods sold	-	-	-	109
General and administrative	5,654	1,014	11,862	1,287
Depreciation and amortization	389	125	681	250
Professional fees	26,463	8,697	39,046	13,960
Professional fees - related party	9,000	9,000	18,000	18,000

Total costs and expenses	41,506	18,836	69,589	33,606

Operating loss	(6,788)	(14,838)	(17,777)	(24,069)

Other income (expenses):
Interest expense	(2,632)	(4,239)	(3,848)	(11,569)
Interest expense - related party	(1,995)	(267)	(3,536)	(535)

Total other expenses	(4,627)	(4,506)	(7,384)	(12,104)

Net loss	$(11,415)	$(19,344)	$(25,161)	$(36,173)

Net loss per common share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss per common share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	67,373,008	63,242,573	67,373,008	59,827,755

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the	For the
	six months	six months
	ended	ended
	December 31,	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,161)	$(36,173)
Adjustments to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization	681	250
Amortization of debt discount	4,441	10,774
Changes in operating assets and liabilities:
(Increase) in accounts receivable	7,658	(1,589)
(Increase) decrease in prepaid expenses	(123,164)	(375)
(Decrease) in accounts payable	(6,817)	187
Increase (decrease) in accounts payable - related party	(11,688)	18,000
Increase in accrued interest payable - related party	(72)	535
Increase (decrease) in accrued interest payable	3,014	796
Increase in customer deposits	150,334	8,757

Net cash used in operating activities	(774)	1,162

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase fixed assets	(1,176)	-

Net cash used in operating activities	(1,176)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	15,000	-
Proceeds from convertible debt	-	10,000
Donated capital	367	-

Net cash provided by financing activities	15,367	10,000

NET CHANGE IN CASH	13,417	11,162

CASH AT BEGINNING OF PERIOD	12,201	1,909

CASH AT END OF PERIOD	$25,618	$13,071

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Amortization of debt discount	$4,441	$7,024

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

Fixed assets

The Company records all property and equipment at cost less accumulated depreciation.  Improvements are capitalized while repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful life of the assets or the lease term, whichever is shorter. Leasehold improvements include the cost of the Company’s internal development and construction department. Depreciation periods are as follows:

Computer equipment:  3 years

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the six months ended December 31, 2017.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through February 2018 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company had a retained deficit as of December 31, 2017 of ($171,711). In addition, the Company’s activities since inception have been financially sustained through debt and equity financing.

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

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - PREPAID EXPENSES

As of December 31, 2017, the Company had prepaid transfer agent expenses totaling $750.  The prepaid professional fees will be expensed on a straight-line basis over the remaining life of the service period.  During the nine months ended December 31, 2017 the Company incurred an additional $750 of prepaid transfer agent fees and amortized transfer agent expenses of $375.

Additionally, the Company had prepaid expense related to deposits at hotels totaling $181,107.  The prepaid expenses will be reclassified against revenue when our clients complete their stay at the hotel.

NOTE 4 - FIXED ASSETS

The following is a summary of fixed asset costs:

December 31,
2017
Fixed asset	$1,176
Less: accumulated amortization	(98)
Fixed asset, net	$1,078

Depreciation expense for the six months ended December 31, 2017 was $98.

NOTE 5 - WEBSITE

The following is a summary of website costs:

December 31,
2017
Website	$3,500
Less: accumulated amortization	(1,882)
Website, net	$1,618

Amortization expense for the six months ended December 31, 2017 was $583.

NOTE 6 - NOTES PAYABLE

On October 11, 2017, the Company executed a promissory note with an entity for $15,000.  The unsecured note has a flat interest payment of $2,250 and is due in forty-five days of issuing the note or two business days after demand for payment.  As of December 31, 2017, the principal balance is $15,000 and accrued interest is $2,250.

NOTE 7 - NOTES PAYABLE AND CONVERTIBLE DEBT - RELATED PARTY

Short term

On December 23, 2015, the Company executed a promissory note with a related party for $5,000.  The unsecured note bears interest at 10% per annum and is due upon demand.  During July 2017, the terms of the loan were negotiated.  The interest rate is 20% per annum starting August 1, 2017 and is convertible at a fixed conversion rate equal to $0.005 per share.  The loan has a prepayment penalty.  On December 22, 2017, the note was sold to an unrelated third party.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 - NOTES PAYABLE AND CONVERTIBLE DEBT - RELATED PARTY (CONTINUED)

Short term (continued)

On February 26, 2016, the Company executed a promissory note with a related party for $1,000.  The unsecured note bears interest at 10% per annum and is due upon demand.  During July 2017, the terms of the loan were negotiated.  The interest rate is 20% per annum starting August 1, 2017 and is convertible at a fixed conversion rate equal to $0.005 per share.  The loan is due on July 31, 2018.  The loan has a prepayment penalty.  On December 22, 2017, the note was sold to an unrelated third party.

Convertible debt short term

On May 22, 2015, the Company executed a convertible promissory note with a related party for $4,000.  The unsecured note bears interest at 10% per annum and is due on May 22, 2017. This note is convertible at $0.005 per share and can be converted on or before the maturity date of May 22, 2017. During July 2017, the partied agreed to extend the maturity date to July 31, 2018. On December 22, 2017, the note was sold to an unrelated third party.

As of December 31, 2017, the balance of accrued interest was $1,687. The interest expense for the six months ended September 30, 2017 was $3,536 including amortization of debt discount of $2,683.

NOTE 8 - CONVERTIBLE DEBT

Convertible debt short term

On April 25, 2016, the Company executed a convertible promissory note with an entity for $5,000. The unsecured note bears interest at 10% per annum and is due on April 25, 2017. This note is convertible at $0.005 per share and can be converted on or before the maturity date of April 25, 2017. During July 2017, the partied agreed to extend the maturity date to July 31, 2018. On December 22, 2017, the note was sold to an unrelated third party.

On July 15, 2016, the Company executed a convertible promissory note with an entity for $5,000. The unsecured note bears interest at 10% per annum and is due on July 15, 2017.  This note is convertible at $0.005 per share and can be converted on or before the maturity date of July 15, 2017.  During July 2017, the partied agreed to extend the maturity date to July 31, 2018. On December 22, 2017, the note was sold to an unrelated third party.

On August 18, 2016, the Company executed a convertible promissory note with an entity for $5,000. The unsecured note bears interest at 10% per annum and is due on August 18, 2017.  This note is convertible at $0.005 per share and can be converted on or before the maturity date of September 27, 2018.  On December 22, 2017, the note was sold to an unrelated third party.

As of December 31, 2017, the balance of accrued interest was $2,285. The interest expense for the six months ended December 31, 2017 was $3,848 including amortization of debt discount of $833.

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 475,000,000 shares of its $0.0001 par value common stock and 25,000,000 shares of its $0.0001 par value preferred stock.  The Series A convertible preferred stock have a liquidation preference of $0.10 per share, have super voting rights of 100 votes per share, and each share of Series A may be converted into 100 shares of common stock.

Preferred stock

During the six months ended December 31, 2017, there have been no other issuances of preferred stock.

Common stock

During the six months ended December 31, 2017, there have been no other issuances of common stock.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common stock

During the six months ended December 31, 2017, the Company recorded $6,950 to additional paid in capital for beneficial conversion feature on the convertible debt and $367 in donated capital.

NOTE 10 - WARRANTS AND OPTIONS

As of December 31, 2017, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 11 - RELATED PARTY TRANSACTIONS

On July 11, 2015, the Company executed a consulting agreement for a period of three years with a former officer and director and current shareholder at a rate of $3,000 per month.  During the six months ended December 31, 2017, the Company had professional fees - related party totaling $0 and expenses totaling $0.  During the six months ended December 31, 2017, the Company recorded a reduction of $11,188 related to repayment of personal charges on the credit card.  As of December 31, 2017, the accounts payable - related party balance was $30,312.  On July 1, 2017, the parties mutually agreed to terminate the agreement.

On July 1, 2017, the Company executed a consulting agreement Company owned and controlled with a former officer and director and current shareholder at a rate of $3,000 per month.  The Company or entity may terminate with 30 days written notice.  During the six months ended December 31, 2017, the Company had professional fees - related party totaling $18,000.  As of December 31, 2017, the accounts payable - related party balance was $15,000.

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

We have signed services contract with multiple travel agents to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. Through December 31, 2017, we have generated some revenue from our agreement with our clients. We earned $34,718 and $3,998 in revenues for the three months ended December 31, 2017 and 2016, respectively. We are also hopeful that we will engage in other contracts for the services outlined below.

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

Since our inception, we have been attempting to raise money to implement our business plan, but have not been able to secure the funds necessary to do so. The lack of funds have prevented us from growing the business as we had hoped. As we have been unable to raise the capital necessary to develop and market our services, we have recently been engaged in a search for other business opportunities which may benefit our shareholders and allow us to raise capital and operate. Recent negotiations with what we believe is a more viable business opportunity leads us to believe that we will be revising our business plan and focus over the next quarter. If this opportunity does not develop, however, we will continue to both seek new opportunities and look for capital to further our existing business plan.

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

Results of operations for the three and six months ended December 31, 2017 and 2016

We have earned revenues of $34,718 for the three months ended December 31, 2017, as compared with $3,998 for the same period ended 2016. We have earned revenues of $51,812 for the six months ended December 31, 2017, as compared with $9,537 for the same period ended 2016.

We expect to continue to achieve steadily increasing revenues within the coming months. However, as we are a start-up, we have limited operating history to rely upon and we cannot guarantee that our business plan will be successful.  To date, we only have 7 travel agencies as our main clients that we contracted to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. Our management is actively working to secure additional contracts to grow the business. We are also looking at other business opportunities that would better serve our shareholders.

Operating expenses were $41,506 for the three months ended December 31, 2017, as compared with $18,836 for the same period ended 2016. Operating expenses were $69,589 for the six months ended December 31, 2017, as compared with $33,606 for the same period ended 2016. Our operating expenses for the six months ended December 31, 2017 consisted mainly of professional fees and related party professional fees. Our operating expenses for all periods mainly consisted of professional fees and related party professional fees.

We anticipate our operating expenses will increase as we undertake our plan of operations, including increased costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC compliance as our business grows more complex and more expensive to maintain.

We incurred other expenses of $4,627 for the three months ended December 31, 2017, as compared with other expenses of $4,506 for the same period ended 2016. We incurred other expenses of $7,384 for the six months ended December 31, 2017, as compared with other expenses of $12,104 for the same period ended 2016. Our other expenses for all periods consisted of interest expense and related party interest expense.  We expect that our other expenses will increase in 2018 as a result of our outstanding debt, and any additional debt we take on in our financing efforts.

We recorded a net loss of $11,415 for the three months ended December 31, 2017, as compared with a net loss of $19,344 for the same period ended 2016. We recorded a net loss of $25,161 for the six months ended December 31, 2017, as compared with a net loss of $36,173 for the same period ended 2016.

Liquidity and Capital Resources

As of December 31, 2017, we had current assets of $210,938, consisting of cash, accounts receivable and prepaid expenses. Our total current liabilities as of December 31, 2017 were $308,159.  As a result, we had working capital deficit of $97,221 as of December 31, 2017.

Operating activities used $774 in cash for the six months ended December 31, 2017, as compared with cash provided of $1,162 for the same period ended 2016. Our negative operating cash flow in 2017 was mainly the result of an increase in prepaid expenses of $123,164 and our net loss of $25,161, offset by increase in customer deposits of $150,334.

Investing activities used $1,176 in cash for the six months ended December 31, 2017, as compared with $0 for the same period ended 2016. Our negative investing cash flow for the six months ended December 31, 2017 was a result of the purchase of fixed assets.

Financing activities provided $15,367 in cash for the six months ended December 31, 2017, as compared with $10,000 for the same period ended 2016.

Because of our limited operating history, it is difficult to predict our capital needs on a monthly, quarterly or annual basis. We will have no capital available to us if we are unable to raise money from this offering or find alternate forms of financing, which we do not have in place at this time.

During the current reporting period, we have been able to extend the maturity date on several promissory notes in the aggregate principal amount of $24,000 through July 31, 2018 with some concessions, as previously reported.

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

Off Balance Sheet Arrangements

As of December 31, 2017, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, we are a start-up and, accordingly, have generated slight revenues from operations. Since our inception, we have been engaged substantially in financing activities and developing our business plan and incurring startup costs and expenses. As a result, we incurred accumulated net losses from Inception (May 11, 2015) through the period ended December 31, 2017 of ($171,711). In addition, our development activities since inception have been financially sustained through debt and equity financing.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interlink Plus, Inc.

Date:	February 20, 2018

By:	/s/ Duan Fu Duan Fu
Title:	Chief Executive Officer and Director