Form 10-Q/A
period 2017-12-31
Interlink Plus, Inc.
filed 2018-02-23
CIK 1643988

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

Explanatory Note

The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2017, filed with the Securities and Exchange Commission on February 20, 2018 (the “Form 10-Q”), is solely to include the disclosure concerning the Company’s non-shell status, which was inadvertently left out of the Form 10-Q .

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

* Included with the original Form 10Q for the quarter December 31, 2017, filed on February 14, 2018.

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interlink Plus, Inc.

Date:	February 23, 2018

By:	/s/ Duan Fu Duan Fu
Title:	Chief Executive Officer and Director