Form 10-Q
period 2018-03-31
Interlink Plus, Inc.
filed 2018-05-21
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company
[X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,373,008 common shares as of May 18, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2018 (unaudited) and June 30, 2017;
F-2	Statement of Operations for the three and nine months ended March 31, 2018 and 2017 (unaudited);
F-3	Statement of Cash Flows for the nine months ended March 31, 2018 and 2017 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

INTERLINK PLUS, INC.

BALANCE SHEETS

(unaudited)

	March 31,	June 30,
	2018	2017

ASSETS

Current assets:
Cash	$30,247	$12,201
Accounts receivable	7,741	11,121
Prepaid expenses	9,290	58,693
Total current assets	47,278	82,015

Other assets:
Fixed assets, net	980	-
Website, net	1,326	2,201
Total other assets	2,306	2,201

Total assets	$49,584	$84,216

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$24,742	$15,891
Accounts payable - related party	12,729	57,000
Customer deposits	4,733	60,559
Notes payable	-	-
Notes payable - related party	-	6,000
Accrued interest payable	5,865	1,521
Accrued interest payable - related party	-	1,759
Convertible debt, net	126,077	14,167
Convertible debt - related party, net	-	4,000
Total current liabilities	174,146	160,897

Total liabilities	174,146	160,897

Stockholders' equity (deficit):
Series A Convertible Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 2,700,000 and 2,700,000 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	270	270
Common stock, $0.0001 par value, 475,000,000 shares authorized, 67,373,008 and 67,373,008 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	6,737	6,737
Additional paid-in capital	70,179	62,862
Retained deficit	(201,748)	(146,550)
Total stockholders' equity (deficit)	(124,562)	(76,681)

Total liabilities and stockholders' equity (deficit)	$49,584	$84,216

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the	For the	For the	For the
	three months	three months	nine months	nine months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017

Revenue	$25,329	$26,950	$77,141	$36,487

Costs and expenses:
Cost of goods sold	-	5,707	-	5,816
General and administrative	3,872	926	15,734	2,213
Depreciation and amortization	390	236	1,071	486
Professional fees	37,793	5,638	76,839	19,598
Professional fees - related party	9,000	9,000	27,000	27,000

Total costs and expenses	51,055	21,507	120,644	55,113

Operating loss	(25,726)	5,443	(43,503)	(18,626)

Other income (expenses):
Interest expense	(4,334)	(4,124)	(8,182)	(15,693)
Interest expense - related party	23	(262)	(3,513)	(797)

Total other expenses	(4,311)	(4,386)	(11,695)	(16,490)

Net loss	$(30,037)	$1,057	$(55,198)	$(35,116)

Net loss per common share - basic	$(0.00)	$0.00	$(0.00)	$(0.00)

Net loss per common share - diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	67,373,008	67,373,008	67,373,008	62,306,123

Weighted average number of common shares outstanding - diluted	67,373,008	340,552,078	67,373,008	62,306,123

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the	For the
	nine months	nine months
	ended	ended
	March 31,	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,198)	$(35,116)
Adjustments to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization	1,071	486
Amortization of debt discount	5,885	14,524
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	3,380	(4,998)
(Increase) decrease in prepaid expenses	49,403	(252)
Increase (decrease) in accounts payable	8,851	(3,793)
Increase (decrease) in accounts payable - related party	(44,271)	27,000
Increase in accrued interest payable - related party	-	797
Increase in accrued interest payable	3,560	1,169
Increase (decrease) in customer deposits	(55,826)	3,800

Net cash used in operating activities	(83,145)	3,617

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase fixed assets	(1,176)	(2,000)

Net cash used in operating activities	(1,176)	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	15,000	-
Repayments to notes payable	(15,000)	-
Proceeds from convertible debt	102,000	10,000
Donated capital	367	-

Net cash provided by financing activities	102,367	10,000

NET CHANGE IN CASH	18,046	11,617

CASH AT BEGINNING OF PERIOD	12,201	1,909

CASH AT END OF PERIOD	$30,247	$13,526

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Amortization of debt discount	$5,885	$14,524

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

Computer equipment - 3 years

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the nine months ended March 31, 2018.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through May 2018 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company had a retained deficit as of March 31, 2018 of ($201,748). In addition, the Company’s activities since inception have been financially sustained through debt and equity financing.

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

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - PREPAID EXPENSES

As of March 31, 2018, the Company had prepaid transfer agent expenses totaling $563.  The prepaid professional fees will be expensed on a straight-line basis over the remaining life of the service period.  During the nine months ended March 31, 2018 the Company incurred an additional $750 of prepaid transfer agent fees and amortized transfer agent expenses of $562.

Additionally, the Company had prepaid expense related to deposits at hotels totaling $8,727.  The prepaid expenses will be reclassified against revenue when our clients complete their stay at the hotel.

NOTE 4 - FIXED ASSETS

The following is a summary of fixed asset costs:

March 31,
2018
Fixed asset	$1,176
Less: accumulated amortization	(196)
Fixed asset, net	$980

Depreciation expense for the nine months ended March 31, 2018 was $196.

NOTE 5 - WEBSITE

The following is a summary of website costs:

March 31,
2018
Website	$3,500
Less: accumulated amortization	(2,174)
Website, net	$1,326

Amortization expense for the nine months ended March 31, 2018 was $875.

NOTE 6 - NOTES PAYABLE

On October 11, 2017, the Company executed a promissory note with an entity for $15,000.  The unsecured note has a flat interest payment of $2,250 and is due in forty-five days of issuing the note or two business days after demand for payment. During the nine months ended March 31, 2018, the Company repaid the entire balance of principal and accrued interest.  As of March 31, 2018, the principal balance is $0 and accrued interest is $0.

NOTE 7 - CONVERTIBLE DEBT

On December 23, 2015, the Company executed a promissory note with a related party for $5,000.  The unsecured note bears interest at 10% per annum and is due upon demand.  During July 2017, the terms of the loan were negotiated.  The interest rate is 20% per annum starting August 1, 2017 and is convertible at a fixed conversion rate equal to $0.005 per share.  The loan has a prepayment penalty.  On December 22, 2017, the note was sold to an unrelated third party.  On March 14, 2018, the note was sold to another unrelated third party.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 - CONVERTIBLE DEBT (CONTINUED)

On February 26, 2016, the Company executed a promissory note with a related party for $1,000.  The unsecured note bears interest at 10% per annum and is due upon demand.  During July 2017, the terms of the loan were negotiated.  The interest rate is 20% per annum starting August 1, 2017 and is convertible at a fixed conversion rate equal to $0.005 per share.  The loan is due on July 31, 2018.  The loan has a prepayment penalty.  On December 22, 2017, the note was sold to an unrelated third party. On March 14, 2018, the note was sold to another unrelated third party.

On May 22, 2015, the Company executed a convertible promissory note with a related party for $4,000.  The unsecured note bears interest at 10% per annum and is due on May 22, 2017.  This note is convertible at $0.005 per share and can be converted on or before the maturity date of May 22, 2017.  During July 2017, the partied agreed to extend the maturity date to July 31, 2018.  On December 22, 2017, the note was sold to an unrelated third party.  On March 14, 2018, the note was sold to another unrelated third party.

On January 26, 2018, the Company executed a convertible promissory note for $65,000.  The unsecured note bears interest at 8% per annum and is due on October 30, 2018.  This note cannot be converted for the initial 180-day period and is convertible at discount of 39% of the market price based on the previous ten days of trading.  This note has prepayment penalties.

On March 5, 2018, the Company executed a convertible promissory note for $43,000.  The unsecured note bears interest at 8% per annum and is due on December 15, 2018.  This note cannot be converted for the initial 180-day period and is convertible at discount of 39% of the market price based on the previous ten days of trading.  This note has prepayment penalties.

As of March 31, 2018, the balance of accrued interest was $2,111.  The interest expense for the nine months ended March 31, 2018 was $4,509 including amortization of debt discount of $3,208.

On April 25, 2016, the Company executed a convertible promissory note with an entity for $5,000.  The unsecured note bears interest at 10% per annum and is due on April 25, 2017.  This note is convertible at $0.005 per share and can be converted on or before the maturity date of April 25, 2017.  During July 2017, the partied agreed to extend the maturity date to July 31, 2018.  On December 22, 2017, the note was sold to an unrelated third party.  On March 14, 2018, the note was sold to another unrelated third party.

On July 15, 2016, the Company executed a convertible promissory note with an entity for $5,000.  The unsecured note bears interest at 10% per annum and is due on July 15, 2017.  This note is convertible at $0.005 per share and can be converted on or before the maturity date of July 15, 2017.  During July 2017, the partied agreed to extend the maturity date to July 31, 2018.  On December 22, 2017, the note was sold to an unrelated third party.  On March 14, 2018, the note was sold to another unrelated third party.

On August 18, 2016, the Company executed a convertible promissory note with an entity for $5,000.  The unsecured note bears interest at 10% per annum and is due on August 18, 2017.  This note is convertible at $0.005 per share and can be converted on or before the maturity date of September 27, 2018.  On December 22, 2017, the note was sold to an unrelated third party.  On March 14, 2018, the note was sold to another unrelated third party.

As of March 31, 2018, the balance of accrued interest was $5,865.  The interest expense for the nine months ended March 31, 2018 was $11,695 including amortization of debt discount of $5,885.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

Preferred stock

During the nine months ended March 31, 2018, there have been no other issuances of preferred stock.

Common stock

During the nine months ended March 31, 2018, there have been no other issuances of common stock.

During the nine months ended March 31, 2018, the Company recorded $6,950 to additional paid in capital for beneficial conversion feature on the convertible debt and $367 in donated capital.

NOTE 9 - WARRANTS AND OPTIONS

As of March 31, 2018, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 10 - RELATED PARTY TRANSACTIONS

On July 11, 2015, the Company executed a consulting agreement for a period of three years with a former officer and director and current shareholder at a rate of $3,000 per month.  During the nine months ended March 31, 2018, the Company had professional fees - related party totaling $0 and expenses totaling $0.  During the nine months ended March 31, 2018, the Company recorded a reduction of $11,188 and an increase of $1,500 related to repayment of personal charges on the credit card.  As of March 31, 2018, the accounts payable - related party balance was $3,729.  On July 1, 2017, the parties mutually agreed to terminate the agreement.

On July 1, 2017, the Company executed a consulting agreement Company owned and controlled with a former officer and director and current shareholder at a rate of $3,000 per month.  The Company or entity may terminate with 30 days written notice.  During the nine months ended March 31, 2018, the Company had professional fees - related party totaling $27,000.  As of March 31, 2018, the accounts payable - related party balance was $9,000.

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

We have signed services contract with multiple travel agents to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. Through March 31, 2018, we have generated some revenue from our agreement with our clients. We earned $25,329 and $26,950 in revenues for the three months ended March 31, 2018 and 2017, respectively. We are also hopeful that we will engage in other contracts for the services outlined below.

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

Since our inception, we have been attempting to raise money to implement our business plan, and we have raised some funds lately, mostly through the sale of convertible debt, but have not been able to secure the funds necessary to fully implement our business plan. The lack of funds have prevented us from growing the business as we had hoped. As we have been unable to raise the capital necessary to develop and market our services, we have recently been engaged in a search for other business opportunities which may benefit our shareholders and allow us to raise capital and operate. Recent negotiations with what we believe is a more viable business opportunity leads us to believe that we will be revising our business plan and focus over the next quarter. If this opportunity does not develop, however, we will continue to both seek new opportunities and look for capital to further our existing business plan.

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

Currently, we service 8 overseas and domestic travel agents. These travel agencies work with exhibition service agents in China to coordinate the travel plans of tour groups that plan on attending exhibitions in the U.S. Depending on the exhibition, these tour groups can range from 20 to over 700 people. It is vital for the travel agents and exhibition services agents to provide their clients - Chinese businesses who exhibit in the trade show, a seamless and worry-free trip.

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

Results of operations for the three and nine months ended March 31, 2018 and 2017

We have earned revenues of $25,329 for the three months ended March 31, 2018, as compared with $26,950 for the same period ended 2017. We have earned revenues of $77,141 for the nine months ended March 31, 2018, as compared with $36,487 for the same period ended 2017.

For the three months ended March 31, 2018, we booked our clients with over 2,000 hotel room nights. In comparison, we booked over 2,600 hotel room nights for the same period ended 2017.

We expect to continue to achieve steadily increasing revenues within the coming months. However, as we are a start-up, we have limited operating history to rely upon and we cannot guarantee that our business plan will be successful. To date, we have 8 travel agencies as our main clients that we contracted to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. Our management is actively working to secure additional contracts to grow the business. We are also looking at other business opportunities that would better serve our shareholders.

Operating expenses, which include cost of goods sold, were $51,055 for the three months ended March 31, 2018, as compared with $21,507 for the same period ended 2017. Operating expenses were $120,644 for the nine months ended March 31, 2018, as compared with $55,113 for the same period ended 2017. Our operating expenses for the three and nine months ended March 31, 2018 mainly consisted of professional fees and related party professional fees. Our operating expenses for the same periods ended 2017 mainly consisted of professional fees, related party professional fees and cost of services.

We expect our operating expenses to increase as a result of increased operating activity to implement our business plan and the added expenses associated with reporting with the Securities and Exchange Commission.

We incurred interest expense of $4,311 and $11,695 for the three and nine months ended March 31, 2018, respectively, compared with interest expense of $4,386 and $16,490 for the same periods ended 2017, respectively, in connection with outstanding promissory notes.

We recorded a net loss of $30,037 for the three months ended March 31, 2018, as compared with net income of $1,057 for the same period ended 2017. We recorded a net loss of $55,198 for the nine months ended March 31, 2018, as compared with $35,116 for the same period ended 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had current assets of $47,278. Our total current liabilities as of March 31, 2018 were $174,146.  As a result, we had working capital deficit of $126,868 as of March 31, 2018.

Operating activities used $83,145 in cash for the nine months ended March 31, 2018, as compared with cash provided of $3,617 for the same period ended 2017. Our negative operating cash flow for the nine months ended March 31, 2018 was mainly the result if an decrease in customer deposits, our net loss for the period, and an increase in related party accounts payable.

Investing activities used $1,176 in cash for the nine months ended March 31, 2018, as compared with $2,000 for the same period ended 2017.  Our negative investing cash flow for the nine months ended March 31, 2018 was a result of the purchase of fixed assets.

Financing activities provided $102,367 in cash for the nine months ended March 31, 2018, as compared with $10,000 for the same period ended 2017. Our positive financing cash flow for the nine months ended March 31, 2018 was mainly from the result of proceeds from convertible debt.

On January 26, 2018, we executed a convertible promissory note for $65,000.  The unsecured note bears interest at 8% per annum and is due on October 30, 2018.  This note cannot be converted for the initial 180-day period and is convertible at discount of 39% of the market price based on the previous ten days of trading.  This note has prepayment penalties.

On March 5, 2018, we executed a convertible promissory note for $43,000.  The unsecured note bears interest at 8% per annum and is due on December 15, 2018.  This note cannot be converted for the initial 180-day period and is convertible at discount of 39% of the market price based on the previous ten days of trading.  This note has prepayment penalties.

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

Off Balance Sheet Arrangements

As of March 31, 2018, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, we are a start-up and, accordingly, have generated slight revenues from operations. Since our inception, we have been engaged substantially in financing activities and developing our business plan and incurring startup costs and expenses. As a result, we incurred accumulated net losses from Inception (May 11, 2015) through the period ended March 31, 2018 of ($201,748). In addition, our development activities since inception have been financially sustained through debt and equity financing.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL).

** Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interlink Plus, Inc.

Date:	May 21, 2018

By:	/s/ Duan Fu Duan Fu
Title:	Chief Executive Officer and Director