Form 10-K
period 2018-06-30
Interlink Plus, Inc.
filed 2018-09-28
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $188,055

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 67,373,008 common shares issued and outstanding as of September 24, 2018.

ii

iii

PART I

Item 1. Business

Company Overview

Our business is divided into two major segments: travel agency assistance services and convention services.

We are a start-up company that was formed on May 11, 2015. To the present, we have engaged in formation activities, raising capital, and commencing operations. We have signed services contract with multiple travel agents to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. Through June 30, 2018, we have generated revenue from our agreement with our clients. We earned $86,715 and $45,400 in revenues for the years ended June 30, 2018 and 2017, respectively. We are also hopeful that we will engage in other contracts for the services outlined below.

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

Currently, we service 8 overseas and domestic travel agencies. These travel agencies work with exhibition service agents or travel groups in China to coordinate the travel plans of tour groups that plan on attending exhibitions in the U.S.  Depending on the event, these tour groups can range from 20 to over 700 people. It is vital for the travel agents and exhibition services agents to provide their clients - Chinese businesses who exhibit in the trade show, a seamless and worry-free trip.

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

Management, Employees and Consulting

We currently do not compensate our officer and director, Duan Fu. We plan to compensate him when we have enough money to do so. His main function is to oversee the entire plan of the company and engage in the day to day operations. His expertise is in design and business management. We expect that he will be instrumental in our marketing and advertising efforts. He will purchase keywords on Google AdWords to drive traffic to our website, and also purchase email lists and send bulk email to small and medium sized businesses to generate interest. We do not anticipate that we will enter into an employment agreement with Mr. Duan or compensate him with significant cash in the twelve months. We plan to provide him around $2,000 in cash monthly if and when it is available. As of June 30, 2018, we have not compensated Mr. Fu, since we want to utilize our capital on business operations and growth.

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

We have a consulting agreement with Desert Skyline Resources, LLC (“Desert Skyline”).  On July 15, 2017, we entered into an agreement with Desert Skyline to assist with business connections, marketing and business development.  All amounts owed have been paid.

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

Website Development

We developed our website where we provide detailed information regarding our client services and the ability for clients to provide feedback on the types of services they needs from us. We will continue to refine the site, as funds are available, to provide more features and tools as our business operations dictate.

Equipment and Software

In order to provide computers and software for our employees, we expect to spend around $50,000 in the next twelve months.

Legal and Accounting

Our primary priority will be to retain our reporting status with the SEC, which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. We estimate that these expenses will be $30,000 in the next twelve months.

Offices

Currently, we have a mailbox address, but no office space. Our officer and consultants operate virtually. If the business grows and we successfully raise money, we plan to secure office space to conduct our operations. We estimate that we will need approximately 800 square feet of space and we estimate that it will cost us $1,000 - $1,500 per month in rent.

We will also have general and administrative expenses, including phone, utilities, insurance, business licenses and incidental expenses. These are estimated at approximately $5,000 for the next twelve months.

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

Our auditors, in their opinion provided for our fiscal year end June 30, 2018 audited financial statements and notes thereto, have stated that currently we do not have sufficient cash nor do we have a significant source of revenues to cover our operational costs and allow us to continue as a going concern. We seek to raise operating capital to implement our business plan in an offering of our common stock.  Our plan specifies a minimum amount of $250,000 in additional operating capital to operate for the next twelve months. However, there can be no assurance that the Company will be successful in raising this capital in a secondary offering of securities.

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

As of the date of this filing, Duan Fu owns 53,000,000 shares of Interlink Plus common stock representing 78.66% of Interlink Plus. Additionally, Duan Fu owns 1,700,000 shares of Class “A” Convertible Preferred Stock which votes 100 shares of Common Stock each which decreases Duan Fu’s control to 66.10% control over all Common Stock voting matters. As a result of Duan Fu’s equity ownership interest, voting power and the contractual rights described above, he currently is in a position to influence, subject to our organizational documents and Nevada law, the composition of Interlink’s Board of Directors and the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. In addition, this concentration of voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to Interlink, which could adversely affect the market price of Interlink’s securities.

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

Our sole officer and director does not have any prior experience managing a public company.

Our sole executive officer and director does not have any experience managing a public company. Consequently, we may not be able to run our public company successfully. Our executive’s officer’s and director’s lack of experience of managing a public company could cause you to lose some or all of your investment.

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

Fiscal Year Ending June 30, 2017

Quarter Ended	High $	Low $
June 30, 2017	0.04	0.01
March 31, 2017	0.24	0.01
December 31, 2016	0.30	0.13
September 30, 2016	n/a	n/a

Fiscal Year Ending June 30, 2018

Quarter Ended	High $	Low $
June 30, 2018	0.028	Low $
March 31, 2018	0.18	0.01
December 31, 2017	0.13	0.017
September 30, 2017	0.022	0.008

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

Holders of Our Common Stock

As of September 24 2018, we had 67,373,008 shares of our common stock issued and outstanding, held by 35 shareholders of record, with others holding shares in street name.

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

None.

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

Results of operations for the years ended June 30, 2018 and 2017

We generated $86,715 in revenues during the year ended June 30, 2018, as compared with $45,400 in revenues for the same period ended June 30, 2017. We expect to continue to achieve steadily increasing revenues within the coming months. However, as we are a start-up, we have limited operating history to rely upon and we cannot guarantee that our business plan will be successful.  To date, we only have 7 travel agencies as our main clients that we contracted to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. Our management is actively working to secure additional contracts to grow the business.

We incurred costs and operating expenses in the amount of $147,068 for the year ended June 30, 2018, compared with operating expenses and costs of $74,505 for the year ended June 30, 2017. Our costs and operating expenses for the year ended June 30, 2018 mainly consisted of professional fees and related party professional fees.  Our operating expenses for the year ended June 30, 2017 mainly consisted of professional fees and related party professional fees.

We anticipate our operating expenses will increase as we undertake our plan of operations, including increased costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC compliance as our business grows more complex and more expensive to maintain.

We incurred other expenses of $52,823 for the year ended June 30, 2018, as compared with other expenses of $20,036 for the year ended June 30, 2017. Our other expenses for the year ended June 30, 2018 consisted of interest expense and loss on the settlement of debt. Our other expenses for the year ended June 30, 2017 consisted of interest expense and related party interest expense.

On June 15, 2018, we were able to obtain a demand note with an outside investor for $150,000, the proceeds of which were used to prepay two convertible promissory notes in the aggregate payoff amount of $142,117 as well as paying off an outstanding convertible promissory note in the principal amount of $7,000. As a result of this transaction, we were able to eliminate all of our outstanding convertible debt, except for 4 notes with an aggregate principal amount of approximately $19,000. However, given our cash needs, we may have to take on more convertible debt if more favorable financing is unavailable. If that is the case, we may have interest expense similar to or more than what we had experienced in 2018.

We incurred a net loss in the amount of $113,176 for the year ended June 30, 2018, as compared with a net loss in the amount of $49,141 for the year ended June 30, 2017. Our losses for each period are attributable to operating expenses together with a lack of significant revenues.

Liquidity and Capital Resources

As of June 30, 2018, we had $25,564 in current assets consisting of cash, accounts receivable, prepaid expenses and related party prepaid expenses. Our total current liabilities as of June 30, 2018 were $210,188. As a result, we have a working capital deficit of $184,624 as of June 30, 2018.

Operating activities used $136,947 in cash for the year ended June 30, 2018, as compared with $2,792 in cash provided for the year ended June 30, 2017. Our negative operating cash flow in 2018 was mainly the result of our net loss of $113,176, a decrease in customer deposits of $57,239 and a decrease in accounts payable related party, offset by a decrease in prepaid expenses of $51,241. We primarily relied on cash from loans to fund our operations during the period ended June 30, 2018.

Investing activities used $1,176 in cash for the year ended June 30, 2018, as compared with $2,000 for the year ended June 30, 2017. Our negative operating cash flow was from website costs.

Financing activities provided $137,417 in cash for the year ended June 30, 2018, as compared with $9,500 for the year ended June 30, 2017. Our positive operating cash flow in 2016 was mainly proceeds from related party notes payable and convertible debentures.

On June 15, 2018, we were able to obtain a demand note with an outside investor for $150,000, the proceeds of which were used to prepay two convertible promissory notes in the aggregate payoff amount of $142,117 as well as paying off an outstanding convertible promissory note in the principal amount of $7,000. As a result of this transaction, we were able to eliminate all of our outstanding convertible debt, except for 4 notes which have an aggregate principal amount of approximately $19,000. However, given our cash needs, we may have to take on more convertible debt if more favorable financing is unavailable.

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

Off Balance Sheet Arrangements

As of June 30, 2018, there were no off balance sheet arrangements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

F-1	Report of Independent Registered Public Accounting Firm

F-2	Balance Sheets as of June 30, 2018 and 2017;

F-3	Statements of Operations for the years ended June 30, 2018 and 2017;

F-4	Statements of Stockholders’ Deficit for the years ended June 30, 2018 and 2017;

F-5	Statements of Cash Flows for the years ended June 30, 2018 and 2017;

F-6	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Interlink Plus, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Interlink Plus, Inc. (the “Company”) as of June 30, 2018 and June 30, 2017 and the related statements of operations, stockholders’ (deficit), and cash flows for each of the years in the two-year period ended June 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and June 30, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital at June 30, 2018, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

We have served as the Company’s auditor since 2015

Las Vegas, Nevada

September 28, 2018

INTERLINK PLUS, INC.

BALANCE SHEETS

(audited)

	June 30,	June 30,
	2018	2017

ASSETS

Current assets:
Cash	$11,494	$12,201
Accounts receivable	3,118	11,121
Prepaid expenses	7,452	58,693
Prepaid expenses - related party	3,500	-
Total current assets	25,564	82,015

Other assets:
Fixed assets, net	882	-
Website, net	1,201	2,201
Total other assets	2,083	2,201

Total assets	$27,647	$84,216

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$18,186	$15,891
Accounts payable - related party	14,729	57,000
Customer deposits	3,320	60,559
Notes payable	150,000	-
Notes payable - related party	-	6,000
Accrued interest payable	4,953	1,521
Accrued interest payable - related party	-	1,759
Convertible debt, net	19,000	14,167
Convertible debt - related party, net	-	4,000
Total current liabilities	210,188	160,897

Total liabilities	210,188	160,897

Stockholders' equity (deficit):
Series A Convertible Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 2,700,000 and 2,700,000 shares issued and outstanding as of June 30, 2018 and June 30, 2017, respectively	270	270
Common stock, $0.0001 par value, 475,000,000 shares authorized, 67,373,008 and 67,373,008 shares issued and outstanding as of June 30, 2018 and June 30, 2017, respectively	6,737	6,737
Additional paid-in capital	70,179	62,862
Retained deficit	(259,726)	(146,550)
Total stockholders' equity (deficit)	(182,540)	(76,681)

Total liabilities and stockholders' equity (deficit)	$27,648	$84,216

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENTS OF OPERATIONS

(audited)

	For the	For the
	year	year
	ended	ended
	June 30,	June 30,
	2018	2017

Revenue	$86,715	$45,400

Costs and expenses:
Cost of goods sold	-	5,816
General and administrative	24,841	5,556
Depreciation and amortization	1,294	778
Professional fees	84,933	26,355
Professional fees - related party	36,000	36,000

Total costs and expenses	147,068	74,505

Operating loss	(60,353)	(29,105)

Other income (expenses):
Interest expense	(22,622)	(18,976)
Interest expense - related party	-	(1,060)
Loss of settlement of debt	(30,201)	-

Total other expenses	(52,823)	(20,036)

Net loss	$(113,176)	$(49,141)

Net loss per common share - basic	$(0.00)	$(0.00)

Net loss per common share - diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	67,373,008	63,569,374

Weighted average number of common shares outstanding - diluted	67,373,008	63,569,374

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(audited)

							Total
					Additional		Stockholders'
	Preferred Shares		Common Shares		Paid-In	Retained	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, June 30, 2016	2,800,000	$ 280	56,111,200	$ 5,611	$ 47,669	$ (97,409)	$ (43,849)

July 15, 2016
Beneficial conversion feature for convertible debt	-	-	-	-	5,000	-	5,000

August 18, 2016
Beneficial conversion feature for convertible debt	-	-	-	-	5,000	-	5,000

September 9, 2016
Issuance of common stock for conversion of debt	-	-	1,261,808	126	6,183	-	6,309

November 8, 2016
Issuance of common stock for conversion of preferred stock	(100,000)	(10)	10,000,000	1,000	(990)	-	-

Net loss	-	-	-	-	-	(49,141)	(49,141)

Balance, June 30, 2017	2,700,000	$ 270	67,373,008	$ 6,737	$ 62,862	$ (146,550)	$ (76,681)

July 31, 2017
Beneficial conversion feature for convertible debt	-	-	-	-	6,950	-	6,950

December 31, 2017
Donated capital	-	-	-	-	367	-	367

Net loss	-	-	-	-	-	(113,176)	(113,176)

Balance, June 30, 2018	2,700,000	$ 270	67,373,008	$ 6,737	$ 70,179	$ (259,726)	$ (182,540)

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENTS OF CASH FLOWS

(audited)

	For the	For the
	year	year
	ended	ended
	June 30,	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(113,176)	$(49,141)
Adjustments to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization	1,294	778
Amortization of debt discount	13,758	17,358
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	8,003	(10,777)
(Increase) decrease in prepaid expenses	51,241	(58,318)
(Increase) decrease in prepaid expenses - related party	(3,500)	-
Increase (decrease) in accounts payable	2,295	9,832
Increase (decrease) in accounts payable - related party	(42,271)	30,000
Increase in accrued interest payable - related party	3,486	1,548
Increase (decrease) in accrued interest payable	(838)	953
Increase (decrease) in customer deposits	(57,239)	60,559

Net cash used in operating activities	(136,947)	2,792

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase fixed assets	(1,176)	(2,000)

Net cash used in operating activities	(1,176)	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	165,000	-
Repayments to notes payable - related party	(15,000)	(500)
Proceeds from convertible debt	102,000	10,000
Repayments to convertible debt	(114,950)	-
Donated capital	367	-

Net cash provided by financing activities	137,417	9,500

NET CHANGE IN CASH	(706)	10,292

CASH AT BEGINNING OF PERIOD	12,201	1,909

CASH AT END OF PERIOD	$11,495	$12,201

SUPPLEMENTAL INFORMATION:
Interest paid	$4,300	$107
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Amortization of debt discount	$13,758	$17,358

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

Computer equipment 3 years

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the years ended June 30, 2018 and 2017.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018 and 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Stock-based compensation

The Company accounts for stock-based compensation based on the fair value of all option grants or stock issuances made to employees or directors on or after its implementation date (the beginning of fiscal 2006), as well as a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date, to be recognized as an expense, as codified in ASC 718. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model. These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method. Compensation expense is recognized only for those awards that are expected to vest, and as such, amounts have been reduced by estimated forfeitures. The Company has historically issued stock options and vested and non-vested stock grants to employees and outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period. The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of June 30, 2018 and 2017, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of June 30, 2018 and 2017, no income tax expense has been incurred.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through September 2018 and believes that none of them will have a material effect on the company’s financial statements.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in its early stages and, accordingly, has generated slight revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (May 11, 2015) through the period ended June 30, 2018 of ($259,069). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 - PREPAID EXPENSES

As of June 30, 2018, the Company had prepaid transfer agent expenses totaling $375 and prepaid consulting fees of $3,500 to a related party.  The prepaid professional fees will be expensed on a straight-line basis over the remaining life of the service period.  During the year ended June 30, 2018, the Company incurred an additional $750 of prepaid transfer agent fees and amortized transfer agent expenses of $750.

Additionally, the Company had prepaid expense related to deposits at hotels totaling $7,077.  The prepaid expenses will be reclassified against revenue when our clients complete their stay at the hotel.

NOTE 4 - FIXED ASSETS

The following is a summary of fixed asset costs:

	June 30,	June 30,
	2018	2017
Fixed asset	$1,176	$--
Less: accumulated amortization	(294)	--
Fixed asset, net	$882	$--

Depreciation expense for the years ended June 30, 2018 and 2017, was $294 and $0, respectively.

NOTE 5 - WEBSITE

The following is a summary of website costs:

	June 30, 2018	June 30, 2017

Website	$3,500	$1,500
Less: Accumulated amortization	(2,299)	(1,229)
Website, net	$1,201	$2,201

Amortization expense for the years ended June 30, 2018 and 2017 was $1,000 and $778, respectively.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 6 - NOTES PAYABLE

On October 11, 2017, the Company executed a promissory note with an entity for $15,000. The unsecured note has a flat interest payment of $2,250 and is due in forty-five days of issuing the note or two business days after demand for payment. During the year ended June 30, 2018, the Company repaid the entire balance of principal and accrued interest.  As of June 30, 2018, the principal balance is $0 and accrued interest is $0.

On June 15, 2018, the Company executed a promissory note with an entity for $150,000.  The unsecured note bears interest at 10% per annum and is due in two business days after demand for payment. As of June 30, 2018, the principal balance is $150,000 and accrued interest is $658.

NOTE 7 -CONVERTIBLE DEBT

On December 23, 2015, the Company executed a promissory note with a related party for $5,000. The unsecured note bears interest at 10% per annum and is due upon demand. During July 2017, the terms of the loan were negotiated. The interest rate is 20% per annum starting August 1, 2017 and is convertible at a fixed conversion rate equal to $0.005 per share. The loan has a prepayment penalty. On December 22, 2017, the note was sold to an unrelated third party. On March 14, 2018, the note was sold to another unrelated third party. During the year ended June 30, 2018, this loan was paid in full and settled.

On February 26, 2016, the Company executed a promissory note with a related party for $1,000. The unsecured note bears interest at 10% per annum and is due upon demand.  During July 2017, the terms of the loan were negotiated. The interest rate is 20% per annum starting August 1, 2017 and is convertible at a fixed conversion rate equal to $0.005 per share. The loan is due on July 31, 2018. The loan has a prepayment penalty. On December 22, 2017, the note was sold to an unrelated third party. On March 14, 2018, the note was sold to another unrelated third party. During the year ended June 30, 2018, this loan was paid in full and settled.

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

On January 26, 2018, the Company executed a convertible promissory note for $65,000.  The unsecured note bears interest at 8% per annum and is due on October 30, 2018.  This note cannot be converted for the initial 180-day period and is convertible at discount of 39% of the market price based on the previous ten days of trading.  This note has prepayment penalties.  During the year ended June 30, 2018, this loan was paid in full and settled.

On March 5, 2018, the Company executed a convertible promissory note for $43,000.  The unsecured note bears interest at 8% per annum and is due on December 15, 2018.  This note cannot be converted for the initial 180-day period and is convertible at discount of 39% of the market price based on the previous ten days of trading.  This note has prepayment penalties.  During the year ended June 30, 2018, this loan was paid in full and settled.

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

(AUDITED)

NOTE 7 -CONVERTIBLE DEBT (CONTINUED)

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

As of June 30, 2018, the balance of accrued interest was $4,295. The interest expense for the year ended June 30, 2018 was $22,622 including amortization of debt discount of $13,758.

NOTE 8 - STOCKHOLDERS’ EQUITY

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

During the year ended June 30, 2018, the Company recorded $6,950 to additional paid in capital for beneficial conversion feature on the convertible debt and $367 in donated capital.

Preferred stock

During November 2016, the Company issued 10,000,000 shares of common stock as part of a conversion of 100,000 shares of preferred stock.

NOTE 9 - WARRANTS AND OPTIONS

As of June 30, 2018 and 2017, there were no warrants or options outstanding to acquire any additional shares of common stock.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 10 - INCOME TAXES

At June 30, 2018 and 2017, the Company had a federal operating loss carryforward of approximately $260,000 and $147,000 which begins to expire in 2035.

Components of net deferred tax assets, including a valuation allowance, are as follows at June 30, 2018 and 2017:

	2018	2017
Deferred tax assets:
Net operating loss carryforward	$52,000	$51,000
Total deferred tax assets	52,000	51,000
Less: Valuation allowance	(52,000)	(51,000)
Net deferred tax assets	$--	$--

The valuation allowance for deferred tax assets as of June 30, 2018 and 2017 was $52,000 and $51,000, respectively, which will begin to expire in 2035.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2018 and 2017 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at June 30, 2018 and 2017:

	2018	2017
Federal statutory rate	(20.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	20.0%	35.0%
Effective tax rate	0.0%	0.0%

NOTE 11 - RELATED PARTY TRANSACTIONS

On July 11, 2015, the Company executed a consulting agreement for a period of three years with a former officer and director and current shareholder at a rate of $3,000 per month. During the years ended June 30, 2018 and 2017, the Company had professional fees - related party totaling $0 and $36,000, respectively. As of June 30, 2018 and 2017, the accounts payable - related party balance was $14,729 and $57,000, respectively. On July 1, 2017, the parties mutually agreed to terminate the agreement.

On July 1, 2017, the Company executed a consulting agreement Company owned and controlled with a former officer and director and current shareholder at a rate of $3,000 per month. The Company or entity may terminate with 30 days written notice. During the year ended June 30, 2018, the Company had professional fees - related party totaling $36,000. As of June 30, 2018, there was prepaid expense - related party of $3,500 and accounts payable - related party balance was $0.

NOTE 12 - SUBSEQUENT EVENTS

On September 24, 2018, the Company and one of its noteholders agreed to extend the maturity date of all of the loans to September 30, 2019.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year June 30, 2018.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

On September 24, 2018, we and Blue Sea Assets LLC entered into a Loan Extension Agreement. The agreement extends the maturity date until September 30, 2019 on four convertible promissory notes with the aggregate principal amount of $19,000.

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

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended June 30, 2018, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended June 30, 2018:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Duan Fu CEO, CFO & Director	0	0	0
Zixiao Chen 10% shareholder	0	0	0

Code of Ethics

We do not have a code of ethics at the present time, but we intend to adopt one as soon as we add more executive staff and we have resources available.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended June 30, 2018 and 2017.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Duan Fu CEO, CFO and Director	2018 2017	- -	- -	- -	- -	- -	- -	- -	- -

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 24, 2018 certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

	Common Stock		Series A Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned(1)	Percent of Class(2)	Number of Shares Owned(1)	Percent of Class(2)
Duan Fu(3)	223,000,000	66%	1,000,000	63%
All Directors and Executive Officers as a Group (1 person)	223,000,000	66%	1,000,000	63%
5% Holders
Zixiao Chen 4952 South Rainbow Blvd, Suite 326 Las Vegas, NV 89118(4)	109,000,000	32%	1,000,000	37%

* Less than 1%

(1)

Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)

Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 67,373,008 shares of common stock and 2,700,000 shares of Series A Convertible Preferred Stock issued and outstanding as of September 24, 2018.

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

Item 14. Principal Accounting Fees and Services

Below is the table of audit fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2017	$ 11,000	$ 0	$ 0	$ 0
2018	$ 14,523	$ 0	$ 0	$ 0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)

Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (previously filed July 31, 2015 with Form S-1 Registration Statement)
3.2	Amendment to the Articles of Incorporation (previously filed July 31, 2015 with Form S-1 Registration Statement)
3.3	Bylaws (previously filed July 31, 2015 with Form S-1 Registration Statement)
10.1	Professional Services Contract dated May 12, 2015 (previously filed July 31, 2015 with Form S-1 Registration Statement)
10.2	Convertible Promissory Note, dated May 22, 2015 (previously filed July 31, 2015 with Form S-1 Registration Statement)
10.3	Consulting Agreement dated July 11, 2015 (previously filed July 31, 2015 with Form S-1 Registration Statement)
10.4	Convertible Promissory Note, dated March 8, 2016 (previously filed October 13, 2016 with Form 10-K)
10.5	Convertible Promissory Note, dated April 25, 2016 (previously filed October 13, 2016 with Form 10-K)
10.6	Convertible Promissory Note, dated July 15, 2016 (previously filed October 13, 2016 with Form 10-K)
10.7	Convertible Promissory Note, dated August 18, 2016 (previously filed October 13, 2016 with Form 10-K)
10.8	Consulting Agreement, dated July 1, 2017 (previously filed October 13, 2017 with Form 10-K)
10.9	Consulting Agreement, dated July 15, 2017 (previously filed October 13, 2017 with Form 10-K)
10.10	Demand Promissory Note, dated October 11, 2017 (previously filed October 13, 2017 with Form 10-K)
10.11	Convertible Promissory Note, dated January 26, 2018 (previously filed February 1, 2018 with Form 8-K)
10.12	Securities Purchase Agreement, dated January 26, 2018 (previously filed February 1, 2018 with Form 8-K)
10.13	Convertible Promissory Note, dated March 5, 2018 (previously filed March 15, 2018 with Form 8-K)
10.14	Securities Purchase Agreement, dated March 5, 2018 (previously filed March 15, 2018 with Form 8-K)
10.15	Demand Note, dated June 15, 2018 (previously filed June 20, 2018 with Form 8-K)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interlink Plus Inc.

By:	/s/ Duan Fu
Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

September 28, 2018

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Duan Fu
Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

September 28, 2018