Form 10-Q
period 2018-09-30
Interlink Plus, Inc.
filed 2018-11-13
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,373,008 common shares as of November 9, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2018 (unaudited) and June 30, 2018;
F-2	Statement of Operations for the three months ended September 30, 2018 and 2017 (unaudited);
F-3	Statement of Cash Flows for the three months ended September 30, 2018 and 2017 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

INTERLINK PLUS, INC.

BALANCE SHEETS

(unaudited)

	September 30,	June 30,
	2018	2018

ASSETS

Current assets:
Cash	$23,393	$11,494
Accounts receivable	2,694	3,118
Prepaid expenses	24,212	7,452
Prepaid expenses - related party	-	3,500
Total current assets	50,299	25,564

Other assets:
Fixed assets, net	784	882
Website, net	868	1,201
Total other assets	1,652	2,083

Total assets	$51,951	$27,647

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$8,147	$18,186
Accounts payable - related party	30,570	14,729
Customer deposits	40,937	3,320
Notes payable	150,000	150,000
Notes payable - related party	-	-
Accrued interest payable	9,259	4,953
Accrued interest payable - related party	-	-
Convertible debt, net	19,000	19,000
Convertible debt - related party, net	-	-
Total current liabilities	257,913	210,188

Total liabilities	257,913	210,188

Stockholders' equity (deficit):
Series A Convertible Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 2,700,000 and 2,700,000 shares issued and outstanding as of September 30, 2018 and June 30, 2018, respectively	270	270
Common stock, $0.0001 par value, 475,000,000 shares authorized, 67,373,008 and 67,373,008 shares issued and outstanding as of September 30, 2018 and June 30, 2018, respectively	6,737	6,737
Additional paid-in capital	70,179	70,179
Retained deficit	(283,148)	(259,727)
Total stockholders' equity (deficit)	(205,962)	(182,541)

Total liabilities and stockholders' equity (deficit)	$51,951	$27,647

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the	For the
	three months	three months
	ended	ended
	September 30,	September 30,
	2018	2017

Revenue	$10,576	$17,094

Costs and expenses:
General and administrative	2,449	6,208
Depreciation and amortization	431	292
Professional fees	17,811	12,583
Professional fees - related party	9,000	9,000

Total costs and expenses	29,691	28,083

Operating loss	(19,115)	(10,989)

Other income (expenses):
Interest expense	(4,306)	(1,216)
Interest expense - related party	-	(1,541)
Loss of settlement of debt	-	-

Total other expenses	(4,306)	(2,757)

Net loss	$(23,421)	$(13,746)

Net loss per common share - basic	$(0.00)	$(0.00)

Net loss per common share - diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	67,373,008	67,373,008

Weighted average number of common shares outstanding - diluted	67,373,008	67,373,008

See accompanying notes to financial statements.

INTERLINK PLUS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the	For the
	three months	three months
	ended	ended
	September 30,	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,421)	$(13,746)
Adjustments to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization	431	291
Amortization of debt discount	-	2,941
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	424	(137,451)
(Increase) decrease in prepaid expenses	(16,760)	4,460
(Increase) decrease in prepaid expenses - related party	3,500	-
Increase (decrease) in accounts payable	(10,039)	(2,851)
Increase (decrease) in accounts payable - related party	15,841	(3,000)
Increase (decrease) in accrued interest payable	4,306	(566)
Increase in accrued interest payable - related party	-	382
Increase (decrease) in customer deposits	37,617	207,696

Net cash used in operating activities	11,899	58,156

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase fixed assets	-	(1,176)

Net cash used in operating activities	-	(1,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

NET CHANGE IN CASH	11,899	56,980

CASH AT BEGINNING OF PERIOD	11,494	12,201

CASH AT END OF PERIOD	$23,393	$69,181

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Amortization of debt discount	$-	$2,941

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended June 30, 2018 and notes thereto included in the Company’s annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Organization

The Company was incorporated on May 11, 2015 (Date of Inception) under the laws of the State of Nevada, as Interlink Plus, Inc.

Nature of operations

The Company provides services for oversea travel agents on hotel price quotation and negotiation, contract reviewing, detailed guests’ arrangements, hotel check-in assistance, as well as tradeshow services to domestic and international businesses. Additionally, the Company offers marketing materials and other products for the tradeshows.

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the three months ended September 30, 2018.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through November 2018 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company had a retained deficit as of September 30, 2018 of ($283,148). In addition, the Company’s activities since inception have been financially sustained through debt and equity financing.

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

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 3 - PREPAID EXPENSES

As of September 30, 2018, the Company had prepaid transfer agent expenses totaling $938. The prepaid professional fees will be expensed on a straight-line basis over the remaining life of the service period. During the three months ended September 30, 2018 the Company incurred an additional $750 of prepaid transfer agent fees and amortized transfer agent expenses of $188.

Additionally, the Company had prepaid expense related to deposits at hotels totaling $23,275. The prepaid expenses will be reclassified against revenue when our clients complete their stay at the hotel.

NOTE 4 - FIXED ASSETS

The following is a summary of fixed asset costs:

September 30,
2018
Fixed asset	$1,176
Less: accumulated amortization	(392)
Fixed asset, net	$784

Depreciation expense for the three months ended September 30, 2018 was $98.

NOTE 5 - WEBSITE

The following is a summary of website costs:

September 30,
2018
Website	$3,500
Less: accumulated amortization	(2,632)
Website, net	$868

Amortization expense for the three months ended September 30, 2018 was $167.

NOTE 6 - NOTES PAYABLE

On June 15, 2018, the Company executed a promissory note with an entity for $150,000. The unsecured note bears interest at 10% per annum and is due in two business days after demand for payment. As of September 30, 2018, the principal balance is $150,000 and accrued interest is $4,479. The interest expense for the three months ended September 30, 2018 was $3,822.

NOTE 7 - CONVERTIBLE DEBT

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

As of September 30, 2018, the balance of accrued interest was $4,779. The interest expense for the three months ended September 30, 2018 was $382.

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

Preferred stock

During the three months ended September 30, 2018, there have been no other issuances of preferred stock.

Common stock

During the three months ended September 30, 2018, there have been no other issuances of common stock.

NOTE 9 - WARRANTS AND OPTIONS

As of September 30, 2018, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 10 - RELATED PARTY TRANSACTIONS

On July 1, 2017, the Company executed a consulting agreement with an entity owned and controlled by a former officer and director and current shareholder at a rate of $3,000 per month. The Company or entity may terminate with 30 days written notice. During the three months ended September 30, 2018, the Company had professional fees - related party totaling $9,000. As of September 30, 2018, there was prepaid expense - related party of $0 and accounts payable - related party balance was $5,500.

As of September 30, 2018, the Company owed a former officer and director and current shareholder a total of $25,070.

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

We have signed services contract with multiple travel agents to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. Through September 30, 2018, we have generated some revenue from our agreement with our clients. We earned $10,576 and $17,094 in revenues for the three months ended September 30, 2018 and 2017, respectively. We are also hopeful that we will engage in other contracts for the services outlined below.

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

Results of operations for the three months ended September 30, 2018 and 2017

We have earned revenues of $10,576 for the three months ended September 30, 2018, as compared with $17,094 for the same period ended 2017.

Without additional financing to expand our operations, we will likely achieve similar or decreasing revenue results in future quarters. To date, we have eight travel agencies as our main clients that we contracted to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. Our management is actively working to secure additional contracts to grow the business. We are also looking at other business opportunities that would better serve our shareholders.

Operating expenses, which include cost of goods sold, were $29,691 for the three months ended September 30, 2018, as compared with $28,083 for the same period ended 2017. Our operating expenses for the three months ended September 30, 2018 and 2017 mainly consisted of professional fees and related party professional fees.

We expect our operating expenses to increase as a result of increased operating activity to implement our business plan and the added expenses associated with reporting with the Securities and Exchange Commission.

We incurred interest expense of $4,306 for the three months ended September 30, 2018, compared with interest expense of $1,216 and interest expense - related party of $1,541 for the same period ended 2017, in connection with outstanding promissory notes.

We recorded a net loss of $23,421 for the three months ended September 30, 2018, as compared with a net loss of $13,746 for the same period ended 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had current assets of $50,299. Our total current liabilities as of September 30, 2018 were $257,913.  As a result, we had working capital deficit of $207,614 as of September 30, 2018.

Operating activities provided $11,899 in cash for the three months ended September 30, 2018, as compared with cash provided of $58,156 for the same period ended 2017. Our positive operating cash flow for the three months ended September 30, 2018 was mainly the result if an increase in customer deposits and related party accounts payable, offset mainly by our net loss for the period, and an increase in prepaid expenses.

Investing activities used $0 in cash for the nine months ended September 30, 2018, as compared with $1,176 for the same period ended 2017. Our negative investing cash flow for the three months ended September 30, 2017 was a result of the purchase of fixed assets.

We have no cash used or provided in financing activities for either the three months ended September 30, 2018 or 2017.

On June 15, 2018, we executed a promissory note with a third party entity for $150,000. The unsecured note bears interest at 10% per annum and is due in two business days after demand for payment. As of September 30, 2018, the principal balance is $150,000 and accrued interest is $4,479. The interest expense for the three months ended September 30, 2018 was $3,822.

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

Off Balance Sheet Arrangements

As of September 30, 2018, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, we are a start-up and, accordingly, have generated slight revenues from operations. Since our inception, we have been engaged substantially in financing activities and developing our business plan and incurring startup costs and expenses. As a result, we incurred accumulated net losses from Inception (May 11, 2015) through the period ended September 30, 2018 of ($283,148). In addition, our development activities since inception have been financially sustained through debt and equity financing.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

See risk factors included in our Annual Report on Form 10-K for 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL).

*Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interlink Plus, Inc.

Date:	November 13, 2018

By:	/s/ Duan Fu Duan Fu
Title:	Chief Executive Officer and Director