Form 10-Q/A
period 2018-12-31
Interlink Plus, Inc.
filed 2019-03-08
CIK 1643988

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,373,008 common shares as of February 18, 2019

EXPLANATORY NOTE

Interlink Plus, Inc. is filing this Amendment No. 1 (this "Amendment") to its Quarterly Report on Form 10-Q for the quarter ended December 30, 2018 (the "Original Form 10-Q"), which was filed with the Securities and Exchange Commission (the "SEC") on February 19, 2019, and which reported on the three and six months ended December 31, 2018 and 2017, to revise and reflect the accurate maturity dates for certain convertible notes that were incorrectly stated in the Original Form 10-Q.

Except as described above, no other changes have been made to the Original Form 10-Q. This Amendment does not reflect events occurring after the date of the Original Form 10-Q or modifies or updates any of the other information contained in the Original Form 10-Q in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and our other filings with the SEC.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Amendment, the certifications pursuant to the Sarbanes-Oxley Act of 2002, as exhibits to the Original Form 10-Q have been re-executed and re-filed as of the date of this Amendment and are included as exhibits hereto.

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

NOTE 7 - CONVERTIBLE DEBT

On May 22, 2015, the Company executed a convertible promissory note with a related party for $4,000. The unsecured note bears interest at 10% per annum and is due on May 22, 2017. This note is convertible at $0.005 per share and can be converted on or before the maturity date of May 22, 2017. During July 2017, the partied agreed to extend the maturity date to July 31, 2018. On December 22, 2017, the note was sold to an unrelated third party. On March 14, 2018, the note was sold to another unrelated third party. On September 24, 2018, the maturity date was extended to September 30, 2019.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 - CONVERTIBLE DEBT (CONTINUED)

On April 25, 2016, the Company executed a convertible promissory note with an entity for $5,000. The unsecured note bears interest at 10% per annum and is due on April 25, 2017. This note is convertible at $0.005 per share and can be converted on or before the maturity date of April 25, 2017. During July 2017, the partied agreed to extend the maturity date to July 31, 2018. On December 22, 2017, the note was sold to an unrelated third party. On March 14, 2018, the note was sold to another unrelated third party. On September 24, 2018, the maturity date was extended to September 30, 2019.

On July 15, 2016, the Company executed a convertible promissory note with an entity for $5,000. The unsecured note bears interest at 10% per annum and is due on July 15, 2017. This note is convertible at $0.005 per share and can be converted on or before the maturity date of July 15, 2017. During July 2017, the partied agreed to extend the maturity date to July 31, 2018. On December 22, 2017, the note was sold to an unrelated third party. On March 14, 2018, the note was sold to another unrelated third party. On September 24, 2018, the maturity date was extended to September 30, 2019.

On August 18, 2016, the Company executed a convertible promissory note with an entity for $5,000. The unsecured note bears interest at 10% per annum and is due on August 18, 2017. This note is convertible at $0.005 per share and can be converted on or before the maturity date of September 27, 2018. On December 22, 2017, the note was sold to an unrelated third party. On March 14, 2018, the note was sold to another unrelated third party. On September 24, 2018, the maturity date was extended to September 30, 2019.

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

Interlink Plus, Inc.

Date:	March 8, 2019

By:	/s/ Duan Fu Duan Fu
Title:	Chief Executive Officer and Director