Form 10-Q
period 2019-03-31
Interlink Plus, Inc.
filed 2019-05-20
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

_________________________________

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

[ ] Yes [X] No

Securities registered pursuant to Section 12(b) of the Act: None.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,753,397 common shares as of May 17, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2019 (unaudited) and June 30, 2018;
F-2	Statement of Operations for the three and nine months ended March 31, 2019 and 2018 (unaudited);
F-3	Statement of Stockholders’ Equity for the nine months ended March 31, 2019 (unaudited);
F-4	Statement of Stockholders’ Equity for the nine months ended March 31, 2018 (unaudited);
F-5	Statement of Cash Flows for the nine months ended March 31, 2019 and 2018 (unaudited); and
F-6	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2019 are not necessarily indicative of the results that can be expected for the full year.

INTERLINK PLUS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2019	June 30, 2018
	(unaudited)
ASSETS

Current assets:
Cash	$5,370	$11,494
Accounts receivable	3,558	3,118
Prepaid expenses	5,011	7,452
Prepaid expenses - related party	-	3,500
Total current assets	13,939	25,564

Other assets:
Fixed assets, net	588	882
Website, net	535	1,201
Total other assets	1,123	2,083

Total assets	$15,062	$27,647

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$4,431	$18,186
Accounts payable - related party	37,056	14,729
Customer deposits	8,437	3,320
Notes payable	150,000	150,000
Accrued interest payable	17,778	4,953
Convertible debt, net	19,000	19,000
Total current liabilities	236,702	210,188

Total liabilities	236,702	210,188

Stockholders' deficit:
Series A Convertible Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 2,700,000 and 2,700,000 shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively	270	270
Common stock, $0.0001 par value, 475,000,000 shares authorized, 67,373,008 and 67,373,008 shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively	6,737	6,737
Additional paid-in capital	70,179	70,179
Accumulated deficit	(298,826)	(259,727)
Total stockholders' deficit	(221,640)	(182,541)

Total liabilities and stockholders' deficit	$15,062	$27,647

See accompanying condensed notes to financial statements.

INTERLINK PLUS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2019	For the three months ended March 31, 2018	For the nine months ended March 31, 2019	For the nine months ended March 31, 2018

Revenue	$(892)	$25,329	$39,790	$77,141

Costs and expenses:
General and administrative	676	3,872	4,601	15,734
Depreciation and amortization	265	390	961	1,071
Professional fees	6,678	37,793	33,501	76,839
Professional fees - related party	9,000	9,000	27,000	27,000

Total costs and expenses	16,619	51,055	66,063	120,644

Operating loss	(17,511)	(25,726)	(26,273)	(43,503)

Other expenses:
Interest expense	(4,214)	(4,334)	(12,826)	(8,182)
Interest expense - related party	-	23	-	(3,513)

Total other expenses	(4,214)	(4,311)	(12,826)	(11,695)

Net loss before income taxes	(21,725)	(30,037)	(39,099)	(55,198)

Income tax expense	-	-	-	-

Net loss	$(21,725)	$(30,037)	$(39,099)	$(55,198)

Net loss per common share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss per common share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	67,373,008	67,373,008	67,373,008	67,373,008

Weighted average number of common shares outstanding - diluted	67,373,008	67,373,008	67,373,008	67,373,008

See accompanying condensed notes to financial statements.

INTERLINK PLUS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

For the nine months ended March 31, 2019

(unaudited)

					Additional		Total
	Preferred Shares		Common Shares		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2018	2,700,000	$270	67,373,008	$6,737	$70,179	$(259,727)	$(182,541)

Net loss	-	-	-	-	-	(23,421)	(23,421)

Balance, September 30, 2018	2,700,000	$270	67,373,008	$6,737	$70,179	$(283,148)	$(205,962)

Net income	-	-	-	-	-	6,047	6,047

Balance, December 31, 2018	2,700,000	$270	67,373,008	$6,737	$70,179	$(277,101)	$(199,915)

Net loss	-	-	-	-	-	(21,725)	(21,725)

Balance, March 31, 2019	2,700,000	$270	67,373,008	$6,737	$70,179	$(298,826)	$(221,640)

See accompanying condensed notes to financial statements.

INTERLINK PLUS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

For the nine months ended March 31, 2018

(unaudited)

					Additional		Total
	Preferred Shares		Common Shares		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2017	2,700,000	$270	67,373,008	$6,737	$62,862	$(146,550)	$(76,681)

July 31, 2017 Beneficial conversion feature for convertible debt	-	-	-	-	6,950	-	6,950

Net loss	-	-	-	-	-	(13,746)	(13,746)

Balance, September 30, 2017	2,700,000	$270	67,373,008	$6,737	$69,812	$(160,296)	$(83,477)

December 31, 2017 Donated capital	-	-	-	-	367	-	367

Net loss	-	-	-	-	-	(11,415)	(11,415)

Balance, December 31, 2017	2,700,000	$270	67,373,008	$6,737	$70,179	$(171,711)	$(94,525)

Net loss	-	-	-	-	-	(30,037)	(30,037)

Balance, March 31, 2018	2,700,000	$270	67,373,008	$6,737	$70,179	$(201,748)	$(124,562)

See accompanying condensed notes to financial statements.

INTERLINK PLUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended March 31, 2019	For the nine months ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,099)	$(55,198)
Adjustments to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization	961	1,071
Amortization of debt discount	-	5,885
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(440)	3,380
(Increase) decrease in prepaid expenses	2,441	49,403
(Increase) decrease in prepaid expenses - related party	3,500	8,851
Increase (decrease) in accounts payable	(13,755)	(44,271)
Increase (decrease) in accounts payable - related party	22,327	-
Increase (decrease) in accrued interest payable	12,825	3,560
Increase (decrease) in customer deposits	5,116	(55,826)

Net cash used in operating activities	(6,124)	(83,145)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase fixed assets	-	(1,176)

Net cash used in operating activities	-	(1,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	15,000
Repayments to notes payable	-	(15,000)
Proceeds from convertible debt	-	102,000
Donated capital	-	367

Net cash provided by financing activities	-	102,367

NET CHANGE IN CASH	(6,124)	18,046

CASH AT BEGINNING OF PERIOD	11,494	12,201

CASH AT END OF PERIOD	$5,370	$30,247

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Amortization of debt discount	$-	$5,885

See accompanying condensed notes to financial statements.

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

Organization

The Company was incorporated on May 11, 2015 under the laws of the State of Nevada, as Interlink Plus, Inc.

Nature of operations

The Company provides services for overseas travel agents on hotel price quotation and negotiation, contract reviewing, detailed guests’ arrangements, hotel check-in assistance, as well as tradeshow services to domestic and international businesses. Additionally, the Company offers marketing materials and other products for the tradeshows.

Year end

The Company’s year-end is June 30.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. As of March 31, 2019, the Company had no cash equivalents.

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

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes. The Company commenced amortization upon completion and release of the Company’s fully operational website.

Revenue recognition

The Company recognizes revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which requires that five steps to evaluate revenue recognition: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

Revenue recognition occurs as the services are rendered to customers and upon completion of the hotel stay, when control transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. We only record revenue when collectability is reasonably assured.

The Company provides travelers access to book hotel room reservations through our contracts with lodging suppliers, which provide the Company with rates and availability information for rooms but for which we have no control over the rooms and do not bear inventory risk. The customers pay the Company for merchant hotel transactions prior to departing on their trip, generally when they book the reservation. The payment is recorded in customer deposits until the stayed night occurs, at which point the Company recognize the revenue, net of amounts paid to suppliers, as this is when our performance obligation is satisfied.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. As of March 31, 2019 and 2018, 274,927,462 and 274,563,239 dilutive shares were excluded from the calculation of diluted loss per common share.

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

Recent pronouncements

ASU 2016-02 - In February 2016, the FASB issued ASU No. 2016-02, "Leases", ("ASC 842") which amended the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASC 842 is effective for public companies during interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, which permits entities to record the right-of-use asset and lease liability on the date of adoption, with no requirement to recast comparative periods.

We adopted ASC 842 effective January 1, 2019 using the optional transition method of recognizing a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019. Therefore, comparative financial information was not adjusted and continues to be reported under the prior lease accounting guidance in ASC 840. We elected the transition relief package of practical expedients, and as a result, we did not assess 1) whether existing or expired contracts contain embedded leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less, as well as the land easement practical expedient for maintaining our current accounting policy for existing or expired land easements. No material impact to the condensed financial statements as we do not have and leases greater than one year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company had an accumulated deficit as of March 31, 2019 of $298,826. In addition, the Company’s activities since inception have been financially sustained through debt and equity financing.  The Company plans to raise capital through debt and equity financing and to continue to generate additional revenue to continue operations.

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

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - PREPAID EXPENSES

As of March 31, 2019, the Company had prepaid transfer agent expenses totaling $563.  The prepaid professional fees will be expensed on a straight-line basis over the remaining life of the service period.  During the nine months ended March 31, 2019 the Company incurred an additional $750 of prepaid transfer agent fees and amortized transfer agent expenses of $1,125.

Additionally, the Company had prepaid expense related to deposits at hotels totaling $4,448.  The prepaid expenses will be reclassified against revenue when our clients complete their stay at the hotel.

NOTE 4 - FIXED ASSETS

The following is a summary of fixed asset costs:

March 31, 2019
Fixed asset	$1,176
Less: accumulated amortization	(588)
Fixed asset, net	$588

Depreciation expense for the nine months ended March 31, 2019 was $294.

NOTE 5 - WEBSITE

The following is a summary of website costs:

March 31, 2019
Website	$3,500
Less: accumulated amortization	(2,965)
Website, net	$535

Amortization expense for the nine months ended March 31, 2019 was $667.

NOTE 6 - NOTES PAYABLE

On June 15, 2018, the Company executed a promissory note with an entity for $150,000. The unsecured note bears interest at 10% per annum and is due in two business days after demand for payment. As of March 31, 2019, the principal balance is $150,000 and accrued interest is $12,041. The interest expense for the nine months ended March 31, 2019 was $11,384.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 - CONVERTIBLE DEBT

On May 22, 2015, the Company executed a convertible promissory note with a related party for $4,000. The unsecured note bears interest at 10% per annum and is due on May 22, 2017. This note is convertible at $0.005 per share and can be converted on or before the maturity date of May 22, 2017. During July 2017, the party agreed to extend the maturity date to July 31, 2018. On December 22, 2017, the note was sold to an unrelated third party. On March 14, 2018, the note was sold to another unrelated third party.

On April 25, 2016, the Company executed a convertible promissory note with an entity for $5,000. The unsecured note bears interest at 10% per annum and is due on April 25, 2017. This note is convertible at $0.005 per share and can be converted on or before the maturity date of April 25, 2017. During July 2017, the party agreed to extend the maturity date to July 31, 2018.  On December 22, 2017, the note was sold to an unrelated third party.  On March 14, 2018, the note was sold to another unrelated third party.

On July 15, 2016, the Company executed a convertible promissory note with an entity for $5,000.  The unsecured note bears interest at 10% per annum and is due on July 15, 2017. This note is convertible at $0.005 per share and can be converted on or before the maturity date of July 15, 2017. During July 2017, the party agreed to extend the maturity date to July 31, 2018. On December 22, 2017, the note was sold to an unrelated third party. On March 14, 2018, the note was sold to another unrelated third party.

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

As of March 31, 2019, all of the convertible debt is in default and the Company is renegotiating to extend the maturity date of the convertible promissory notes.

As of March 31, 2019, the balance of accrued interest was $5,737. The interest expense for the nine months ended March 31, 2019 was $1,442.

NOTE 8 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 475,000,000 shares of its $0.0001 par value common stock and 25,000,000 shares of its $0.0001 par value preferred stock.  The Series A convertible preferred stock have a liquidation preference of $0.10 per share, have super voting rights of 100 votes per share, and each share of Series A may be converted into 100 shares of common stock.

Preferred stock

During the nine months ended March 31, 2019 there have been no other issuances of preferred stock.

Common stock

During the nine months ended March 31, 2019, there have been no other issuances of common stock.

NOTE 9 - WARRANTS AND OPTIONS

As of March 31, 2019, there were no warrants or options outstanding to acquire any additional shares of common stock.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 - REVENUE

During the three months ended March 31, 2019, we recorded $4,360 of costs that were charged by a supplier, which exceeded the amount of our revenue recognized during the period. The costs are related to the hotel fees related to a customer stay in December 2018. As a result, the revenue for the three months ended March 31, 2019 was ($892). There is no material impact on the nine months ended March 31, 2019.

NOTE 11 - RELATED PARTY TRANSACTIONS

On July 1, 2017, the Company executed a consulting agreement with a company owned and controlled with a former officer and director and current shareholder at a rate of $3,000 per month. The Company or entity may terminate with 30 days written notice. During the nine months ended March 31, 2019 and 2018, the Company had professional fees - related party totaling $27,000 and $27,000, respectively. As of March 31, 2019, there was prepaid expense - related party of $0 and accounts payable - related party balance was $17,500.

As of March 31, 2019, the Company owed a former officer and director and current shareholder a total of $19,556.

NOTE 12 - SUBSEQUENT EVENTS

On April 4, 2019, a noteholder of our company elected to convert its convertible promissory notes, dated May 22, 2015 and August 14, 2016 in the principal amounts of $4,000 and $5,000, respectively, into an aggregate of 2,380,389 shares of our common stock.

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

We have signed services contracts with multiple travel agents to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. Through March 31, 2019, we have generated some revenue from our agreement with our clients. We earned ($892) and $25,329 in net revenues for the three months ended March 31, 2019 and 2018, respectively. We are also hopeful that we will engage in other contracts for the services outlined below.

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

Convention Services

Our second business division is catering to the individual exhibitors at the exhibitions. Exhibitors/ attendees often have temporary assistance needs at conventions and trade shows. We assist these clients on booth set up, tradeshow promotion material preparing, entourage interpreter and/or exhibitor booth personnel arrangements, including bilingual spokespersons, sales associates, narrators and demonstrators, hostesses/hosts, promoters and models.

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

Results of operations for the three and nine months ended March 31, 2019 and 2018

We have negative revenues of ($892) for the three months ended March 31, 2019, as compared with $25,329 for the same period ended 2018.  We have negative revenue for the three months ended March 31, 2019 due to a timing difference for hotel fees related to the quarter ended December 31, 2018.  We have earned revenues of $39,790 for the nine months ended March 31, 2019, as compared with $77,141 for the same period ended 2018.

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

Operating expenses were $16,619 for the three months ended March 31, 2019, as compared with $51,055 for the same period ended 2018. Operating expenses were $66,063 for the nine months ended March 31, 2019, as compared with $120,644 for the same period ended 2018. Our operating expenses for the three and nine months ended March 31, 2019 and 2018 mainly consisted of professional fees and related party professional fees.  The decrease was primarily from a decrease in consulting fees.

We expect our operating expenses to increase as a result of increased operating activity to implement our business plan and the added expenses associated with reporting with the Securities and Exchange Commission although we had a decrease during this period.

We incurred other expense of $4,214 for the three months ended March 31, 2019, compared with other expense of $4,311 for the same period ended March 31, 2018.  We incurred other expense of $12,826 for the nine months ended March 31, 2019, compared with other expense of $11,695 for the same period ended March 31, 2018.

Our other expenses for all periods consisted of interest expense and related party interest expense.  We expect that our other expenses will increase in 2019 as a result of our outstanding debt, and any additional debt we take on in our financing efforts.

We recorded a net loss of $21,725 for the three months ended March 31, 2019, as compared with a net loss of $30,037 for the same period ended 2018 We recorded a net loss of $39,099 for the nine months ended March 31, 2019, as compared with a net loss of $55,198 for the same period ended 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had current assets of $13,939. Our total current liabilities as of March 31, 2019 were $236,702. As a result, we had working capital deficit of $222,763 as of March 31, 2019.

Operating activities used $6,124 in cash for the nine months ended March 31, 2019, as compared with cash used of $83,145 for the same period ended 2018. Our negative operating cash flow for the nine months ended March 31, 2019 was mainly the result if an increase in customer deposits and related party accounts payable, offset mainly by our net loss for the period, and a decrease in prepaid expenses. Our negative operating cash flow for the nine months ended March 31, 2018 was mainly the result if a decrease in customer deposits, our net loss for the period, and an increase in related party accounts payable.

Investing activities used $0 in cash for the nine months ended March 31, 2019, as compared with $1,176 for the same period ended 2018.  Our negative investing cash flow for the nine months ended March 31, 2018 was a result of the purchase of fixed assets.

We had cash provided of $0 in financing activities for the nine months ended March 31, 2019, as compared with $102,367 in cash provided in financing activities for the nine months ended March 31, 2018.  Our positive financing cash flow for the nine months ended March 31, 2018 was mainly from the result of proceeds from convertible debt.

We were incorporated on May 11, 2015. Our operations, to date, have been devoted primarily to startup, development activities and contracts. Because of our limited operating history, it is difficult to predict our capital needs on a monthly, quarterly or annual basis. We will have no capital available to us if we are unable to raise money from this offering or find alternate forms of financing, which we do not have in place at this time.

There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Our plan specifies a minimum amount of $250,000 in additional operating capital to operate for the next twelve months. If we are unable to raise $250,000 from an offering, our business will be in jeopardy and we could be formed to suspend our operations or go out of business. As such, there can be no assurance that an offering will be successful. You may lose your entire investment.

Off Balance Sheet Arrangements

As of March 31, 2019, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, we are a start-up and, accordingly, have generated slight revenues from operations. Since our inception, we have been engaged substantially in financing activities and developing our business plan and incurring startup costs and expenses. As a result, we incurred accumulated net losses through the period ended March 31, 2019 of ($298,826). In addition, our development activities since inception have been financially sustained through debt and equity financing.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and debt financing and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 4, 2019, a noteholder of our company elected to convert its convertible promissory notes, dated May 22, 2015 and August 14, 2016 in the principal amounts of $4,000 and $5,000, respectively, into an aggregate of 2,380,389 shares of our common stock.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interlink Plus, Inc.

Date:	May 20, 2019

By:	/s/ Duan Fu Duan Fu
Title:	Chief Executive Officer and Director