Form 10-K
period 2019-06-30
Interlink Plus, Inc.
filed 2019-10-15
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $39,223

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 69,753,397 common shares issued and outstanding as of October 8, 2019

ii

iii

PART I

Item 1. Business

Company Overview

Our business is divided into two major segments: travel agency assistance services and convention services.

We are a start-up company that was formed on May 11, 2015. To the present, we have engaged in formation activities, raising capital, and commencing operations. We have signed services contract with multiple travel agents to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. Through June 30, 2019, we have generated revenue from our agreement with our clients. We earned $43,639 and $86,715 in revenues for the years ended June 30, 2019 and 2018, respectively. We are also hopeful that we will engage in other contracts for the services outlined below.

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

Management, Employees and Consulting

We currently do not compensate our officer and director, Duan Fu. We plan to compensate him when we have enough money to do so. His main function is to oversee the entire plan of the company and engage in the day to day operations. His expertise is in design and business management. We expect that he will be instrumental in our marketing and advertising efforts. He will purchase keywords on Google AdWords to drive traffic to our website, and also purchase email lists and send bulk email to small and medium sized businesses to generate interest in our services. We do not anticipate that we will enter into an employment agreement with Mr. Duan or compensate him with significant cash in the next twelve months. We plan to provide him around $2,000 in cash monthly if and when it is available. As of June 30, 2019, we have not compensated Mr. Fu, since we want to utilize our capital on business operations and growth.

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

We have stated that currently we do not have sufficient cash nor do we have a significant source of revenues to cover our operational costs and allow us to continue as a going concern. We seek to raise operating capital to implement our business plan in an offering of our common stock.  Our plan specifies a minimum amount of $250,000 in additional operating capital to operate for the next twelve months. However, there can be no assurance that the Company will be successful in raising this capital in a secondary offering of securities.

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

As of the date of this filing, Duan Fu owns 53,000,000 shares of Interlink Plus common stock representing 75.98% of Interlink Plus. Additionally, Duan Fu owns 1,700,000 shares of Class “A” Convertible Preferred Stock which votes 100 shares of Common Stock each which decreases Duan Fu’s control to 65.63% control over all Common Stock voting matters. As a result of Duan Fu’s equity ownership interest, voting power and the contractual rights described above, he currently is in a position to influence, subject to our organizational documents and Nevada law, the composition of Interlink’s Board of Directors and the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. In addition, this concentration of voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to Interlink, which could adversely affect the market price of Interlink’s securities.

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

Our sole executive officer and director does not have any experience managing a public company. Consequently, we may not be able to run our public company successfully. Our executive’s officer’s and director’s lack of experience of managing a public company could cause you to lose some or all of your investment.  However, we do hire consultants and an attorney to assist management.

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

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.  We adopted ASC 606 effective July 1, 2018 and ASC 842 effective January 1, 2019.

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

Fiscal Year Ending June 30, 2019

Quarter Ended	High $	Low $
June 30, 2019	0.01	0.0026
March 31, 2019	0.0065	0.0011
December 31, 2018	0.0089	0.0065
September 30, 2018	0.0090	0.0065

Fiscal Year Ending June 30, 2018

Quarter Ended	High $	Low $
June 30, 2018	0.028	0.01
March 31, 2018	0.18	0.017
December 31, 2017	0.13	0.008
September 30, 2017	0.022	0.013

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

Holders of Our Common Stock

As of October 8, 2019, we had 69,753,397 shares of our common stock issued and outstanding, held by 36 shareholders of record, with others holding shares in street name.

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

Results of operations for the years ended June 30, 2019 and 2018

We generated $43,639 in revenues during the year ended June 30, 2019, as compared with $86,715 in revenues for the same period ended June 30, 2018. We expect to continue to achieve steadily increasing revenues within the coming months. However, as we are a start-up, we have limited operating history to rely upon and we cannot guarantee that our business plan will be successful.  To date, we only have 8 travel agencies as our main clients that we contracted to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. Our management is actively working to secure additional contracts to grow the business.

We incurred costs and operating expenses in the amount of $83,811 for the year ended June 30, 2019, compared with operating expenses and costs of $147,068 for the year ended June 30, 2018. Our costs and operating expenses for the year ended June 30, 2019 mainly consisted of professional fees and related party professional fees.  Our operating expenses for the year ended June 30, 2018 mainly consisted of professional fees and related party professional fees.

We anticipate our operating expenses will increase as we undertake our plan of operations, including increased costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC compliance as our business grows more complex and more expensive to maintain.

We incurred other expenses of $16,875 for the year ended June 30, 2019, as compared with other expenses of $52,823 for the year ended June 30, 2018. Our other expenses for the year ended June 30, 2019 consisted of interest expense.  Our other expenses for the year ended June 30, 2018 consisted of interest expense and loss on the settlement of debt.

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

We incurred a net loss in the amount of $57,047 for the year ended June 30, 2019, as compared with a net loss in the amount of $113,176 for the year ended June 30, 2018. Our losses for each period are attributable to operating expenses together with a lack of significant revenues.

Liquidity and Capital Resources

As of June 30, 2019, we had $10,911 in current assets consisting of cash, accounts receivable, prepaid expenses and related party prepaid expenses. Our total current liabilities as of June 30, 2019 were $239,455. As a result, we have a working capital deficit of $228,544 as of June 30, 2019.

Operating activities used $7,063 in cash for the year ended June 30, 2019, as compared with $136,948 in cash used for the year ended June 30, 2018. Our negative operating cash flow in 2019 was mainly the result of our net loss of $57,047, a decrease in customer deposits of $3,320 and an increase in accounts payable related party, offset by a decrease in prepaid expenses of $5,702. We primarily relied on cash from loans to fund our operations during the period ended June 30, 2019.

Investing activities used $0 in cash for the year ended June 30, 2019, as compared with $1,176 for the year ended June 30, 2018.  Our negative operating cash flow was from website costs.

Financing activities provided $0 in cash for the year ended June 30, 2019, as compared with $137,417 for the year ended June 30, 2018. Our positive operating cash flow in 2019 was mainly proceeds from related party notes payable and convertible debentures.

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

Off Balance Sheet Arrangements

As of June 30, 2019, there were no off balance sheet arrangements.

Going Concern

We have negative working capital and have not yet received significant revenues from sales of services. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

F-1	Report of Independent Registered Public Accounting Firm, Prager Metis CPAs
F-2	Report of Independent Registered Public Accounting Firm, AMC Auditing
F-3	Balance Sheets as of June 30, 2019 and 2018;
F-4	Statements of Operations for the years ended June 30, 2019 and 2018;
F-5	Statements of Stockholders’ Deficit for the years ended June 30, 2019 and 2018;
F-6	Statements of Cash Flows for the years ended June 30, 2019 and 2018;
F-7	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Interlink Plus, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Interlink Plus, Inc. (the “Company”) as of June 30, 2019 and the related statements of operations, stockholders’ (deficit), and cash flows for the year ended June 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the result of its operations and its cash flow for the year ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has had limited revenue and has accumulated deficit as of June 30, 2019, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2019

Basking Ridge, New Jersey

October 15, 2019

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

Going Concern Matter

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

/s/ AMC Auditing

AMC Auditing

We have served as the Company’s auditor since 2015

Las Vegas, Nevada

September 28, 2018

INTERLINK PLUS, INC.

BALANCE SHEETS

	June 30, 2019	June 30, 2018

ASSETS

Current assets:
Cash	$4,845	$11,494
Accounts receivable	4,316	3,118
Prepaid expenses	1,750	7,452
Prepaid expenses - related party	-	3,500
Total current assets	10,911	25,564

Other assets:
Fixed assets, net	490	882
Website, net	368	1,201
Total other assets	858	2,083

Total assets	$11,769	$27,647

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$14,473	$18,186
Accounts payable - related party	46,056	14,729
Customer deposits	-	3,320
Notes payable	150,000	150,000
Accrued interest payable	18,926	4,953
Convertible debt, net	10,000	19,000
Total current liabilities	239,455	210,188

Total liabilities	239,455	210,188

Commitments and contingencies - See Note 8

Stockholders' deficit:
Series A Convertible Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 2,700,000 and 2,700,000 shares issued and outstanding as of June 30, 2019 and June 30, 2018, respectively	270	270
Common stock, $0.0001 par value, 475,000,000 shares authorized, 67,373,008 and 67,373,008 shares issued and outstanding as of June 30, 2019 and June 30, 2018, respectively	6,737	6,737
Additional paid-in capital	70,179	70,179
Stock payable	11,902	-
Accumulated deficit	(316,774)	(259,727)
Total stockholders' deficit	(227,686)	(182,541)

Total liabilities and stockholders' deficit	$11,769	$27,647

The accompanying notes are an integral part of these financial statements

INTERLINK PLUS, INC.

STATEMENTS OF OPERATIONS

	For the year ended June 30, 2019	For the year ended June 30, 2018

Revenue	$43,639	$86,715

Costs and expenses:
General and administrative	6,460	24,842
Depreciation and amortization	1,225	1,294
Professional fees	40,126	84,933
Professional fees - related party	36,000	36,000

Total costs and expenses	83,811	147,069

Operating loss	(40,172)	(60,354)

Other expenses:
Interest expense	(16,875)	(22,622)
Loss of settlement of debt	-	(30,201)

Total other expenses	(16,875)	(52,823)

Net loss before provision for income taxes	(57,047)	(113,177)

Provision for income tax	-	-

Net loss	$(57,047)	$(113,177)

Net loss per common share - basic	$(0.00)	$(0.00)

Net loss per common share - diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	67,373,008	67,373,008

Weighted average number of common shares outstanding - diluted	67,373,008	67,373,008

The accompanying notes are an integral part of these financial statements

INTERLINK PLUS, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

For the years ended June 30, 2019 and 2018

					Additional			Total
	Preferred Shares		Common Shares		Paid-In	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, June 30, 2017	2,700,000	$270	67,373,008	$6,737	$62,862	$-	$(146,550)	$(76,681)

July 31, 2017
Beneficial conversion feature for convertible debt	-	-	-	-	6,950	-	-	6,950

December 31, 2017
Donated capital	-	-	-	-	367	-	-	367

Net loss	-	-	-	-	-	-	(113,177)	(113,177)

Balance, June 30, 2018	2,700,000	$270	67,373,008	$6,737	$70,179	$-	$(259,727)	$(182,541)

April 7, 2019
Conversion of debt	-	-	-	-	-	11,902	-	11,902

Net loss	-	-	-	-	-	-	(57,047)	(57,047)

Balance, June 30, 2019	2,700,000	$270	67,373,008	$6,737	$70,179	$11,902	$(316,774)	$(227,686)

The accompanying notes are an integral part of these financial statements

INTERLINK PLUS, INC.

STATEMENTS OF CASH FLOWS

	For the year ended June 30, 2019	For the year ended June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,047)	$(113,177)
Adjustments to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization	1,225	1,294
Amortization of debt discount	-	13,758
Loss on settlement of debt	-	30,201
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,198)	8,003
(Increase) decrease in prepaid expenses	5,702	51,241
(Increase) decrease in prepaid expenses - related party	3,500	(3,500)
Increase (decrease) in accounts payable	(3,713)	2,295
Increase (decrease) in accounts payable - related party	31,327	(42,271)
Increase (decrease) in accrued interest payable	16,875	2,648
Increase (decrease) in customer deposits	(3,320)	(57,239)

Net cash used in operating activities	(6,649)	(106,747)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase fixed assets	-	(1,176)

Net cash used in operating activities	-	(1,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	165,000
Repayments to notes payable	-	(15,000)
Proceeds from convertible debt	-	102,000
Repayments to convertible debt	-	(145,151)
Donated capital	-	367

Net cash provided by financing activities	-	107,216

NET CHANGE IN CASH	(6,649)	(707)

CASH AT BEGINNING OF PERIOD	11,494	12,201

CASH AT END OF PERIOD	$4,845	$11,494

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$4,300
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued as settlement of convertible debt and accrued interest	$11,902	$118,916
Amortization of debt discount	$-	$13,758

The accompanying notes are an integral part of these financial statements

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Year end

The Company’s year end is June 30.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.  As of June 30, 2019 and 2018, the Company had no cash equivalents.

Accounts receivable

The allowance for uncollectible accounts receivables is determined principally on the basis of past collection experience as well as consideration of current economic conditions and changes in our customer collection trends.  Since the inception of the Company through today, the Company has had no material bad debt write offs and believes its current policy is reasonable.

Fixed assets

The Company records all property and equipment at cost less accumulated depreciation.  Improvements are capitalized while repairs and maintenance costs are expensed as incurred.  Depreciation is calculated using the straight-line method over the estimated useful life of the assets, whichever is shorter.  Depreciation periods are as follows:

Computer equipment	3 years

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.

Revenue recognition

The Company recognizes revenue in accordance with generally accepted accounting principles as outlined in ASC 606, Revenue From Contracts with Customers, which requires that five steps to evaluate revenue recognition: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued)

Revenue recognition occurs as the services are rendered to customers and upon completion of the hotel stay, when control transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. We only record revenue when collectability is probable.

The Company provides travelers access to book hotel room reservations through our contracts with lodging suppliers, which provide the Company with rates and availability information for rooms but for which we have no control over the rooms and do not bear inventory risk. The customers pay the Company for merchant hotel transactions prior to departing on their trip, generally when they book the reservation. The payment is recorded in customer deposits on a gross basis until the stayed night occurs, at which point the Company recognizes the revenue, net of amounts paid to suppliers, as this is when our performance obligation is satisfied.  As the Company arranges for the service to be provided by the various hotels and does not control the hotel rooms at any time, the Company recognizes the revenue on a net basis. We adopted ASC 606 effective July 1, 2018.

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the years ended June 30, 2019 and 2018.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2019 and 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

As of June 30, 2018 and 2018, there are no level 2 or level 3 inputs.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As of June 30, 2019 and 2018, 274,950,806 and 274,563,239 dilutive shares were excluded from the calculation of diluted loss per common share.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of June 30, 2019 and 2018, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of June 30, 2019 and 2018, no income tax expense has been incurred.

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

Concentration of credit risk

The Company maintains its cash accounts with banks located in Nevada. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had cash balances on deposit at June 30, 2019 and 2018 did not exceed the balance insured by the FDIC. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Asia.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

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

We early adopted ASC 842 effective January 1, 2019 using the optional transition method of recognizing a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019. Therefore, comparative financial information was not adjusted and continues to be reported under the prior lease accounting guidance in ASC 840. We elected the transition relief package of practical expedients, and as a result, we did not assess 1) whether existing or expired contracts contain embedded leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less, as well as the land easement practical expedient for maintaining our current accounting policy for existing or expired land easements.  No material impact to the condensed financial statements as we do not have any leases greater than one year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in its early stages and, accordingly, has generated slight revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company had an accumulated deficit as of June 30, 2019 of $316,774. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company plans to raise capital though debt and equity financing and to continue to generate additional revenue to continue operations.

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

NOTE 3 - PREPAID EXPENSES

As of June 30, 2019, the Company had prepaid transfer agent expenses totaling $1,750.  The prepaid professional fees will be expensed on a straight-line basis over the remaining life of the service period.

As of June 30, 2018, the Company had prepaid transfer agent expenses totaling $375 and prepaid consulting fees of $3,500 to a related party.  The prepaid professional fees will be expensed on a straight-line basis over the remaining life of the service period.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - FIXED ASSETS

The following is a summary of fixed asset costs:

	June 30, 2019	June 30, 2018
Fixed asset	$1,176	$1,176
Less: accumulated amortization	(686)	(294)
Fixed asset, net	$490	$882

Depreciation expense for the years ended June 30, 2019 and 2018, was $392 and $294, respectively.

NOTE 5 - WEBSITE

The following is a summary of website costs:

	June 30, 2019	June 30, 2018
Website	$3,500	$1,500
Less: Accumulated amortization	(3,132)	(2,299)
Website, net	$368	$1,201

Amortization expense for the years ended June 30, 2019 and 2018 was $833 and $1,000, respectively.

NOTE 6 - NOTES PAYABLE

On June 15, 2018, the Company executed a promissory note with an entity for $150,000.  The unsecured note bears interest at 10% per annum and is due in two business days after demand for payment. As of June 30, 2019, the principal balance is $150,000 and accrued interest is $15,822.  As of June 30, 2018, the principal balance is $150,000 and accrued interest is $658.  Interest expense for the years ended June 30, 2019 and 2018 was $15,164 and $658, respectively.

NOTE 7 - CONVERTIBLE DEBT

On December 23, 2015, the Company executed a promissory note with a related party for $5,000. The unsecured note bears interest at 10% per annum and is due upon demand. During July 2017, the terms of the loan were negotiated and accrued interest was added to the principal balance. The interest rate is 20% per annum starting August 1, 2017 and is convertible at a fixed conversion rate equal to $0.005 per share. The Company recorded a beneficial conversion feature of $5,789. The loan has a prepayment penalty. On December 22, 2017, the note was sold to an unrelated third party.  On March 14, 2018, the note was sold to another unrelated third party. During the year ended June 30, 2018, this loan was paid in full and settled.

On February 26, 2016, the Company executed a promissory note with a related party for $1,000. The unsecured note bears interest at 10% per annum and is due upon demand. During July 2017, the terms of the loan were negotiated and accrued interest was added to the principal balance. The interest rate is 20% per annum starting August 1, 2017 and is convertible at a fixed conversion rate equal to $0.005 per share. The Company recorded a beneficial conversion feature of $1,161. The loan is due on July 31, 2018.  The loan has a prepayment penalty.  On December 22, 2017, the note was sold to an unrelated third party. On March 14, 2018, the note was sold to another unrelated third party. During the year ended June 30, 2018, this loan was paid in full and settled.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE DEBT (CONTINUED)

On May 22, 2015, the Company executed a convertible promissory note with a related party for $4,000. The unsecured note bears interest at 10% per annum and is due on May 22, 2017. This note is convertible at $0.005 per share and can be converted on or before the maturity date of May 22, 2017. During July 2017, the partied agreed to extend the maturity date to July 31, 2018. On December 22, 2017, the note was sold to an unrelated third party. On March 14, 2018, the note was sold to another unrelated third party. During the year ended June 30, 2019, the noteholder requested to convert the entire balance of principal and accrued interest into 1,114,000 shares of common stock. Since the shares were not issued as of June 30, 2019, the Company record stock payable of $5,570.  The shares were issued in August 2019.

On January 26, 2018, the Company executed a convertible promissory note for $65,000. The unsecured note bears interest at 8% per annum and is due on October 30, 2018. This note cannot be converted for the initial 180-day period and is convertible at discount of 39% of the market price based on the previous ten days of trading. This note has prepayment penalties. During the year ended June 30, 2018, this loan was paid in full and settled. The Company recorded a loss on settlement in 2018 on this loan totaling $18,121.

On March 5, 2018, the Company executed a convertible promissory note for $43,000. The unsecured note bears interest at 8% per annum and is due on December 15, 2018. This note cannot be converted for the initial 180-day period and is convertible at discount of 39% of the market price based on the previous ten days of trading. This note has prepayment penalties. During the year ended June 30, 2018, this loan was paid in full and settled. The Company recorded a loss on settlement in 2018 on this loan totaling $12,080.

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

On August 18, 2016, the Company executed a convertible promissory note with an entity for $5,000. The unsecured note bears interest at 10% per annum and is due on August 18, 2017. This note is convertible at $0.005 per share and can be converted on or before the maturity date of September 27, 2018. On December 22, 2017, the note was sold to an unrelated third party.  On March 14, 2018, the note was sold to another unrelated third party. During the year ended June 30, 2019, the noteholder requested to convert the entire balance of principal and accrued interest into 1,266,389 shares of common stock. Since the shares were not issued as of June 30, 2019, the Company record stock payable of $6,332. The shares were issued in August 2019.

As of June 30, 2019, all of the convertible debt is in default and the Company is renegotiating to extend the maturity date of the convertible promissory notes.

As of June 30, 2019, the balance of accrued interest was $3,104. The interest expense for the year ended June 30, 2018 was $1,711 including amortization of debt discount of $0.

As of June 30, 2018, the balance of accrued interest was $4,295. The interest expense for the year ended June 30, 2018 was $21,964 including amortization of debt discount of $13,625. The amortization of the debt discount was related to beneficial conversion feature on some of the convertible notes.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As of June 30, 2019 and 2018, we did not have any known commitments or contingencies other than our notes payable and convertible debt.

Legal matter contingencies

The Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company.  Provisions for losses are established in accordance with ASC 450, “Contingencies” when warranted.  Once established, such provisions are adjusted when there is more information available of when an event occurs requiring a change.

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

During the year ended June 30, 2019, the Company recorded stock payable of $11,902 for the debt conversion. The shares were issued in August 2019.

NOTE 10 - WARRANTS AND OPTIONS

As of June 30, 2019 and 2018, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 11 - INCOME TAXES

At June 30, 2019 and 2018, the Company had a federal operating loss carryforward of approximately $317,000 and $260,000 which begins to expire in 2035.

Components of net deferred tax assets, including a valuation allowance, are as follows at June 30, 2019 and 2018:

Deferred tax assets:	2019	2018
Net operating loss carryforward	$63,000	$52,000
Total deferred tax assets	63,000	52,000
Less: Valuation allowance	(63,000)	(52,000)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of June 30, 2019 and 2018 was $63,000 and $52,000, respectively, which will begin to expire in 2035. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2019 and 2018 and maintained a full valuation allowance.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (CONTINUED)

Reconciliation between the statutory rate and the effective tax rate is as follows at June 30, 2019 and 2018:

	2019	2018
Federal statutory rate	(21.0)%	(32.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	21.0%	32.0%
Effective tax rate	0.0%	0.0%

NOTE 12 - RELATED PARTY TRANSACTIONS

On July 1, 2017, the Company executed a consulting agreement Company owned and controlled with a former officer and director and current shareholder at a rate of $3,000 per month. The Company or entity may terminate with 30 days written notice. During the years ended June 30, 2019 and 2018, the Company had professional fees - related party totaling $36,000 and $36,000, respectively. As of June 30, 2019, there was prepaid expense - related party of $0 and accounts payable - related party balance was $26,500. As of June 30, 2018, there was prepaid expense - related party of $3,500 and accounts payable - related party balance was $0.

On July 11, 2015, the Company executed a consulting agreement for a period of three years with a former officer and director and current shareholder at a rate of $3,000 per month.  On July 1, 2017, the parties mutually agreed to terminate the agreement. The Company still has amounts outstanding related to this agreement, and as of June 30, 2019 and 2018, the accounts payable - related party balance was $19,555 and $14,729, respectively. The increase during the year ended June 30, 2019 was based on the individual taking back the responsibility over the credit card and paying for the balance totaling $4,826. The individual can choose her monthly compensation in the form of 300,000 shares of common stock or $3,000 payable at the Company’s discretion.

NOTE 13 - SUBSEQUENT EVENTS

During August of 2019, the Company issued 2,380,389 shares of common stock and reduced the stock payable balance by $11,902 to $0.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On April 22, 2019, AMC Auditing, LLC (the “Former Accountant”) informed the Company that the Former Accountant was in the process of being acquired by Prager Metis CPAs, LLC. As a result of the acquisition, on April 22, 2019, the Former Accountant resigned as the Company’s independent registered public accounting firm and the Company engaged Prager Metis CPAs, LLC (the “New Accountant”) as the Company’s independent registered public accounting firm. The engagement of the New Accountant was approved by the Company’s Board of Directors.

For more information on the change in auditor, please see the Company’s Form 8-K filed with the SEC on April 23, 2019.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2019 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2020: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

1.Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.Engaging in any type of business practice; or

iii.Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.Any Federal or State securities or commodities law or regulation; or

ii.Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

During the past 5 years, none of our promoter or control person has been involved in any legal proceeding in any of the following:

1.Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

3.Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

4.Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

5.Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

6.Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

7.Administrative proceedings related to their involvement in any type of business, securities, or banking activity.

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

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended June 30, 2019, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended June 30, 2019:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Duan Fu CEO, CFO & Director	0	0	0
Zixiao Chen 10% shareholder	0	0	0

Code of Ethics

We do not have a code of ethics at the present time, but we intend to adopt one as soon as we add more executive staff and we have resources available.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended June 30, 2019 and 2018.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Duan Fu CEO, CFO and Director	2019 2018	- -	- -	- -	- -	- -	- -	- -	- -

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2019.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 8, 2019 certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

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

* Less than 1%

(1)Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 69,753,397 shares of common stock and 2,700,000 shares of Series A Convertible Preferred Stock issued and outstanding as of October 8, 2019.

(3)Includes 53,000,000 shares of common stock and 1,700,000 shares of Series A Convertible Preferred Stock that may convert into 170,000,000 shares of common stock.

(4)Includes 9,000,000 shares of common stock and 1,000,000 shares of Series A Convertible Preferred Stock that may convert into 100,000,000 shares of common stock.

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

Item 14. Principal Accounting Fees and Services

Below is the table of audit fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2019	$10,000	$0	$0	$0
2018	$14,523	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (previously filed July 31, 2015 with Form S-1 Registration Statement)
3.2	Amendment to the Articles of Incorporation (previously filed July 31, 2015 with Form S-1 Registration Statement)
3.3	Bylaws (previously filed July 31, 2015 with Form S-1 Registration Statement)
10.1	Professional Services Contract dated May 12, 2015 (previously filed July 31, 2015 with Form S-1 Registration Statement)
10.2	Convertible Promissory Note, dated May 22, 2015 (previously filed July 31, 2015 with Form S-1 Registration Statement)
10.3	Consulting Agreement dated July 11, 2015 (previously filed July 31, 2015 with Form S-1 Registration Statement)
10.4	Convertible Promissory Note, dated March 8, 2016 (previously filed October 13, 2017 with Form 10-K)
10.5	Convertible Promissory Note, dated April 25, 2016 (previously filed October 13, 2017 with Form 10-K)
10.6	Convertible Promissory Note, dated July 15, 2016 (previously filed October 13, 2017 with Form 10-K)
10.7	Convertible Promissory Note, dated August 18, 2016 (previously filed October 13, 2017 with Form 10-K)
10.8	Consulting Agreement, dated July 1, 2017 (previously filed October 13, 2017 with Form 10-K)
10.9	Consulting Agreement, dated July 15, 2017 (previously filed October 13, 2017 with Form 10-K)
10.10	Demand Promissory Note, dated October 11, 2017 (previously filed October 13, 2017 with Form 10-K)
10.11	Convertible Promissory Note, dated January 26, 2018 (previously filed February 1, 2018 with Form 8-K)
10.12	Securities Purchase Agreement, dated January 26, 2018 (previously filed February 1, 2018 with Form 8-K)
10.13	Convertible Promissory Note, dated March 5, 2018 (previously filed March 15, 2018 with Form 8-K)
10.14	Securities Purchase Agreement, dated March 5, 2018 (previously filed March 15, 2018 with Form 8-K)
10.15	Demand Note, dated June 15, 2018 (previously filed June 20, 2018 with Form 8-K)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interlink Plus Inc.

By:	/s/ Duan Fu
Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
October 15, 2019

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Duan Fu
Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
October 15, 2019