Form 10-Q
period 2019-09-30
Interlink Plus, Inc.
filed 2019-11-15
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  [X] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,753,397 common shares as of November 14, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2019 (unaudited) and June 30, 2019;
F-2	Statement of Operations for the three months ended September 30, 2019 and 2018 (unaudited);
F-3	Statement of Stockholders’ Equity for the three months ended September 30, 2019 and 2018 (unaudited);
F-4	Statement of Cash Flows for the three months ended September 30, 2019 and 2018 (unaudited); and
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2019 are not necessarily indicative of the results that can be expected for the full year.

INTERLINK PLUS, INC.

CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2019	2019
	(unaudited)
ASSETS

Current assets:
Cash	$4,297	$4,845
Accounts receivable	51	4,316
Prepaid expenses	1,375	1,750
Total current assets	5,723	10,911

Other assets:
Fixed assets, net	392	490
Website, net	201	368
Total other assets	593	858

Total assets	$6,316	$11,769

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$11,954	$14,473
Accounts payable - related party	55,056	46,056
Notes payable	150,000	150,000
Accrued interest payable	23,003	18,926
Convertible debt, net	10,000	10,000
Total current liabilities	250,013	239,455

Total liabilities	250,013	239,455

Commitments and contingencies - See Note 8

Stockholders' deficit:
Series A Convertible Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 2,700,000 and 2,700,000 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	270	270
Common stock, $0.0001 par value, 475,000,000 shares authorized, 69,753,397 and 67,373,008 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	6,975	6,737
Additional paid-in capital	81,843	70,179
Stock Payable	-	11,902
Accumulated deficit	(332,785)	(316,774)
Total stockholders' deficit	(243,697)	(227,686)

Total liabilities and stockholders' deficit	$6,316	$11,769

See accompanying condensed notes to financial statements.

INTERLINK PLUS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,
	2019	2018

Revenue	$11,282	$10,576

Costs and expenses:
General and administrative	218	2,449
Depreciation and amortization	265	431
Professional fees	13,733	17,811
Professional fees - related party	9,000	9,000

Total costs and expenses	23,216	29,691

Operating loss	(11,934)	(19,115)

Other expenses:
Interest expense	(4,077)	(4,306)

Net loss before provision for income taxes	(16,011)	(23,421)

Income tax expense	-	-

Net loss	$(16,011)	$(23,421)

Net loss per common share - basic	$(0.00)	$(0.00)

Net loss per common share - diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	68,278,591	67,373,008

Weighted average number of common shares outstanding - diluted	68,278,591	67,373,008

See accompanying condensed notes to financial statements.

INTERLINK PLUS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

For the three months ended September 30, 2019

(unaudited)

					Additional			Total
	Preferred Shares		Common Shares		Paid-In	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, June 30, 2019	2,700,000	$270	67,373,008	$6,737	$70,179	$11,902	$(316,775)	$(227,687)

Stock Payable	-	-	2,380,389	238	11,664	(11,902)	-	-

Net loss	-	-	-	-	-	-	(16,011)	(16,011)

Balance, September 30, 2019	2,700,000	$270	69,753,397	$6,975	$81,843	$-	$(332,786)	$(243,698)

INTERLINK PLUS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

For the three months ended September 30, 2018

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

INTERLINK PLUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,011)	$(23,421)
Adjustments to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization	265	431
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	4,265	424
(Increase) decrease in prepaid expenses	375	(16,760)
(Increase) decrease in prepaid expenses - related party	-	3,500
Increase (decrease) in accounts payable	(2,519)	(10,039)
Increase (decrease) in accounts payable - related party	9,000	15,841
Increase (decrease) in accrued interest payable	4,077	4,306
Increase (decrease) in customer deposits	-	37,617

Net cash used in operating activities	(548)	11,899

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in operating activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

NET CHANGE IN CASH	(548)	11,899

CASH AT BEGINNING OF PERIOD	4,845	11,494

CASH AT END OF PERIOD	$4,297	$23,393

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended June 30, 2019 and notes thereto included in the Company’s annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

Year end

The Company’s year-end is June 30.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.  As of September 30, 2019, the Company had no cash equivalents.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As of September 30, 2019 and 2018, 272,671,787 and 274,755,844 dilutive shares were excluded from the calculation of diluted loss per common share.

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

We adopted early ASC 842 effective January 1, 2019 using the optional transition method of recognizing a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019. Therefore, comparative financial information was not adjusted and continues to be reported under the prior lease accounting guidance in ASC 840. We elected the transition relief package of practical expedients, and as a result, we did not assess 1) whether existing or expired contracts contain embedded leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less, as well as the land easement practical expedient for maintaining our current accounting policy for existing or expired land easements.  No material impact to the condensed financial statements as we do not have and leases greater than one year.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company had an accumulated deficit as of September 30, 2019 of $332,785. In addition, the Company’s activities since inception have been financially sustained through debt and equity financing. These issued raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing. The management’s plans are to raise capital through debt and equity financing and to continue to generate additional revenue to continue operations.

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

NOTE 3 - PREPAID EXPENSES

As of September 30, 2019, the Company had prepaid transfer agent expenses totaling $1,375, The prepaid professional fees will be expensed on a straight-line basis over the remaining life of the service period.

NOTE 4 - FIXED ASSETS

The following is a summary of fixed asset costs:

September 30, 2019

Fixed asset	$1,176
Less: accumulated amortization	(784)
Fixed asset, net	$392

Depreciation expense for the three months ended September 30, 2019 was $98.

NOTE 5 - WEBSITE

The following is a summary of website costs:

September 30, 2019

Website	$3,500
Less: accumulated amortization	(3,299)
Website, net	$201

Amortization expense for the three months ended September 30, 2019 was $167.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 - NOTES PAYABLE

On June 15, 2018, the Company executed a promissory note with an entity for $150,000. The unsecured note bears interest at 10% per annum and is due in two business days after demand for payment. As of September 30, 2019, the principal balance is $150,000 and accrued interest is $19,644. The interest expense for the three months ended September 30, 2019 and 2018 was $3,822 and $3,822.

NOTE 7 - CONVERTIBLE DEBT

On May 22, 2015, the Company executed a convertible promissory note with a related party for $4,000. The unsecured note bears interest at 10% per annum and is due on May 22, 2017. This note is convertible at $0.005 per share and can be converted on or before the maturity date of May 22, 2017. During July 2017, the party agreed to extend the maturity date to July 31, 2018. On December 22, 2017, the note was sold to an unrelated third party. On March 14, 2018, the note was sold to another unrelated third party. During September 2018, the party agreed to extend the maturity date to September 30, 2019. During the year ended June 30, 2019, the note holder converted the entire balance of principal and accrued interest into 1,114,000 shares of common stock.  During the three months ended September 30, 2019, the Company issued the shares and reduced the stock payable by $5,570.

On April 25, 2016, the Company executed a convertible promissory note with an entity for $5,000. The unsecured note bears interest at 10% per annum and is due on April 25, 2017. This note is convertible at $0.005 per share and can be converted on or before the maturity date of April 25, 2017. During July 2017, the party agreed to extend the maturity date to July 31, 2018. On December 22, 2017, the note was sold to an unrelated third party. On March 14, 2018, the note was sold to another unrelated third party. During September 2018, the party agreed to extend the maturity date to September 30, 2019. Additionally, in October 2019, the party agreed to extend the maturity date to October 30, 2020.

On July 15, 2016, the Company executed a convertible promissory note with an entity for $5,000. The unsecured note bears interest at 10% per annum and is due on July 15, 2017. This note is convertible at $0.005 per share and can be converted on or before the maturity date of July 15, 2017. During July 2017, the party agreed to extend the maturity date to July 31, 2018. On December 22, 2017, the note was sold to an unrelated third party. On March 14, 2018, the note was sold to another unrelated third party. During September 2018, the party agreed to extend the maturity date to September 30, 2019. Additionally, in October 2019, the party agreed to extend the maturity date to October 30, 2020.

On August 18, 2016, the Company executed a convertible promissory note with an entity for $5,000. The unsecured note bears interest at 10% per annum and is due on August 18, 2017. This note is convertible at $0.005 per share and can be converted on or before the maturity date of September 27, 2018. On December 22, 2017, the note was sold to an unrelated third party. On March 14, 2018, the note was sold to another unrelated third party. During September 2018, the party agreed to extend the maturity date to September 30, 2019. During the year ended June 30, 2019, the note holder converted the entire balance of principal and accrued interest into 1,266,389 shares of common stock.  During the three months ended September 30, 2019, the Company issued the shares and reduced the stock payable by $6,332.

As of September 30, 2019, the balance of accrued interest was $3,359. The interest expense for the three months ended September 30, 2019 was $255.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As of September 30, 2019, we did not have any known commitments or contingencies other than our notes payable and convertible debt.

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

NOTE 9 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 475,000,000 shares of its $0.0001 par value common stock and 25,000,000 shares of its $0.0001 par value preferred stock.  The Series A convertible preferred stock have a liquidation preference of $0.10 per share, have super voting rights of 100 votes per share, and each share of Series A may be converted into 100 shares of common stock.

Preferred stock

During the three months ended September 30, 2019 there have been no other issuances of preferred stock.

Common stock

During the three months ended September 30, 2019 the Company issued a total of 2,380,389 shares of common stock and reduced stock payable by $11,902.

NOTE 10 - WARRANTS AND OPTIONS

As of September 30, 2019, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 11 - RELATED PARTY TRANSACTIONS

On July 1, 2017, the Company executed a consulting agreement Company owned and controlled with a former officer and director and current shareholder at a rate of $3,000 per month. The Company or entity may terminate with 30 days written notice. During the three months ended September 30, 2019 and 2018, the Company had professional fees - related party totaling $9,000 and $9,000, respectively. As of September 30, 2019, there was prepaid expense - related party of $0 and accounts payable - related party balance was $35,500.

On July 11, 2015, the Company executed a consulting agreement for a period of three years with a former officer and director and current shareholder at a rate of $3,000 per month.  The individual can choose her monthly compensation in the form of 300,000 shares of common stock or $3,000 payable at the Company’s discretion. On July 1, 2017, the parties mutually agreed to terminate the agreement. The Company still has amounts outstanding related to this agreement, and as of September 30, 2019, the accounts payable - related party balance was $19,556.

NOTE 12 - SUBSEQUENT EVENTS

In October 2019, a noteholder and the Company had mutually agreed to extend the maturity date of the two remaining convertible notes to October 30, 2020.

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

Company Overview

Since our inception, we have been attempting to raise money to implement our business plan, and we have raised some funds, mostly through the sale of convertible debt, but have not been able to secure the funds necessary to fully implement our business plan. The lack of funds have prevented us from growing the business as we had hoped.  In addition, the trade war with China has further complicated matters and we have felt the slowdown in the markets in which we operate as a result. As we have been unable to raise the capital necessary to develop and market our services, and because of the trade war, we have recently been engaged in a search for other business opportunities which may benefit our shareholders and allow us to raise capital and operate. Recent negotiations with what we believe is a more viable business opportunity leads us to believe that we will be revising our business plan and focus over the next quarter. If this opportunity does not develop, however, we will continue to both seek new opportunities and look for capital to further our existing business plan.

Our business is divided into two major segments: travel agency assistance services and convention services.

We have signed services contracts with multiple travel agents to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. Through September 30, 2019, we have generated some revenue from our agreement with our clients. We earned $11,282 and $10,576 in revenues for the three months ended September 30, 2019 and 2018, respectively. We are also hopeful that we will engage in other contracts for the services outlined below.

We require additional capital necessary for us to grow our business. Our initial plans include: hiring necessary personnel, marketing our business, maintaining our website, purchasing equipment and software and further developing the service offering. Our business plan calls for capital of approximately $250,000 in the next twelve months. There is no assurance that we will be successful in these endeavors or that if we accomplish all of these steps we will be able to operate profitably. We intend to fulfill the service needs of our potential customers by utilizing resources and employees in the United States, but, as we grow, we believe we can reduce costs and increase margins by utilizing personnel in foreign countries, such as China, to fulfill the services on behalf of our customers.

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

Results of Operations for the Three Months Ended September 30, 2019 and 2018

We had revenues of $11,282 for the three months ended September 30, 2019, as compared with $10,576 for the same period ended 2018.

To date, we only have 8 travel agencies as our main clients that we contracted to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. Our management is actively working to secure additional contracts to grow the business. However, as a result of the hardship in accessing capital and the trade war with China, we are also looking at other business opportunities that would better serve our shareholders.

Operating expenses were $23,216 for the three months ended September 30, 2019, as compared with $29,691 for the same period ended 2018. Our operating expenses for the three and nine months ended September 30, 2019 and 2018 mainly consisted of professional fees and related party professional fees.

We expect our operating expenses to remain at these levels in future quarters.  If we are able to find other business opportunities, we would expect an increase in operating expenses to facilitate such a transaction.

We incurred other expense of $4,077for the three months ended September 30, 2019, compared with other expense of $4,306 for the same period ended September 30, 2018.

Our other expenses for all periods above consisted of interest expense.  We expect that our other expenses will increase for the rest of 2019 and into 2020 as a result of our outstanding debt, and any additional debt we take on in our financing efforts.

We recorded a net loss of $16,011 for the three months ended September 30, 2019, as compared with a net loss of $23,421 for the same period ended 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had current assets of $5,723. Our total current liabilities as of September 30, 2019 were $250,013. As a result, we had working capital deficit of $244,290 as of September 30, 2019.

Operating activities used $548 in cash for the three months ended September 30, 2019, as compared with cash provided of $11,899 for the same period ended 2018. Our negative operating cash flow for the three months ended September 30, 2019 was mainly the result of our net loss for the period and a decrease in accounts payable, offset mainly by a decrease in accounts receivable and increase in accrued interest payable.  Our positive operating cash flow for the three months ended September 30, 2018 was mainly the result if an increase in customer deposits and related party accounts payable, offset mainly by our net loss for the period, and an increase in prepaid expenses.

We had no investing or financing activities in either period presented in this report.

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

Off Balance Sheet Arrangements

As of September 30, 2019, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, we are a start-up and, accordingly, have generated slight revenues from operations. Since our inception, we have been engaged substantially in financing activities and developing our business plan and incurring startup costs and expenses. As a result, we incurred accumulated net losses from Inception, May 11, 2015, through the period ended September 30, 2019 of ($332,785). In addition, our development activities since inception have been financially sustained through debt and equity financing. These issues raise substantial doubt in the Company’s ability to continue as a going concern within one year from the date of filing.  The management’s plans are to raise capital through debt and equity financing and to continue to generate additional revenue to continue operations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following deficiencies resulting from material weaknesses which have caused management to conclude that, as of September 30, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

See risk factors included in our Annual Report on Form 10-K for 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019, the Company issued a total of 2,380,389 shares of common stock and reduced stock payable by $11,902.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interlink Plus, Inc.

Date:	November 15, 2019

By:	/s/ Duan Fu Duan Fu
Title:	Chief Executive Officer and Director