Form 10-Q
period 2019-12-31
Interlink Plus, Inc.
filed 2020-02-19
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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

702-824-7047

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes [X] No

Number of shares of common stock outstanding as of February 14, 2020:  7,753,397.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2019 (unaudited) and June 30, 2019;
F-2	Statement of Operations for the three and six months ended December 31, 2019 and 2018 (unaudited);
F-3	Statement of Stockholders’ Equity for the three and six months ended December 31, 2019 and 2018 (unaudited);
F-4	Statement of Cash Flows for the six months ended December 31, 2019 and 2018 (unaudited); and
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2019 are not necessarily indicative of the results that can be expected for the full year.

INTERLINK PLUS, INC.

CONDENSED BALANCE SHEETS

	December 31, 2019	June 30, 2019
	(unaudited)
ASSETS

Current assets:
Cash	$6,564	$4,845
Accounts receivable	-	4,316
Prepaid expenses	2,768	1,750
Total current assets	9,332	10,911

Other assets:
Fixed assets, net	294	490
Website, net	35	368
Total other assets	329	858

Total assets	$9,661	$11,769

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$649	$14,473
Accounts payable - related party	64,056	46,056
Notes payable	180,000	150,000
Accrued interest payable	2,071	18,926
Convertible debt, net	-	10,000
Total current liabilities	246,776	239,455

Total liabilities	246,776	239,455

Commitments and contingencies - See Note 8

Stockholders' deficit:
Series A Convertible Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 2,700,000 and 2,700,000 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	270	270
Common stock, $0.0001 par value, 475,000,000 shares authorized, 69,753,397 and 67,373,008 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	6,975	6,737
Additional paid-in capital	81,843	70,179
Stock Payable	-	11,902
Accumulated deficit	(326,203)	(316,774)
Total stockholders' deficit	(237,115)	(227,686)

Total liabilities and stockholders' deficit	$9,661	$11,769

See accompanying condensed notes to financial statements.

INTERLINK PLUS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended December 31, 2019	For the three months ended December 31, 2018	For the six months ended December 31, 2019	For the six months ended December 31, 2018

Revenue	$6,502	$30,106	$17,784		$40,682

Costs and expenses:
General and administrative	912	1,476	1,130		3,925
Depreciation and amortization	264	265	529		696
Professional fees	10,676	9,012	24,409		26,823
Professional fees - related party	9,000	9,000	18,000		18,000

Total costs and expenses	20,852	19,753	44,068		49,444

Operating loss	(14,350)	10,353	(26,284)		(8,762)

Other income (expenses):
Interest expense	(4,350)	(4,306)	(8,427)		(8,612)
Gain on settlement of debt	25,282	-	25,282	-

Total other income (expenses)	20,932	(4,306)	16,855		(8,612)

Net income (loss) before provision for income taxes	6,582	6,047	(9,429)		(17,374)

Income tax expense	-	-	-	-

Net income (loss)	$6,582	$6,047	$(9,429)		$(17,374)

Net income (loss) per common share - basic	$0.00	$0.00	$(0.00)		$(0.00)

Net income (loss) per common share - diluted	$0.00	$0.00	$(0.00)		$(0.00)

Weighted average number of common shares outstanding - basic	69,753,397	67,373,008	69,015,994		67,373,008

Weighted average number of common shares outstanding - diluted	339,753,397	342,225,675	69,015,994		67,373,008

See accompanying condensed notes to financial statements.

INTERLINK PLUS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

For the three and six months ended December 31, 2019

(unaudited)

	Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, June 30, 2019	2,700,000	$270	67,373,008	$6,737	$70,179	$11,902	$(316,775)	$(227,687)

Stock payable	-	-	2,380,389	238	11,664	(11,902)	-	-

Net loss	-	-	-	-	-	-	(16,011)	(16,011)

Balance, September 30, 2019	2,700,000	$270	69,753,397	$6,975	$81,843	$-	$(332,786)	$(243,698)

Net income	-	-	-	-	-	-	6,582	6,582

Balance, December, 2019	2,700,000	$270	69,753,397	$6,975	$81,843	$-	$(326,203)	$(237,115)

INTERLINK PLUS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

For the three and six months ended December 31, 2018

(unaudited)

	Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, June 30, 2018	2,700,000	$270	67,373,008	$6,737	$70,179	$(259,727)	$(182,541)

Net loss	-	-	-	-	-	(23,421)	(23,421)

Balance, September 30, 2018	2,700,000	$270	67,373,008	$6,737	$70,179	$(283,148)	$(205,962)

Net income	-	-	-	-	-	6,047	6,047

Balance, December 31, 2018	2,700,000	$270	67,373,008	$6,737	$70,179	$(277,101)	$(199,915)

See accompanying condensed notes to financial statements.

INTERLINK PLUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended December 31, 2019	For the six months ended December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,429)	$(17,374)
Adjustments to reconcile to net loss to net cash used in operating activities:
Depreciation and amortization	529	697
Gain on settlement of debt	(25,282)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	4,316	(749)
(Increase) decrease in prepaid expenses	(1,018)	6,702
(Increase) decrease in prepaid expenses - related party	-	3,500
Increase (decrease) in accounts payable	(13,824)	(10,340)
Increase (decrease) in accounts payable - related party	18,000	16,327
Increase (decrease) in accrued interest payable	8,427	8,612
Increase (decrease) in customer deposits	-	(3,320)

Net cash used in / provided by operating activities	(18,281)	4,055

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in operating activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	180,000	-
Repayments to notes payable	(150,000)	-
Repayments to convertible debt	(10,000)	-

Net cash provided by financing activities	20,000	-

NET CHANGE IN CASH	1,719	4,055

CASH AT BEGINNING OF PERIOD	4,845	11,494

CASH AT END OF PERIOD	$6,564	$15,549

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Amortization of debt discount	$-	$-

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

Year end

The Company’s year-end is June 30.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. As of December 31, 2019, the Company had no cash equivalents.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The Company did not have level 1 - 3 estimates of fair value during the six months ended December 31, 2019.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. For the six months ended December 31, 2019 and 2018, 270,000,000 and 274,755,844 dilutive shares were excluded from the calculation of diluted loss per common share.

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

Concentration of credit risk

The Company maintains its cash accounts with banks located in Nevada. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had cash balances on deposit at December 31, 2019 and 2018 that did not exceed the balance insured by the FDIC. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Asia.

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

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. There is substantial doubt in the Company’s ability to continue as a going concern within one year from the date of filing. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company had an accumulated deficit as of December 31, 2019 of $326,203. In addition, the Company’s activities since inception have been financially sustained through debt and equity financing. The management’s plans to raise capital through debt and equity financing and to continue to generate additional revenue to continue operations. Additionally, the Company completed a reverse merger in February 2020.

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

NOTE 3 - PREPAID EXPENSES

As of December 31, 2019, the Company had prepaid transfer agent expenses totaling $2,768, The prepaid professional fees will be expensed on a straight-line basis over the remaining life of the service period.

NOTE 4 - FIXED ASSETS

The following is a summary of fixed asset costs:

December 31, 2019
Fixed asset	$1,176
Less: accumulated amortization	(882)
Fixed asset, net	$294

Depreciation expense for the six months ended December 31, 2019 was $196.

NOTE 5 - WEBSITE

The following is a summary of website costs:

December 31, 2019
Website	$3,500
Less: accumulated amortization	(3,465)
Website, net	$35

Amortization expense for the six months ended December 31, 2019 was $333.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 6 - NOTES PAYABLE

On June 15, 2018, the Company executed a promissory note with an entity for $150,000. The unsecured note bears interest at 10% per annum and is due in two business days after demand for payment. During the three months ended December 31, 2019, the Company settled the convertible promissory note and paid off the principal balance of $150,000 with the holder waiving the accrued interest of $21,781. The Company recognized the $21,781 as a gain on debt settlement.

On November 20, 2019, the Company executed a promissory note with an entity for $180,000. The note bears interest at 10% per annum and is due on May 20, 2020. The Company used the principal amount of the note for the following purposes in this order: 1) pay off in full of the promissory note dated June 15, 2018; 2) pay off in full of the 10% convertible promissory note dated April 25, 2016; 3) pay off in full of the 10% convertible promissory note dated July 15, 2016; 4) pay for services provided by the Company’s accountant and transfer agent; 5) any remaining funds were used for working capital purposes.

As of December 31, 2019, the balance of accrued interest was $2,071. The interest expense for the six months ended December 31, 2019 was $8,030.

NOTE 7 - CONVERTIBLE DEBT

On May 22, 2015, the Company executed a convertible promissory note with a related party for $4,000. The unsecured note bears interest at 10% per annum and is due on May 22, 2017. This note is convertible at $0.005 per share and can be converted on or before the maturity date of May 22, 2017. During July 2017, the party agreed to extend the maturity date to July 31, 2018. On December 22, 2017, the note was sold to an unrelated third party. On March 14, 2018, the note was sold to another unrelated third party. During September 2018, the party agreed to extend the maturity date to September 30, 2019. During the year ended June 30, 2019, the note holder converted the entire balance of principal and accrued interest into 1,114,000 shares of common stock. During the six months ended December 31, 2019, the Company issued the shares and reduced the stock payable by $5,570.

On April 25, 2016, the Company executed a convertible promissory note with an entity for $5,000. The unsecured note bears interest at 10% per annum and is due on April 25, 2017. This note is convertible at $0.005 per share and can be converted on or before the maturity date of April 25, 2017. During July 2017, the party agreed to extend the maturity date to July 31, 2018. On December 22, 2017, the note was sold to an unrelated third party. On March 14, 2018, the note was sold to another unrelated third party.  During September 2018, the party agreed to extend the maturity date to September 30, 2019. Additionally, in October 2019, the party agreed to extend the maturity date to October 30, 2020. During the three months ended December 31, 2019, the Company settled the convertible promissory note and paid off the principal balance of $5,000 with the holder waiving the accrued interest of $1,807. The Company recognized the $1,807 as a gain on debt settlement.

On July 15, 2016, the Company executed a convertible promissory note with an entity for $5,000. The unsecured note bears interest at 10% per annum and is due on July 15, 2017. This note is convertible at $0.005 per share and can be converted on or before the maturity date of July 15, 2017. During July 2017, the party agreed to extend the maturity date to July 31, 2018. On December 22, 2017, the note was sold to an unrelated third party. On March 14, 2018, the note was sold to another unrelated third party. During September 2018, the party agreed to extend the maturity date to September 30, 2019. Additionally, in October 2019, the party agreed to extend the maturity date to October 30, 2020. During the three months ended December 31, 2019, the Company settled the convertible promissory note and paid off the principal balance of $5,000 with the holder waiving the accrued interest of $1,695. The Company recognized the $1,695 as a gain on debt settlement.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 7 - CONVERTIBLE DEBT (continued)

On August 18, 2016, the Company executed a convertible promissory note with an entity for $5,000.  The unsecured note bears interest at 10% per annum and is due on August 18, 2017.  This note is convertible at $0.005 per share and can be converted on or before the maturity date of September 27, 2018.  On December 22, 2017, the note was sold to an unrelated third party.  On March 14, 2018, the note was sold to another unrelated third party. During September 2018, the party agreed to extend the maturity date to September 30, 2019.  During the year ended June 30, 2019, the note holder converted the entire balance of principal and accrued interest into 1,266,389 shares of common stock.  During the six months ended December 31, 2019, the Company issued the shares and reduced the stock payable by $6,332.

As of December 31, 2019, the balance of accrued interest was $0.  The interest expense for the six months ended December 31, 2019 was $397.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As of December 31, 2019, we did not have any known commitments or contingencies other than our notes payable.

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

Preferred stock

During the six months ended December 31, 2019 there have been no other issuances of preferred stock.

Common stock

During the six months ended December 31, 2019 the Company issued a total of 2,380,389 shares of common stock and reduced stock payable by $11,902.

Change in control

Effective as of November 19, 2019, Duan Fu gifted 53,000,000 shares of common stock and 1,700,000 shares of Series A Convertible preferred stock that may convert into 170,000,000 shares of common stock, constituting approximately 66% of the Company's issued and outstanding common shares and approximately 63% of the Company's issued and outstanding Series A Convertible preferred shares to Zixiao Chen. After the gift, Mr. Fu no longer owns any shares of the Company's capital stock

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 9 - STOCKHOLDERS’ DEFICIT (continued)

The Bruce A Cassidy 2013 Irrevocable Trust, of which Bruce A Cassidy, Sr. is sole trustee, acquired control of the Company, effective on November 20, 2019, in a transaction involving the purchase of 60,000,000 shares of common stock and 2,700,000 shares of Series A Convertible Preferred Stock that may convert into 270,000,000 shares of common stock, constituting approximately 98% of the Company's issued and outstanding common shares and 100% of the Company's issued and outstanding Series A Convertible preferred shares from Ms. Chen. The Bruce A Cassidy 2013 Irrevocable Trust paid $250,000 in connection with the transaction to acquire control of the Company. As a result of the gift and sale there was a change of control of the Company.

NOTE 10 - WARRANTS AND OPTIONS

As of December 31, 2019, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 11 - RELATED PARTY TRANSACTIONS

On July 1, 2017, the Company executed a consulting agreement Company owned and controlled with a former officer and director and current shareholder at a rate of $3,000 per month. The Company or entity may terminate with 30 days written notice. During the six months ended December 31, 2019 and 2018, the Company had professional fees - related party totaling $18,000 and $18,000, respectively. As of December 31, 2019, there was prepaid expense - related party of $0 and accounts payable - related party balance was $44,500.

On July 11, 2015, the Company executed a consulting agreement for a period of three years with a former officer and director and current shareholder at a rate of $3,000 per month.  The individual can choose her monthly compensation in the form of 300,000 shares of common stock or $3,000 payable at the Company’s discretion. On July 1, 2017, the parties mutually agreed to terminate the agreement. The Company still has amounts outstanding related to this agreement, and as of December 31, 2019, the accounts payable - related party balance was $19,556.

NOTE 12 - SUBSEQUENT EVENTS

On January 3, 2020, the Company, entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, the Company's wholly owned subsidiary, Loop Media Acquisition, Inc., a Delaware corporation ("Merger Sub"), and Loop Media, Inc., a Delaware corporation ("Loop"). Under the terms of the Merger Agreement, pending Loop stockholder approval of the transaction, Merger Sub will merge with and into Loop with Loop surviving the merger and becoming a wholly-owned subsidiary of Interlink (the "Merger").

Subject to the terms of the Merger Agreement, at the effective time of the Merger, Loop stockholders will receive one newly issued share of the Company’s common stock in exchange for each share of Loop common stock. Following the Merger, outstanding warrants and options to acquire a share of Loop common stock will represent the right to acquire one share of common stock of the Company. Following the Merger, securityholders of Loop will become the majority owners and will collectively own approximately 81% and current Company securityholders will collectively own approximately 19% of the combined company on a pro-forma fully diluted basis, not including any dilution that may result from securities sold by Loop for capital raising purposes prior to the closing of the Merger.

INTERLINK PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 12 - SUBSEQUENT EVENTS (continued)

The combined company will be led by Loop's current management team. At the closing, the combined company's Board of Directors is expected to consist of two members, the Company's current sole director, Bruce A. Cassidy, Sr. and Jon Niermann, who is currently Loop's Chief Executive Officer and a member of Loop's Board of Directors. The Merger has been unanimously approved by the Board of Directors of each company. The transaction is expected to close by the end of January 2020, subject to approval by the stockholders of Loop, and other customary closing conditions. In connection with the Merger closing, the Company intends to sell its current business and assets to a current stockholder in exchange for 2,000,000 outstanding shares of common stock of the Company.

On February 5, 2020, the Company finalized its merger with Loop Media, Inc. The Merger was treated as a recapitalization and reverse acquisition of the Company for financial accounting purposes. Loop Media, Inc. is considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger will be replaced with the historical financial statements of Loop before the Merger in future filings with the SEC. As of the date of this filing the shares have not been issued yet.

On February 6, 2020, the Company entered into a purchase agreement with Zixiao Chen for the purchase of the assets relating to the Company’s two major business segments, travel agency assistance and convention services.  In consideration for the assets of the business, the Ms. Chen transferred 2,000,000 shares of the Company’s common stock and agreed to assume and discharge any and all liabilities relating to the business accruing up to the effective date of the purchase agreement.  The shares will be retired and restored to the status of authorized and unissued shares.

On January 31, 2020, the Company filed a certificate of designation with the Nevada Secretary of State and designated 5,000,000 shares of Series B Convertible Preferred Stock.  The terms of the Series B Convertible Preferred Stock are substantially similar to those of the Series A Convertible Preferred Stock, except that in the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series B Convertible Preferred Stock then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its shareholders, an amount equal to $1.00 per share of Series B Convertible Preferred Stock before any payment shall be made or any assets distributed to the holders of common stock or Series A Convertible Preferred Stock.

Similar to the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock is convertible at any time at the discretion of the holder thereof into shares of common stock at a conversion rate of one hundred (100) shares of common stock for every one (1) share of Series B Convertible Preferred Stock. Furthermore, the holders of Series B Convertible Preferred Stock have the right to cast one hundred (100) votes for each one (1) share of Series B Convertible Preferred Stock held of record on all matters submitted to a vote of holders of the common stock, including the election of directors, and all other matters as required by law.

On February 5, 2020 the Company sold 300,000 shares of the Company’s Series B preferred stock in exchange for $1,000,000, 60,000,000 shares of the Company’s common stock and 2,654,000 shares of the Company’s Series A preferred stock and cancelling and returning the original promissory note dated December 18, 2019 made between Loop Media, Inc. and ScreenPlay, Inc. and forgiving the $1,000,000 principal and accrued and unpaid interest due thereunder, as well as the corresponding Security Agreement.  The common stock and Series A preferred stock were retired and restored to the status of authorized and unissued shares.

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

Company Overview

Since our inception, we have been attempting to raise money to implement our business plan, and have raised some funds, mostly through the sale of convertible debt, but have not been able to secure the funds necessary to fully implement our business plan. The lack of funds has prevented us from growing the business as we had hoped.  In addition, the trade war with China has further complicated matters and we have felt the slowdown in the markets in which we operate as a result. As we have been unable to raise the capital necessary to develop and market our services, and because of the trade war, we have recently been engaged in a search for other business opportunities which may benefit our shareholders and allow us to raise capital and operate. Recent negotiations with what we believe is a more viable business opportunity leads us to believe that we will be revising our business plan and focus over the next quarter. If this opportunity does not develop, however, we will continue to both seek new opportunities and look for capital to further our existing business plan.

Our business is divided into two major segments: travel agency assistance services and convention services.

We have signed services contracts with multiple travel agents to assist with hotel room price quotation and negotiation and communicating with hotels to ensure that accurate reservations are made with Chinese clientele. Through December 31, 2019, we have generated some revenue from our agreement with our clients. We earned $17,784 and $40,682 in revenues for the six months ended December 31, 2019 and 2018, respectively. We are also hopeful that we will engage in other contracts for the services outlined below.

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

Effective as of November 19, 2019, Duan Fu gifted 53,000,000 shares of common stock and 1,700,000 shares of Series A Convertible preferred stock that may convert into 170,000,000 shares of common stock, constituting approximately 66% of the Company's issued and outstanding common shares and approximately 63% of the Company's issued and outstanding Series A Convertible preferred shares to Zixiao Chen. After the gift, Mr. Fu no longer owns any shares of the Company's capital stock.

The Bruce A Cassidy 2013 Irrevocable Trust, of which Bruce A Cassidy, Sr. is sole trustee, acquired control of the Company, effective on November 20, 2019, in a transaction involving the purchase of 60,000,000 shares of common stock and 2,700,000 shares of Series A Convertible Preferred Stock that may convert into 270,000,000 shares of common stock, constituting approximately 98% of the Company's issued and outstanding common shares and 100% of the Company's issued and outstanding Series A Convertible preferred shares from Ms. Chen.  The Bruce A Cassidy 2013 Irrevocable Trust paid $250,000 in connection with the transaction to acquire control of the Company.   As a result of the gift and sale there was a change of control of the Company.

On January 3, 2020, the Company, entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, the Company's wholly owned subsidiary, Loop Media Acquisition, Inc., a Delaware corporation ("Merger Sub"), and Loop Media, Inc., a Delaware corporation ("Loop"). Under the terms of the Merger Agreement, pending Loop stockholder approval of the transaction, Merger Sub will merge with and into Loop with Loop surviving the merger and becoming a wholly-owned subsidiary of Interlink (the "Merger").

Subject to the terms of the Merger Agreement, at the effective time of the Merger, Loop stockholders will receive one newly issued share of the Company’s common stock in exchange for each share of Loop common stock. Following the Merger, outstanding warrants and options to acquire a share of Loop common stock will represent the right to acquire one share of common stock of the Company. Following the Merger, securityholders of Loop will become the majority owners and will collectively own approximately 81% and current Company securityholders will collectively own approximately 19% of the combined company on a pro-forma fully diluted basis, not including any dilution that may result from securities sold by Loop for capital raising purposes prior to the closing of the Merger.

The combined company will be led by Loop's current management team. At the closing, the combined company's Board of Directors is expected to consist of two members, the Company's current sole director, Bruce A. Cassidy, Sr. and Jon Niermann, who is currently Loop's Chief Executive Officer and a member of Loop's Board of Directors. The Merger has been unanimously approved by the Board of Directors of each company. The transaction is expected to close by the end of January 2020, subject to approval by the stockholders of Loop, and other customary closing conditions. In connection with the Merger closing, the Company intends to sell its current business and assets to a current stockholder in exchange for 2,000,000 outstanding shares of common stock of the Company.

On February 5, 2020, the Company finalized its merger with Loop Media, Inc. The Merger was treated as a recapitalization and reverse acquisition of the Company for financial accounting purposes. Loop Media, Inc. is considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger will be replaced with the historical financial statements of Loop before the Merger in future filings with the SEC.  As of the date of this filing the shares have not been issued yet.

On February 6, 2020, the Company entered into a purchase agreement with Zixiao Chen for the purchase of the assets relating to the Company’s two major business segments, travel agency assistance and convention services.  In consideration for the assets of the business, the Ms. Chen transferred 2,000,000 shares of the Company’s common stock and agreed to assume and discharge any and all liabilities relating to the business accruing up to the effective date of the purchase agreement. The shares will be retired and restored to the status of authorized and unissued shares.

On January 31, 2020, the Company filed a certificate of designation with the Nevada Secretary of State and designated 5,000,000 shares of Series B Convertible Preferred Stock. The terms of the Series B Convertible Preferred Stock are substantially similar to those of the Series A Convertible Preferred Stock, except that in the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series B Convertible Preferred Stock then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its shareholders, an amount equal to $1.00 per share of Series B Convertible Preferred Stock before any payment shall be made or any assets distributed to the holders of common stock or Series A Convertible Preferred Stock.

Similar to the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock is convertible at any time at the discretion of the holder thereof into shares of common stock at a conversion rate of one hundred (100) shares of common stock for every one (1) share of Series B Convertible Preferred Stock. Furthermore, the holders of Series B Convertible Preferred Stock have the right to cast one hundred (100) votes for each one (1) share of Series B Convertible Preferred Stock held of record on all matters submitted to a vote of holders of the common stock, including the election of directors, and all other matters as required by law.

On February 5, 2020 the Company sold 300,000 shares of the Company’s Series B preferred stock in exchange for $1,000,000, 60,000,000 shares of the Company’s common stock and 2,654,000 shares of the Company’s Series A preferred stock and cancelling and returning the original promissory note dated December 18, 2019 made between Loop Media, Inc. and ScreenPlay, Inc. and forgiving the $1,000,000 principal and accrued and unpaid interest due thereunder, as well as the corresponding Security Agreement. The common stock and Series A preferred stock were retired and restored to the status of authorized and unissued shares.

Results of Operations for the Three Months and Six Months Ended December 31, 2019 and 2018

We had revenues of $6,502 for the three months ended December 31, 2019, as compared with $30,106 for the same period ended 2018. We have earned revenues of $17,784 for the six months ended December 31, 2019, as compared with $40,682 for the same period ended 2018.

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

Operating expenses were $20,852 for the three months ended December 31, 2019, as compared with $19,753 for the same period ended 2018. Operating expenses were $ 44,068 for the six months ended December 31, 2019, as compared with $49,444 for the same period ended 2018. Our operating expenses for the three and six months ended December 31, 2019 and 2018 mainly consisted of professional fees and related party professional fees.

We expect our operating expenses to remain at these levels in future quarters. If we are able to find other business opportunities, we would expect an increase in operating expenses to facilitate such a transaction.

We incurred other income of $20,932 for the three months ended December 31, 2019, compared with other expense of $4,306 for the same period ended December 31, 2018. We incurred other income of $16,855 for the six months ended December 31, 2019, as compared with other expense of $8,612 for the same period ended December 31, 2018.

Our other expenses for all periods above consisted of interest expense and gain on settlement of debt. We expect that our other expenses will increase for year of 2020 as a result of our outstanding debt, and any additional debt we take on in our financing efforts. During the three months ended December 31, 2019, we settled the debts and recorded $25,282 as a gain on debt settlement (Notes 6 and 7).

We recorded a net income of $6,582 for the three months ended December 31, 2019, as compared with a net income of $6,047 for the same period ended 2018. We recorded a net loss of $9,429 for the six months ended December 31, 2019, as compared with a net loss of $17,374 for the same period ended 2018.

Liquidity and Capital Resources

As of December 31, 2019, we had current assets of $9,332. Our total current liabilities as of December 31, 2019 were $246,776. As a result, we had working capital deficit of $237,444 as of December 31, 2019.

Operating activities used $18,281 in cash for the six months ended December 31, 2019, as compared with cash provided of $4,055 for the same period ended 2018. Our negative operating cash flow for the six months ended December 31, 2019 was mainly the result of our net loss for the period, gain on settlement of debt and a decrease in accounts payable, offset mainly by a decrease in accounts receivable and increase in accrued interest payable. Our positive operating cash flow for the six months ended December 31, 2018 was mainly the result if an increase in customer deposits and related party accounts payable, offset mainly by our net loss for the period, and an increase in prepaid expenses.

We had no investing in either period presented in this report.

During the three months ended December 31, 2019, we issued a promissory note for $180,000 and used the principal to settle several debts (see Notes 6 and 7).

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

On February 5, 2020, we finalized our merger with Loop Media, Inc.  The Merger was treated as a recapitalization and reverse acquisition of the Company for financial accounting purposes. Loop Media, Inc. is considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger will be replaced with the historical financial statements of Loop before the Merger in future filings with the SEC.  See 8-K filed on February 7, 2020.

Off Balance Sheet Arrangements

As of December 31, 2019, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, we are a start-up and, accordingly, have generated slight revenues from operations. Since our inception, we have been engaged substantially in financing activities and developing our business plan and incurring startup costs and expenses. As a result, we incurred accumulated net losses from Inception, May 11, 2015, through the period ended December 31, 2019 of ($326,203). In addition, our development activities since inception have been financially sustained through debt and equity financing. These issues raise substantial doubt in the Company’s ability to continue as a going concern within one year from the date of filing. The management’s plans are to raise capital through debt and equity financing and to continue to generate additional revenue to continue operations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following deficiencies resulting from material weaknesses which have caused management to conclude that, as of December 31, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed with the SEC on July 31, 2015)

3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1/A filed with the SEC on August 27, 2015)

3.3	Certificate of Designation for Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on February 7, 2020)

10.1

Promissory Note made by Interlink Plus, Inc. in favor of Bruce Cassidy 2013 Irrevocable Trust, dated November 20, 2019 (Incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on November 25, 2019).

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T of : (i) our Balance Sheets as of December 31, 2019 (unaudited) and June 30, 2019; (ii) our Statement of Operations for the three months ended December 31, 2019 and 2018 (unaudited); (iii) our Statement of Stockholders’ Equity for the three months ended December 31, 2019 and 2018 (unaudited); (iv) our Statement of Cash Flows for the three months ended December 31, 2019 and 2018 (unaudited); and (v) the notes to our Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interlink Plus, Inc.

Date:  February 19, 2020

By:  /s/ Jon Niermann

Jon Niermann

Title:  Chief Executive Officer and Director