Form 10-Q
period 2020-03-31
Loop Media, Inc.
filed 2020-11-06
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 000-55591

LOOP MEDIA, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-3975872
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

700 N. Central Ave., Suite 430, Glendale, CA 91203
(Address of principal executive offices) (Zip Code)

(818) 823-4801
(Registrant’s telephone number, including area code)

Interlink Plus, Inc. 4952 S. Rainbow Blvd., Suite 326 Las Vegas, Nevada
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

As of November 2, 2020, the registrant had 115,914,897 shares of common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements.

LOOP MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets
Cash	$1,173,840	$1,011,445
Accounts receivable	568,470	673,971
Inventory	51,505	28,395
Prepaid expenses and other current assets	81,517	13,697
Prepaid income taxes	118,543	118,283
Operating lease right-of-use assets – current	137,817	155,868
Note receivable – current	10,215	10,215
Total current assets	2,141,907	2,011,874

Non-current assets
Deposit	19,831	19,831
Property and equipment, net	25,014	28,027
Operating lease right-of-use assets	311,339	347,076
Intangible assets, net	1,072,264	1,128,555
Note receivable	100,884	102,318
Goodwill	583,086	583,086
Total non-current assets	2,112,418	2,208,893
Total assets	$4,254,325	$4,220,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$875,485	$1,044,795
Payable on acquisition	250,125	250,125
Loans payable	—	1,000,000
Deferred income	68,098	116,440
Convertible debt – current, net of unamortized discount of $22,746 and $0 as of March 31, 2020 and December 31, 2019, respectively	590,397	—
Lease liability - current	136,468	147,458
Total current liabilities	1,920,573	2,558,818

Non-current liabilities
Convertible debt – related party, net of unamortized discount of $2,211,391 and $2,360,898 as of March 31, 2020 and December 31, 2019, respectively	788,609	639,102
Convertible debt, net of unamortized discount of $0 and $24,291 as of March 31, 2020 and December 31, 2019, respectively	—	588,852
Lease liability	324,017	360,369
Total non-current liabilities	1,112,626	1,588,323
Total liabilities	3,033,199	4,147,141

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred stock, $0.0001 par value, 666,667 shares authorized, 30,667 and 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	3	—
Series B Convertible Preferred stock, $0.0001 par value, 3,333,334 shares authorized, 200,000 and 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	20	—
Common Stock, $0.0001 par value, 316,666,667 shares authorized, 112,131,578 and 101,882,647 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	11,213	10,188
Common stock subscribed and not yet issued	155,144	150,144
Additional paid-in capital	33,664,085	26,038,546
Accumulated deficit	(32,609,339)	(26,125,252)
Total stockholders’ equity	1,221,126	73,626
Total liabilities and stockholders’ equity	$4,254,325	$4,220,767

See the accompanying notes to the unaudited condensed consolidated financial statements.

LOOP MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Total revenue	$826,388	$850,310
Cost of revenue	212,259	205,321
Gross profit	614,129	644,989

Operating expenses
Selling, general and administrative	3,058,653	2,959,559
Total operating expenses	3,058,653	2,959,559

Loss from operations	(2,444,524)	(2,314,570)

Other income (expense)
Interest income	1,284	1,245
Interest expense	(247,441)	(237,641)
Gain on settlement of obligations	—	6,416
Inducement expense	(3,793,406)	—
Total other expense	(4,039,563)	(229,980)

Income tax expense	—	—

Net loss	(6,484,087)	(2,544,550)

Deemed dividend	(3,800,000)	-

Net loss attributable to common shareholders	$(10,284,087)	$(2,544,550)

Net loss per common share – basic and diluted	$(0.09)	$(0.04)
Weighted average number of common shares outstanding – basic and diluted	108,716,567	62,196,016

See the accompanying notes to the unaudited condensed consolidated financial statements.

LOOP MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

	Preferred Stock A		Preferred Stock B		Common Stock		Common Stock Subscribed		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Class A	Class B	Capital	Deficit	Total
BALANCES, January 1, 2020	—	$—	—	$—	101,882,647	$10,188	$150,144	$—	$26,038,546	$(26,125,252)	$73,626
Shares issued for cash	—	—	—	—	1,040,000	104		—	389,896	—	390,000
Cash received for common stock subscribed	—	—	—	—	—	—	20,000	—	—	—	20,000
Common stock subscribed issued	—	—	—	—	40,000	4	(15,000)	—	14,996	—	—
Shares issued for consulting fees	—	—	—	—	4,000,000	400	—	—	1,499,600	—	1,500,000
Shares issued in connection with reverse merger	30,667	3	—	—	5,168,931	517	—	—	(264,496)	—	(263,976)
Shares issued for cash	—		100,000	10	—	—	—	—	4,799,990	—	4,800,000
Shares issued for debt settlement	—	—	100,000	10	—	—	—	—	4,799,990	—	4,800,000
Warrants issued for settlement of debt	—	—	—	—	—	—	—	—	185,563	—	185,563
Deemed dividend									(3,800,000)	-	(3,800,000)
Net loss	—	—	—	—	—	—	—	—	—	(6,484,087)	(6,484,087)
BALANCES, March 31, 2020	30,667	$3	200,000	$20	112,131,578	$11,213	$155,144	$—	$33,664,085	$(32,609,339)	$1,221,126

See the accompanying notes to the unaudited condensed consolidated financial statements.

LOOP MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

	Common Stock - Class A		Common Stock - Class B		Common Stock Subscribed		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Class A	Class B	Capital	Deficit	Total
BALANCES, January 1, 2019	50,907,418	$5,091	9,755,304	$976	$92,000	$1,890,000	$15,191,173	$(14,613,510)	$2,565,730
Common stock subscribed issued	37,605	4	—	—	(25,000)	—	24,996	—	—
Shares issued for services	—	—	2,800,000	280	—	(1,890,000)	1,889,720	—	—
Shares issued for employment settlement	—	—	1,866,667	187	—	—	1,240,773	—	1,240,960
Share-based compensation	—	—			—	—	27,898	—	27,898
Net loss	—	—			—	—	—	(2,544,550)	(2,544,550)
BALANCES, March 31, 2019	50,945,023	$5,095	14,421,971	$1,443	$67,000	$—	$18,374,560	$(17,158,060)	$1,290,038

See the accompanying notes to the unaudited condensed consolidated financial statements.

LOOP MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,484,087)	$(2,544,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	151,052	149,392
Depreciation and amortization expense	59,304	55,130
Amortization of right-of-use asset	32,963	61,334
Stock-based compensation	1,500,000	1,268,858
Inducement expense	3,793,406	—
Changes in operating assets and liabilities:
Accounts receivable	105,501	69,249
Inventory	(23,110)	(2,968)
Prepaid expenses and other current assets	(67,820)	2,813
Prepaid income tax	(260)	(800)
Accounts payable and accrued liabilities	(160,995)	68,900
Income tax payable	—	(800)
Operating lease liabilities	(26,517)	(60,151)
Deferred income	(48,342)	(58,755)
NET CASH USED IN OPERATING ACTIVITIES	(1,168,905)	(992,348)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	—	(12,719)
Collection of note receivable	1,434	1,377
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,434	(11,342)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	390,000	—
Cash paid on payable on acquisition	—	(2,025,000)
Repayment of stockholder loans	—	(348,286)
Reverse merger costs charged to equity	(80,134)	—
Proceeds received for common stock subscribed	20,000	—
Proceeds received for preferred shares	1,000,000	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,329,866	(2,373,286)

Change in cash and cash equivalents	162,395	(3,376,976)

Cash, beginning of period	1,011,445	3,838,661

Cash, end of period	$1,173,840	$461,685

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$—	$12,623
Cash paid for income taxes	$4,360	$5,712

NON-CASH TRANSACTIONS
Shares issued in connection with reverse merger	$517	$—
Preferred shares issued in connection with reverse merger	$3	$—
Preferred Shares issued for debt settlement	$20	$—
Debt and accrued interest exchanged as part of debt settlement	$1,006,594	$—
Assumption of lease by related party	$20,825	$—
Assumption of debt as part of reverse merger	$183,842	$—
Warrants issued to extinguish debt with related party	$185,563	$—
Right of use assets upon the adoption of ASC 842	$—	$444,112
Addition of new leases accounted for under ASC 842	$—	$75,274
Shares issued for common stock subscribed	$15,000	$1,915,000
Deemed dividend	$3,800,000	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

LOOP MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 1 - BUSINESS

Loop Media, Inc. (f/k/a Interlink Plus, Inc.) (the “Company”) is a Nevada corporation. The Company was incorporated under the laws of the State of Nevada on May 11, 2015. On February 5, 2020, the Company and the Company’s wholly owned subsidiary, Loop Media Acquisition, Inc. (“Merger Sub”), a Delaware corporation, closed the Agreement and Plan of Merger (the “Merger Agreement”) with Loop Media, Inc. (“Loop”), a Delaware corporation. Pursuant to the Merger Agreement, Merger Sub merged with and into Loop with Loop as surviving entity and becoming a wholly-owned subsidiary of the Company (the “Merger”).

Pursuant to the Merger Agreement, the Company acquired 100% of the outstanding shares of Loop in exchange for 152,823,970 (number of shares is pre-stock split amount, the post stock split amount would be 101,882,647 shares) of the Company’s common stock at an exchange ratio of 1:1. Loop was incorporated on May 18, 2015 under the laws of the State of Delaware. As a result of such acquisition, the Company’s operations now are focused on premium short-form video for businesses and consumers.

In connection with the Merger, on February 6, 2020, the Company entered into a Purchase Agreement (the “Asset Purchase Agreement”) with Zixiao Chen (“Buyer”) for the purchase of assets relating to the Company’s two major business segments: travel agency assistance services and convention services (together, the “Business”). In consideration for the assets of the Business, Buyer transferred to the Company 2,000,000 shares of its common stock and agreed to assume and discharge any and all liabilities relating to the Business accruing up to the effective time of the Asset Purchase Agreement. The shares were retired and restored to the status of authorized and unissued shares.

Loop owns 100% of the capital stock of ScreenPlay. ScreenPlay is a combination of ScreenPlay, Inc. (“SPI”), a Washington corporation incorporated in 1991, and SPE, Inc. (“SPE”), a Washington corporation incorporated in 2008. ScreenPlay provides customized audiovisual environments that support integrated brand strategies for clients in the retail, hospitality, and business services markets, and for online content providers.

For accounting purposes, Loop was the surviving entity. The transaction was accounted for as a recapitalization of Loop pursuant to which Loop was treated as the accounting acquirer, surviving and continuing entity although the Company is the legal acquirer. The Company did not recognize goodwill or any intangible assets in connection with the Merger. Accordingly, the Company’s historical financial statements are those of Loop and its wholly-owned subsidiary, ScreenPlay, immediately following the consummation of this reverse merger transaction.

On June 8, 2020, a 1 for 1.5 reverse stock split of the Company’s common stock became effective. All share and per share information in the accompanying unaudited condensed consolidated financial statements and footnotes has been retroactively adjusted for the effects of the reverse split for all periods presented.

Going Concern and Management’s Plans

As of March 31, 2020, the Company had cash of $1,173,840 and an accumulated deficit of $28,815,933. During the three months ended March 31, 2020, the Company used net cash in operating activities of $1,168,905. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the unaudited condensed consolidated financial statements.

The Company’s primary source of operating funds since inception has been cash proceeds from debt and equity financing. The ability of the Company to continue as a going concern is dependent upon its ability to generate sufficient revenue and its ability to raise additional funds by way of a debt and equity financing.

Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of March 31, 2020, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Current Report on Form 8-K/A (Amendment No. 1), filed with the Securities and Exchange Commission (“SEC”) on September 28, 2020.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Screenplay. All inter-company transactions and balances have been eliminated on consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in the fair value of stock-based compensation, the fair value of other equity and debt instruments, right-to-use assets, lease liabilities, fair value of intangible assets, useful lives of assets and allowance for doubtful accounts.

Concentration of Credit Risk

The Company grants credit in the normal course of business to their customers. Periodically, the Company reviews past due accounts and makes decisions about future credit on a customer by customer basis. Credit risk is the risk that one party to a financial instrument will cause a loss for the other party by failing to discharge an obligation. As of March 31, 2020 and December 31, 2019, the Company is exposed to credit risk to the extent that its clients become unable to meet their payment obligations.

Induced Debt Extinguishment

On February 5, 2020, the Company issued 200,000 shares of Series B convertible preferred stock for $1,000,000 in cash and the exchange of a $1,000,000 loan to the Company plus accrued interest of $6,594. The Company applied the guidance in ASC 470-20 resulting in the recording of an inducement charge of $3,793,406 in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2020 (Note 8).

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.
●	Level 2 inputs to the valuation methodology included quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
●	Level 3 inputs to the valuation methodology is one or more unobservable inputs which are significant to the fair value measurement.

The fair value of the Company’s accounts receivable, short-term portion of notes receivable, payable for acquisition, and accounts payable approximate their carrying value, due to their short-term nature. The fair value of the deposits, long-term portion of notes receivable and the amount due to stockholders, and convertible notes approximate their fair values and are measured using Level 2 of the fair value hierarchy. The Company’s cash is measured at fair value under the fair value hierarchy based on Level 1 quoted prices in active markets for identical assets or liabilities.

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from delivery of streaming services, delivery of subscription content services in customized formats, and delivery of hardware and ongoing content delivery through software and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s consolidated financial statements for the cumulative impact of applying this new standard, therefore there was no cumulative effect adjustment required. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company expects to receive in exchange for those products. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of the Company’s products and services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation of the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

Performance Obligations and Significant Judgments

The Company’s revenue streams can be categorized into the following performance obligations and recognition patterns:

●	Delivery of streaming services including content encoding and hosting. The Company recognizes revenue over the term of the service based on bandwidth usage.
●	Delivery of subscription content services in customized formats. The Company recognizes revenue over the term of the service.
●	Delivery of hardware for ongoing subscription content delivery through software. The Company recognizes revenue at the point of hardware delivery.

Transaction prices for performance obligations are explicitly outlined in relevant agreements; therefore, the Company does not believe that significant judgments are required with respect to the determination of the transaction price, including any variable consideration identified.

Disaggregation of Revenue

The Company’s revenues are disaggregated into the following revenue streams. The content and streaming services revenue including content encoding and hosting are recognized over the term of the service based on bandwidth usage. The content subscription services revenue in customized formats is recognized over the term of the service. The hardware for ongoing subscription content delivery is recognized at the point of hardware delivery. The following table represents revenue by category for the three months ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Content and streaming services	$383,541	$433,272
Content subscription services	411,029	364,335
Hardware for ongoing subscription content	31,818	52,703
Total revenue	$826,388	$850,310

Customer Acquisition Costs

The Company records commission expense associated with subscription revenue. The Company has elected the practical expedient that allows the Company to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less.

Cost of revenue

Cost of revenue represents the cost of delivered hardware and bundled software and is recognized at the time of sale. For ongoing licensing and hosting fees, cost of sales is recognized over time based on usage patterns.

Deferred income

The Company bills subscription services in advance of when the service period is performed. The deferred income recorded at March 31, 2020 and December 31, 2019, represents the Company’s accounting for the timing difference in when the subscription fees are received and when the performance obligation is satisfied.

Net loss Per Share

The Company accounts for net loss per share in accordance with Accounting Standards Codification (“ASC”) subtopic 260-10, Earnings Per Share (“ASC 260-10”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares.

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at March 31, 2020 and 2019, respectively, because their inclusion would have been anti-dilutive.

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	5,812,307	6,173,418
Warrants to purchase common stock	8,217,376	21,572,181
Series A preferred stock	3,066,700	—
Series B preferred stock	20,000,000	—
Convertible debentures	6,670,602	5,570,999
Total common stock equivalent	43,766,985	33,316,598

Application of New Accounting Standards

In August 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). The ASU is effective for public entities for fiscal years beginning after December 15, 2019. The Company has not historically had any transfers between Level 1 and Level 2 or assets or liabilities measured at fair value under Level 3. The Company adopted the standard effective January 1, 2020 with no material effect on its financial statements.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – INVENTORY

The Company’s inventory consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Computers	$28,213	$8,623
Hasp keys	5,760	2,240
Loop player	17,532	17,532
Total inventory	$51,505	$28,395

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Equipment	$456,610	$456,610
Software	53,450	53,450
Less: accumulated depreciation	(485,046)	(482,033)
Total	$25,014	$28,027

Depreciation expense charged to operations amounted to $3,013 and $2,269 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2020 and December 31, 2019, the Company had goodwill recorded of $583,086.

Other intangible assets consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Software acquired as intellectual property	$—	$6,350,000
Screenplay brand	130,000	130,000
Customer relationships	1,012,000	1,012,000
Content library	198,000	198,000
Less: Impairment of intangible assets acquired in 2019	—	(6,350,000)
Less: accumulated amortization	(267,736)	(211,445)
Total	$1,072,264	$1,128,555

Amortization expense charged to operations amounted to $56,291 and $52,861 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 6 – LEASES

Operating leases

The Company has operating leases for office space and office equipment and automobiles. Many leases include one or more options to renew, some of which include options to extend the leases for a long-term period, and some leases include options to terminate the leases within 30 days. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for capital area maintenance, utilities, inflation and/or changes in other indexes.

Lease liability is summarized below:

	March 31, 2020	December 31, 2019
Total lease liability	$460,485	$507,827
Less: short term portion	(136,468)	(147,458)
Long term portion	$324,017	$360,369

Maturity analysis under these lease agreements are as follows:

Nine months ended December 31, 2020	$131,367
2021	180,420
2022	185,834
2023	37,584
Total undiscounted cash flows	535,205
Less: 10% Present value discount	(74,720)
Lease liability	$460,485

Lease expense for the three months ended March 31, 2020 and 2019 was comprised of the following:

	Three Months Ended March 31,
	2020	2019
Operating lease expense	$44,444	$71,891
Short-term lease expense	1,115	9,821
	$45,559	$81,712

Operating lease expense is included in selling, general and administration expenses in the condensed consolidated statement of operations.

For the three months ended March 31, 2020, cash payments against lease liabilities totaled $38,517, accretion on lease liability of $11,999 and non-cash transactions totaled $20,825 to recognize assumption of lease by a related party.

For the three months ended March 31, 2019, cash payments against lease liabilities totaled $70,708, accretion on lease liability of $10,557 and non-cash transactions of $444,112 to bring on leases as part of the adoption of ASC 842 and an added lease during the period of $75,274.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Weighted-average remaining lease term	2.93	years

Weighted-average discount rate	10%

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Accounts payable	$263,533	$357,982
Interest payable	182,137	94,069
Accrued liabilities	377,663	566,696
Payroll liabilities	52,152	26,048
	$875,485	$1,044,795

NOTE 8 – LOANS PAYABLE

On December 18, 2019, the Company entered to a loan agreement with a related party for $1,000,000. The loan provided an interest rate of 5% compounded annually and calculated on a 360-day basis. The principal and accrued unpaid interest will be due on June 30, 2020. The loan is secured by a secondary interest in all assets of both Loop and ScreenPlay.

On February 5, 2020, the Company issued 200,000 shares of Series B convertible preferred stock for (i) $1,000,000 in cash (Note 12) and (ii) the exchange of a $1,000,000 loan to the Company plus accrued interest of $6,594. The fair value of the common stock into which the Series B convertible preferred stock is convertible was $9,600,000 on the date of issuance. The Company applied the guidance in ASC 470-20.

The Company recognized an inducement expense equal to the excess of the allocated fair value of the Series B Convertible preferred stock and the carrying value of the loan payable as of the date the inducement offers were accepted. The excess of the fair value of the Series B Convertible preferred stock over the carrying value of the loan payable was $3,793,406 which amount was included as an inducement expense in the statement of operations for the three months ended March 31, 2020.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

	March 31, 2020	December 31, 2019
Convertible Debentures issued to related parties, amended on October 23, 2020, interest at 10% per annum, unpaid interest accrued at 18% per annum through October 23, 2020 amounting to $179,803 is paid by making a cash payment of $97,979 and increasing the principal amount of the convertible note by $81,824 on the date of this agreement. From October 23, 2020 through March 31, 2021, interest will be accrued at 12.5% per annum and payable monthly in arrears beginning November 1, 2020. Beginning April 1, 2021, the Company will pay equal monthly installments of principal and interest at 10% per annum through December 1, 2023	$3,000,000	$3,000,000

Convertible Debenture issued to a founder and former officer of the Company in conjunction with redemption of 20,000,000 shares of common stock, interest at 10% per annum, amended terms as of October 22, 2020 provided that the unpaid interest accrued through May 31, 2020 of $43,011 plus principal of $29,324 and interest of $11,490 that were due under the original agreement (described below) beginning June 1, 2020 to October 1, 2020 is paid on October 22, 2020. The November 1, 2020 payment per the amendment will be deferred until December 1, 2020 while the terms of the conversion are discussed further. If the convertible note is not converted into the Company’s common stock by November 30, 2020, then the terms of the original note will resume on December 1, 2020, if agreement is reached to convert by November 30, 2020, the remaining balance of the convertible debenture amounting to $257,676 will be converted to 429,459 shares of the Company’s common stock. This $287,000 convertible debenture is secured by 5,000,000 shares of the Company’s common stock owned by the Company’s CEO	287,000	287,000

Secured(1) convertible debenture, interest at 11% per annum, accrued monthly and the outstanding principal and unpaid accrued interest is due January 8, 2021	326,143	326,143
Convertible debentures payable	$3,613,143	$3,613,143
Less: debt discount associated with Convertible payables	(2,234,137)	(2,385,189)
Total convertible debentures payable	$1,379,006	$1,227,954

(1)	Secured by primary interest in all assets of both Loop and ScreenPlay.

Convertible debentures – related party $3,000,000

Original terms

On December 12, 2018, the Company issued $3,000,000 in convertible debentures, which have a maturity date of December 1, 2023 (the “Maturity Date”). The debentures accrue interest monthly at a rate of 10% per annum, simple interest. Accrued unpaid interest became payable monthly beginning February 1, 2019 through May 1, 2020. Any accrued unpaid interest outstanding at May 1, 2020 could be converted into shares or added to the face amount of the loan. Beginning June 1, 2020 through January 1, 2021 the Company will make monthly installment of interest only payments. Beginning January 1, 2021, the Company will make monthly installment of principal and interest through December 1, 2023. At the option of the debenture holders, the debentures are convertible at any time prior to the Maturity Date in whole or in parts into common shares of the Company at a price of $0.60 per common share.

The convertible debentures also provide that should the Company receive not less than $6,000,000 from the sale of its securities, it must either, at the discretion of the holders, make a $750,000 principal payment plus the balance of any accrued unpaid interest or convert that amount into the Company’s common stock. If the Company receives not less than $12,000,000 from the sale of its securities, the entire outstanding principal balance plus any accrued and unpaid interest must be either paid or converted in common stock.

In connection with the issuance of the convertible debentures, the Company issued 27,032,208 common share purchase warrants, with each warrant exercisable at $0.001 for a period of 10 years. The Company evaluated the warrants in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging – Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the warrants did not meet the definition of a liability and therefore did not account for them as a separate derivative liability.

The allocation of the $3,000,000 in gross proceeds from issuance of convertible debentures based on the relative fair values resulted in an allocation of $2,387,687 to the warrants and $612,313 to the convertible debentures. The relative fair value of the warrants above was determined on the date of grant using the Black Scholes option-pricing model with the following parameters: (1) risk free interest rate of 2.00%; (2) expected life in years of 10.0; (3) expected stock volatility of 45.0%; and (4) expected dividend yield of 0%. In addition, because the effective conversion rate based on the $612,313 allocated to the convertible debentures was $0.08 per share which was less than the fair value of the Company’s stock price on the date of issuance, a beneficial conversion feature was present at the issuance date. The beneficial conversion feature totaled $612,313 and was recorded as a debt discount. The Company also recorded the allocated fair value of the warrants $2,387,687 as additional debt discount. The total initial unamortized debt discount was $3,000,000 and is amortized to interest expense using effective interest method over the life of the convertible debentures.

As of March 31, 2020 and 2019, the amortized debt discount recorded as interest expenses was $149,507 and $147,864, respectively.

Settlement – October 31, 2019

The Company was not able to make the payments required under the terms of the convertible debentures and the holders filed suit on July 11, 2019. The convertible debenture holders and the Company entered into a settlement agreement on October 31, 2019, and the lawsuit was dismissed as of October 31, 2019.

Pursuant to the settlement agreement the payment terms for the convertible debentures were amended to provide for interest to be accrued from November 1, 2019 through April 2020 and at the sole discretion of the note holder to be paid either by common stock of the Company or added to the balance of the loan. The note holders elected to add the accrued interest to the balance of the loan. It further provided that beginning June 1, 2020, monthly payments of unpaid accrued interest will be made through December 2020 and beginning January 1, 2021, the Company will pay equal monthly installments of principal and interest through December 1, 2023 and any unpaid principal and interest outstanding will be immediately due and payable on December 1, 2023.

Also as part of the settlement agreement, the Company (i) issued 67,690 shares of Class B common stock to the convertible debenture holders for $30,000 cash; and (ii) issued 56,408 Class B common shares valued at $25,000 to the convertible debenture holders for the forgiveness of $5,221 in liabilities owed by the Company, which resulted in a loss on settlement of obligations of $19,779 during the year ended December 31, 2019.

In addition, the settlement agreement further provided that the Company would be released from any liability for accrued unpaid interest and other convertible debentures costs from the date of the convertible debentures to the date of the settlement agreement. The Company was relieved of $192,557 of accrued interest as of October 31, 2019 and recorded a gain on settlement of obligations during the year ended December 31, 2019.

Additionally, the settlement agreement provided that the Company would merge the Class A common stock and Class B common stock into one class of common stock. On December 5, 2019, the Company merged Class A and Class B common stock.

On October 31, 2019, as part of the above mentioned settlement agreement, the Company issued 27,032,208 Class B common shares upon the exercise of warrants, with an exercise price of $0.001 per share, for a total value of $27,032. The exercise price was applied against the balance of accrued interest on the convertible debentures.

Second Amendment of terms

Subsequent to March 31, 2020, the Company did not make all of the payments due under the convertible loan agreement with the related party and entered into a second amendment of this convertible loan on October 23, 2020. The second amendment provides for payment to be made for the unpaid interest accrued at 18% per annum (default rate) through October 23, 2020 amounting to $179,803 by making a cash payment of $97,979 and increasing the principal amount of the convertible note by $81,824. The second amendment further provides that interest will accrue from October 23, 2020 to March 31, 2021 at 12.5% per annum and will be paid monthly in arrears beginning November 1, 2020. Beginning April 1, 2021, the Company will pay equal monthly installments of principal and interest computed at 10% per annum through December 1, 2023. The Company will preliminarily account for this amendment to the Note under ASC 470-50-40-10 as a debt extinguishment due to the present value of the cash flows under the new amendment terms is at least 10% different from the present value of the remaining cash flows of the current terms.

The following table presents the components of the convertible debenture as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Short term portion	$—	$—
Long term portion	3,000,000	3,000,000
Less: unamortized debt discount	(2,211,391)	(2,360,898)
Balance, net	$788,609	$639,102

Convertible debentures - $287,000

Original terms

On December 1, 2018, the Company entered into a redemption agreement with one of the former officers to repurchase 20,000,000 shares of Class A common stock. The terms of this agreement required that the Company issue a convertible debenture to this shareholder in the amount of $287,000 and pay the amount of accrued expenses owed to him of $134,000 in four quarterly payments beginning October 1, 2019. The first two quarterly payments totaled $67,000 were paid in January 2020 but the remaining $67,000 has not been paid. The convertible debenture originally provided for interest at 10% per annum, interest to accrue through September 1, 2019, beginning October 1, 2019 monthly payments of unpaid accrued interest will be made through May 1, 2020, beginning June 1, 2020, the Company will pay equal monthly installments of principal and interest through December 1, 2023.

At the option of the debenture holder, the debenture shall be convertible at any time prior to December 1, 2023 in whole or in parts into common shares of the Company at a price of $0.60 per common share. As the effective conversion rate based on the principal $287,000 was $0.60 per share which was less than the fair value of the Company’s stock price on the date of issuance, a beneficial conversion feature was present at the issuance date. The beneficial conversion feature totaled $30,996 and was recorded as a debt discount.

The discount is amortized to interest expense using effective interest method over the life of the convertible debentures. As of March 31, 2020 and 2019, the amortized debt discount recorded as interest expenses was $1,545 and $1,528, respectively.

First Amendment

The Company did not make all of the payments due under the convertible loan agreement entered into with a founder and former officer of the Company and entered into a second agreement to modify the payment terms on October 22, 2020. At the date of this amendment, the Company owed unpaid accrued interest through May 31, 2020 amounting to $43,011 and unpaid principal and interest payments from June 1, 2020 to October 1, 2020 in the amount of $40,814 for a total of $83,825. In an effort to remove the default, the Company amended the terms of the convertible note on October 22, 2020 to provide for the unpaid interest accrued through May 31, 2020 plus the unpaid principal and interest payments from June 1, 2020 to October 1, 2020 amounting to $83,825 to be paid on the date of this agreement. In addition, the amendment required that the Company pay on October 22, 2020, $28,587of the outstanding balance of accrued expenses due to the founder and former officer in the amount of $67,000 for a total payment of $112,412. The amendment further provides that the remaining balance of the $67,000 owed or $38,412 would be paid on March 31, 2021. Additionally, the amendment provides that the November 1, 2020 payment will be deferred to December 1, 2020 while the terms of the conversion are discussed further. If the convertible note is not converted into the Company’s common stock by November 30, 2020, then the terms of the original note will resume on December 1, 2020. If the convertible note of the founder and former officer is converted by November 30, 2020, the balance of $257,676 will convert into 429,460 shares of the Company’s stock based upon an exercise price of $0.60.

The following table presents the components of the convertible debenture as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Short term portion	$287,000	$—
Long term portion	—	287,000
Less: unamortized debt discount	(22,746)	(24,291)
Balance, net	$264,254	$262,709

Convertible debentures - $326,143

Original terms

On July 12, 2019, the Company entered into a loan agreement with a lender for a loan amount up to $200,000. The loan provided an interest rate of 10% accrued monthly with principal and accrued unpaid interest due on January 8, 2021. The loan required the Company to pay a loan fee of 2% ($4,000) upon execution. The loan provides for a prepayment penalty of 4% of the amount prepaid plus all interest accrued to the date of the prepayment. The loan was secured by a primary interest in all assets of both Loop and ScreenPlay.

Amendment 1

By August 20, 2019, the amount borrowed under the $200,000 loan agreement amounted to $252,473 and the loan agreement was amended to provide for an increase in the maximum loan amount to $400,000.

In addition, the loan was restructured as a convertible debenture. At the option of the debenture holder, the debenture is convertible at any time prior to the maturity date in whole or in parts into Class A common shares of the Company. The conversion price was deemed to be the lesser of $0.40 per common share or the offering price paid by unaffiliated investors for one share of the current merger target’s common stock, no par value under a planned private offering of such securities by the current merger target in connection with the proposed merger transaction with the Company. The proposed merger with merger target failed to close so the conversion price was deemed to be $0.40 per common share.

The Company evaluated the embedded conversion feature in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging – Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the embedded conversion feature did not meet the definition of a liability and therefore did not account for it as a separate derivative liability. The embedded conversion feature was fair valued at $146,678 using the Black Scholes Method and recorded as loss on extinguishment of debt and offset to additional paid-in capital. The Company also charged the additional loan fees of $6,473 to loss on extinguishment of debt.

The Company evaluated the embedded conversion feature as the effective conversion rate based on the principal $252,473 was $0.40 per share which was less than the fair value of the Company’s stock price on the date of issuance and determined that a beneficial conversion feature was present at the issuance date. The beneficial conversion feature totaled $29,967 and was recorded as a debt discount and offset to additional paid-in capital.

The amendment also provided that at the lender’s request, the Company will issue one share of its Class A common stock for every dollar loaned. The total amount borrowed under this loan as of December 31, 2019 is $326,143, the Company recorded the obligation to issue 326,143 Class A common shares with a value of $135,144 as Class A common stock subscribed but not yet issued and debt discount.

Amendment 2 – November 26, 2019

The Company changed its merger target to Interlink Plus, Inc. (Interlink). On November 26, 2019, the $400,000 convertible loan agreement was amended again to change the conversion price to the lesser of $0.25 per common share or the offering price paid by unaffiliated investors for one share of Interlink common stock.

As of November 26, 2019, the amortized debt discount recorded as interest expense was $23,448, and upon execution of Amendment 2, the Company wrote off the remaining unamortized debt discount of $141,663 as loss on extinguishment of debt.

Upon execution of Amendment 2, a new embedded conversion feature was re-calculated as $110,281 which was charged to additional paid-in capital. The difference of $36,397 was offset against loss on extinguishment of debt.

The following table presents the components of the convertible debenture as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Short term portion	$326,143	$—
Long term portion	—	326,143
Total	$326,143	$326,143

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of March 31, 2020.

NOTE 11 – RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

The Company has borrowed funds for business operations from certain stockholders through convertible debt agreements that have remaining balances, including accrued interest amounting to $3,124,932 and $3,050,137 as of March 31, 2020 and December 31, 2019, respectively. The Company incurred interest expense for these convertible notes in the amounts of $74,795 and $73,973 for the three months ended March 31, 2020 and 2019, respectively.

One of the above stockholders and convertible note holders also assumed the Company’s corporate apartment lease at the beginning of 2020 for their own personal use. The Company wrote off the remaining balance of the right of use asset and lease liability, both amounting to $20,825.

As part of the reverse merger with Interlink Plus, Inc. on February 5, 2020, the Company assumed a $180,000 debt to Interlink’s controlling stockholder who the Company was also indebted to in the amount of $1,000,000. The $1,000,000 was exchanged as part of his purchase of 200,000 shares of Series B preferred stock. The $180,000 debt was retired as part of the issuance to him of 2,666,667 warrants to purchase the Company’s common stock. The warrants were recorded at their fair value (see Note 13). Due to the transaction being with a related party the gain/loss is charged to additional paid in capital and not to the statement of operations.

NOTE 12 – STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

The Company is authorized to issue 16,666,667 shares of its $0.0001 par value preferred stock.  As of March 31, 2020, and December 31, 2019, the Company had 30,667 and 0 shares of Series A convertible preferred stock issued and outstanding, respectively. As of March 31, 2020, and December 31, 2019, the Company had 200,000 and 0 shares of Series B convertible preferred stock issued and outstanding, respectively.

The Series A convertible preferred stock have a liquidation preference of $0.10 per share, have super voting rights of 100 votes per share, and each share of Series A may be converted into 100 shares of common stock.

On January 31, 2020, the Company filed a certificate of designation with the Nevada Secretary of State and designated 3,333,334 shares of Series B Convertible Preferred Stock. The terms of the Series B Convertible Preferred Stock are substantially similar to those of the Series A Convertible Preferred Stock, except that in the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series B Convertible Preferred Stock then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $1.00 per share of Series B Convertible Preferred Stock before any payment shall be made or any assets distributed to the holders of common stock or Series A Convertible Preferred Stock.

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

The Company evaluated the features of Convertible Preferred Stock under ASC 480, and classified them as permanent because the Convertible Preferred stock is not being mandatorily or contingently redeemable at the shareholder’ option and the liquidation preference that exist does not fall within the guidance of ASR 268.

Common stock

The Company is authorized to issue 316,666,667 shares of its $0.0001 par value common stock. As of March 31, 2020 and December 31, 2019, there were 112,131,578 and 101,882,647, respectively, shares of common stock issued and outstanding.

Three months ended March 31, 2019

During the three months ended March 31, 2019, the Company issued an aggregate of 2,800,000 Class B Shares with a value of $1,890,000 which were reserved for issuance as a common stock subscribed at December 31, 2018. These were issued for consulting services received during the year ended December 31, 2018.

During the three months ended March 31, 2019, the Company issued an aggregate of 37,605 in satisfaction of common stock subscribed of $25,000.

During the three months ended March 31, 2019, the Company issued 1,866,667 Class B Shares with a value of $1,240,960 in connection with a settlement with former employees upon the termination of their employment contracts.

Three months ended March 31, 2020

During the three months ended March 31, 2020, the Company issued an aggregate of 1,040,000 shares of its common stock for proceeds of $390,000.

During the three months ended March 31, 2020, the Company issued 40,000 shares of its common stock to satisfy common stock subscribed of $15,000.

During the three months ended March 31, 2020, the Company issued 4,000,000 shares of its common stock for consulting services valued at $1,500,000.

During the three months ended March 31, 2020, the Company issued 5,168,931 shares of its common stock and 30,667 shares of Preferred A shares as part of the merger with Interlink. The Company also assumed debt to a related party of $180,000 and accrued interest of $3,842 and charged $80,134 of legal expenses related to reverse merger charged to additional paid in capital.

During the three months ended March 31, 2020, the Company issued 200,000 shares of its Series B convertible preferred stock in exchange for (i) $1,000,000 in cash and (ii) loan and accrued interest forgiveness of $1,006,594. The fair value of the common stock into which the Series B convertible preferred stock is convertible was $9,600,000 on the date of issuance. The Company applied the guidance in ASC 470-20.

The allocated fair value of the Series B convertible preferred stock exceeded the $1,000,000 cash proceeds by $3,800,000 which was recorded by the Company as a deemed dividend.

During the three months ended March 31, 2020, the Company received $20,000 for common stock subscribed of 53,333 shares.

NOTE 13 – STOCK OPTIONS AND WARRANTS

Options

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from using the Company’s historical stock prices. The Company accounts for the expected life of options based on the contractual life of options for non-employees. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

The following table summarizes the stock option activity for the three months ended March 31, 2020:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	5,812,307	$0.7	8.41	$—
Grants	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2020	5,812,307	$0.7	8.16	$93,279
Exercisable at March 31, 2020	5,812,307	$0.7	8.16	$93,279

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.68 as of March 31, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at March 31, 2020:

Options Outstanding
		Weighted	Options
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.86	1,148,372	6.53	1,148,372
$0.66	4,663,935	8.59	4,663,935
Total	5,812,307	8.16	5,812,307

The stock-based compensation expense related to option grants was $0 and $27,898 three months ended March 31, 2020 and 2019, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$0.86	5,550,709	6.76	$0.86	5,550,709	6.76
$0.75	2,666,667	9.95	0.75	2,666,667	9.95

The following table summarizes the warrant activity for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2019	5,550,709	$0.86
Issued	2,666,667	0.75
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2020	8,217,376	$0.82

During first quarter 2020, the Company assumed a related party note of $180,000 and associated accrued interest of $3,842 as part of the reverse merger with Interlink. On March 11, 2020, the Company issued 2,666,667 warrants valued at $702,219 to retire the $180,000 debt and $5,563 of accrued liabilities.

The Company calculated the fair value of options issued using the Black-Scholes option pricing model, with the following assumptions:

March 31, 2020
Weighted average fair value of options granted	$0.2633
Expected life	10 years
Risk-free interest rate	0.82%
Expected volatility	48.46%
Expected dividends yield	0%
Forfeiture rate	0%

NOTE 14 – SUBSEQUENT EVENTS

Change in Number of Authorized and Outstanding Shares

On June 8, 2020, the Company filed a Certificate of Change pursuant to NRS 78.209 (the “Certificate of Change”) with the Nevada Secretary of State to implement a reverse split of the Company’s authorized and outstanding shares of capital stock on a 1 to 1.5 basis (the “Reverse Split”). In connection with the Reverse Split, the number of shares of capital stock the Company shall have the authority to issue decreased from 500,000,000 to 333,333,334 shares, and to correspondingly decrease the number of issued and outstanding shares of each class and series of capital stock. In accordance with and pursuant to the Reverse Split, the total number of shares of the class of capital stock designated as Common Stock that the Company shall have authority to issue will be decreased from 475,000,000 to 316,666,667 shares, and all issued and outstanding shares of Common Stock shall be correspondingly and proportionally decreased. In accordance with and pursuant to the Reverse Split, the total number of shares of the class of capital stock designated as Preferred Stock that the Company shall have authority to issue will be decreased from 25,000,000 to 16,666,667 shares, and all issued and outstanding shares of Preferred Stock shall be correspondingly and proportionally decreased. In accordance with and pursuant to the Reverse Split, the total number of shares of the series of Preferred Stock designated as Series A Convertible Preferred Stock that the Company shall have authority to issue will be decreased from 1,000,000 to 666,667 shares, and all issued and outstanding shares of Series A Convertible Preferred Stock shall be correspondingly and proportionally decreased. In accordance with and pursuant to the Reverse Split, the total number of shares of the series of Preferred Stock designated as Series B Convertible Preferred Stock that the Company shall have authority to issue will be decreased from 5,000,000 to 3,333,334 shares, and all issued and outstanding shares of Series B Convertible Preferred Stock shall be correspondingly and proportionally decreased.

In accordance with and pursuant to Nevada Revised Statutes (“NRS”) 78.207, the Reverse Split was undertaken by a resolution of the board of directors of the Company without obtaining the approval of the stockholders.

All share and per share amounts for the common stock have been retroactively restated to give effect to the reverse split.

Name Change in Connection with Merger

On May 22, 2020, the Company entered into another Plan of Merger with its wholly owned subsidiary, Loop Media, Inc. Under the Plan of Merger, Loop Media, Inc. merged into the Company becoming one entity. In connection with the Merger, the Company changed its name to Loop Media, Inc. The Company was the surviving entity in the Merger, and as such is permitted under NRS 92A.180 to amend its Articles of Incorporation to change its name if the amendment is set forth in Articles of Merger filed with the Nevada Secretary of State.

Stock Option Plan

On June 15, 2020, the board of directors of the Company adopted the Loop Media, Inc. 2020 Equity Incentive Compensation Plan (the Plan). Awards that may be granted under the Plan include: (a) Incentive Stock Options; (b) Non-qualified Stock Options; (c) Stock Appreciation Rights; (d) Restricted Awards; (e) Performance Share Awards; (f) Cash Awards; and (g) Other Equity-Based Awards. The Plan allows a total share reserve of no more than 12,000,000 shares of common stock for the grant of Awards. The Plan further provides that no more than 10,000,000 shares of Common Stock may be issued in the aggregate pursuant to the exercise of Incentive Stock Options (the “ISO Limit”).

Under the Plan, stock option awards of 1,000,000 and 1,500,000 shares, respectively were granted to two key employees on June 15, 2020. The options are intended to be Incentive Stock Options up to the point the fair market value of the vested shares determined on the grant date exceed $100,000. The vested shares or portions of shares thereafter will be treated as Non-Qualified Stock Options. The vesting period for both awards begin on July 1, 2020. The award of 1,000,000 option shares will vest 500,000 shares on July 1, 2020 and the remaining 500,000 shares will vest on January 1, 2021. The award of 1,500,000 option shares will vest ratably each month over a 36-month period.

Subsequent Contractual Arrangements

On April 16, 2020, the Company’s wholly owned subsidiary, Loop Media, Inc. (Loop) entered into a Framework Digital Distribution Agreement with Sony Music Entertainment (“SME”) to digitally distribute audio-visual musical recordings that it owns or controls in agreed forms to consumers via certain approved distribution channels. This agreement requires Loop to pay royalties and make minimum guaranteed payments,or advances, and includes marketing commitments, advertising inventory, and financial and data reporting obligations. Rights to sound recordings granted pursuant to this agreement are expected to account for a significant part of its streams in the foreseeable future. This license agreement has a duration of two years, is not automatically renewable, and applies to the United States, Canada, and certain Latin American countries. The license agreement also allows for the record label to terminate the agreement in certain circumstances, including, for example, Loop’s failure to timely pay sums due within a certain period, a breach of material terms, and in some situations which could constitute a “change of control” of Loop. This agreement provides that SME has the right to audit Loop for compliance with the terms of the agreement. Further, it contains a “most favored nation” provision, which requires that certain material contract terms be at least as favorable as the terms agreed to or will agree with any other record label. Future minimum guarantee payments are material and represent a significant portion of Loop’s contractual obligations and commercial commitments.

Payroll Protection Program and Economic Injury Disaster Loan Grant

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020 and provided for, among other things, the Payroll Protection Program (“PPP”). The CARES Act temporarily added the PPP Loan program to the U.S. Small Business Administration’s (“SBA”) 7(a) Loan Program and provides for the forgiveness of up to the full amount of qualifying loan plus accrued interest guaranteed under the program. Loop applied for and received on April 27, 2020, through a bank, $573,500 under this program. The loan provides for an annual interest rate of 1% and a term of two years from the date the proceeds were received. Payments of principal and interest are deferred for the period up to the determination of the forgiveness amount by the SBA. The program further provides that the payment of certain qualified expenses from the proceeds received can be eligible for loan forgiveness. The qualified payments must consist of at least 60% for payroll costs and the remaining amount up to a maximum of 40% can be used for certain non-payroll related costs such as mortgage interest, rent and utilities. The bank that issued the loan will determine how much of the loan will be forgiven based upon the information provided by the Company along with evidence of such costs. The $573,500 has been accounted for as a liability on Loop’s balance sheet as of June 30, 2020. Any amount that is forgiven will be accounted for as other income at the time the forgiveness is determined. Any amount that is not forgiven will remain on the balance sheet as a long-term liability and accrued interest. The remaining balance will be repaid with interest over the remaining term of the loan.

The CARES Act also provided that businesses affected by the Coronavirus pandemic would be eligible to apply for a loan under the Economic Injury Disaster Loan (“EIDL”) Program of the SBA. However, a business can only apply for a loan under PPP or EIDL, not both. Loop applied for an EIDL loan as well but accepted the PPP Loan and therefore was no longer eligible to borrow under the EIDL Program. However, as part of the EIDL loan application process, Loop was able to request a $10,000 grant from the EIDL Program. The grant does not have to be repaid as a result of not getting the EIDL. However, the $10,000 grant will be reduced against the amount of the PPP loan qualifying to be forgiven. The $10,000 EIDL grant has been recognized in Q2 2020.

COVID-19

The spread of a novel strain of coronavirus (COVID-19) around the world in the first half of 2020 has caused significant volatility in U.S. and international markets. The Company experienced a 17% decline in revenues in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, which was directly related to business closures of key customers.

Share Purchase Agreement

The Company entered into a Share Purchase Agreement dated August 1, 2020 for the private offer to a limited number of accredited investors of up to $6,500,000 worth of restricted shares of common stock of the Company at an issue price of $1.25 per share. The offer is ongoing and will remain open until October 31, 2020, unless earlier terminated or extended for an additional thirty (30) days in the sole discretion of the Company. The Shares are subject to restriction on resales until that date that is 365 days following the relevant closing date for any individual investor. As of October 20, 2020, the Company had raised an aggregate of $2,950,000 and issued 2,360,000 shares under the Share Purchase Agreement, with all but 344,000 shares issued prior to October 1.

Acquisition

On October 13, 2020, the Company acquired from SPKR INC., a Delaware corporation (“Seller”), the Seller’s Website and Internet Domain Name, Spkr.com (the “Website”) and a mobile application Seller developed (the “App”), available in the Apple Inc. IOS Store as Spkr: Curated Podcast Radio, and related assets (the Website, the App and all other assets associated with Seller’s audio network business that were acquired, the “Acquired Assets”) pursuant to an Asset Acquisition Agreement dated the same date (the “Purchase Agreement”) entered into by and between the Company, Seller and PTK Investments, LLC, a Delaware limited liability company (dba PTK Capital), in its capacity as the Seller representative under the Purchase Agreement (the “Acquisition”). The purchase price for the Acquired Assets consisted of consideration of 1,369,863 shares of the Company’s common stock, par value $0.0001 per share, (the “Shares”) valued at $3,000,000. The Shares were issued to the Seller on October 13, 2020. The Shares are subject to restriction on resales until that date that is one year following the closing of the Acquisition, or, if sooner, the date that is 90 days after the Company’s securities begin trading on the NASDAQ which is binding on any holder receiving any of the Shares from Seller.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

STATEMENT ON FORWARD-LOOKING INFORMATION

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read together with our financial statements and the notes to the financial statements, which are included in this report.

Overview

Loop Media, Inc. (f/k/a Interlink Plus, Inc.) (the “Company”) is a Nevada corporation. The Company was incorporated under the laws of the State of Nevada on May 11, 2015. On February 5, 2020, the Company and the Company’s wholly owned subsidiary, Loop Media Acquisition, Inc. (“Merger Sub”), a Delaware corporation, closed the Agreement and Plan of Merger (the “Merger Agreement”) with Loop Media, Inc.(“Loop”), a Delaware corporation. Pursuant to the Merger Agreement, Merger Sub merged with and into Loop with Loop as surviving entity and becoming a wholly-owned subsidiary of the Company (the “Merger”).

Pursuant to the Merger Agreement, the Company acquired 100% of the outstanding shares of Loop in exchange for 152,823,970 (number of shares is pre-stock split amount, the post stock split amount would be 101,882,647 shares) of the Company’s common stock at an exchange ratio of 1:1. Loop was incorporated on May 18, 2015 under the laws of the State of Delaware. As a result of such acquisition, the Company’s operations now are focused on premium short-form video for businesses and consumers.

In connection with the Merger, on February 6, 2020, the Company entered into a Purchase Agreement (the “Asset Purchase Agreement”) with Zixiao Chen (“Buyer”) for the purchase of assets relating to the Company’s two major business segments: travel agency assistance services and convention services (together, the “Business”). In consideration for the assets of the Business, Buyer transferred to the Company 2,000,000 shares of its common stock and agreed to assume and discharge any and all liabilities relating to the Business accruing up to the effective time of the Asset Purchase Agreement. The Shares will be retired and restored to the status of authorized and unissued shares.

Loops owns 100% of the capital stock of ScreenPlay. ScreenPlay is a combination of ScreenPlay, Inc. (“SPI”), a Washington corporation incorporated in 1991, and SPE, Inc. (“SPE”), a Washington corporation incorporated in 2008. ScreenPlay provides customized audiovisual environments that support integrated brand strategies for clients in the retail, hospitality, and business services markets, and for online content providers.

For accounting purposes, Loop was the surviving entity. The transaction was accounted for as a recapitalization of Loop pursuant to which Loop was treated as the accounting acquirer, surviving and continuing entity although the Company is the legal acquirer. The Company did not recognize goodwill or any intangible assets in connection with the Merger. Accordingly, the Company’s historical financial statements are those of Loop and its wholly-owned subsidiary, ScreenPlay, immediately following the consummation of this reverse merger transaction.

On June 8, 2020, a 1 for 1.5 reverse stock split of the Company’s common stock became effective. All share and per share information in the accompanying unaudited condensed consolidated financial statements and footnotes has been retroactively adjusted for the effects of the reverse split for all periods presented.

Recent Developments

COVID-19

The spread of COVID-19 around the world is affecting the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions in staffing, order fulfillment and demand for product. In addition, the COVID-19 pandemic may affect our revenue significantly. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change.

The Company has experienced a 17% decline in revenue in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, which was directly related to the impact our customers had from Covid-19 from business closures and reduced operations. We have implemented certain mitigation measures such as temporary salary reductions, staff reductions and other cost cutting activities.

As COVID-19 continues to evolve, the extent to which the coronavirus impacts operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. The Company continues to monitor the pandemic and particular, the extent to which the continued spread of the virus adversely affects our customer base and therefore revenue. As the COVID-19 pandemic is complex and rapidly evolving, the Company’s plans as described above may change. At this point, the Company cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on the business, results of operations, financial position and cash flows.

First Amendment of terms of the convertible denture from a founder and former officer

The Company amended the terms of the convertible note on October 22, 2020 to provide for the unpaid interest accrued through May 31, 2020 plus the unpaid principal and interest payments from June 1, 2020 to October 1, 2020 amounting to $83,825 to be paid on the date of this agreement. In addition, the amendment required that the Company pay on October 22, 2020, $28,587 of the outstanding balance of accrued expenses due to the founder and former officer in the amount of $67,000 for a total payment of $112,412. The $112,412 was paid on October 22, 2020. The amendment further provides that the remaining balance of the $67,000 owed or $38,412 would be paid on March 31, 2021. Additionally, the amendment provides that the November 1, 2020 payment will be deferred to December 1, 2020 while the terms of the conversion are discussed further. If the convertible note is not converted into the Company’s common stock by November 30, 2020, then the terms of the original note will resume on December 1, 2020. If the convertible note of the founder and former officer is converted by November 30, 2020, the balance of $257,676 will convert into 429,459 shares of the Company’s stock based upon an exercise price of $0.60.

Second Amendment of terms of Convertible debentures with related parties

The Company entered into a second amendment of the convertible note on October 23, 2020. The second amendment provides for payment to be made for the unpaid interest accrued at 18% per annum (default rate) through October 23, 2020 amounting to $179,803 by making a cash payment of $97,979 and increasing the principal amount of the convertible note by $81,824. The second amendment further provides that interest will accrue from October 23, 2020 to March 31, 2021 at 12.5% per annum and will be paid monthly in arrears beginning November 1, 2020. Beginning April 1, 2021, the Company will pay equal monthly installments of principal and interest computed at 10% per annum through December 1, 2023.

Stock Option Plan

On June 15, 2020, the board of directors of Loop adopted the Loop Media, Inc. 2020 Equity Incentive Compensation Plan (the Plan). Awards that may be granted under the Plan include: (a) Incentive Stock Options; (b) Non-qualified Stock Options; (c) Stock Appreciation Rights; (d) Restricted Awards; (e) Performance Share Awards; (f) Cash Awards; and (g) Other Equity-Based Awards. The Plan allows a total share reserve of no more than 12,000,000 shares of common stock for the grant of Awards. The Plan further provides that no more than 10,000,000 shares of Common Stock may be issued in the aggregate pursuant to the exercise of Incentive Stock Options (the “ISO Limit”).

Under the Plan, stock option awards of 1,000,000 and 1,500,000 shares, respectively were granted to two key employees on June 15, 2020. The options are intended to be Incentive Stock Options up to the point the fair market value of the vested shares determined on the grant date exceed $100,000. The vested shares or portions of shares thereafter will be treated as Non-Qualified Stock Options. The vesting period for both awards begin on July 1, 2020. The award of 1,000,000 option shares will vest 500,000 shares on July 1, 2020 and the remaining 500,000 shares will vest on January 1, 2021. The award of 1,500,000 option shares will vest ratably each month over a 36-month period.

Subsequent Contractual Arrangements

On April 16, 2020, the Company entered into a license agreement with Sony Music Entertainment (“SME”) to digitally distribute audio-visual musical recordings that it owns or controls in agreed forms to consumers via certain approved distribution channels. This agreement requires the Company to pay royalties and make minimum guaranteed payments, and includes marketing commitments, advertising inventory, and financial and data reporting obligations. Rights to sound recordings granted pursuant to this agreement are expected to account for a significant part of its streams in the foreseeable future. This license agreement has a duration of two years, is not automatically renewable, and applies to the United States, Canada, and certain Latin American countries. The license agreement also allows for the record label to terminate the agreement in certain circumstances, including, for example, the Company’s failure to timely pay sums due within a certain period, a breach of material terms, and in some situations which could constitute a “change of control” of the Company. This agreement provides that SME has the right to audit the Company for compliance with the terms of the agreement. Further, it contains a “most favored nation” provision, which requires that certain material contract terms be at least as favorable as the terms agreed to or will agree with any other record label. Future minimum guarantee payments are material and represent a significant portion of the Company’s contractual obligations and commercial commitments.

Payroll Protection Program and Economic Injury Disaster Loan Grant

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020 and provided for, among other things, the Payroll Protection Program (“PPP”). The CARES Act temporarily added the PPP Loan program to the U.S. Small Business Administration’s (“SBA”) 7(a) Loan Program and provides for the forgiveness of up to the full amount of qualifying loan plus accrued interest guaranteed under the program. Loop applied for and received on April 27, 2020, through a bank, $573,500 under this program. The loan provides for an annual interest rate of 1% and a term of two years from the date the proceeds were received. Payments of principal and interest are deferred for the period up to the determination of the forgiveness amount by the SBA. The program further provides that the payment of certain qualified expenses from the proceeds received can be eligible for loan forgiveness. The qualified payments must consist of at least 60% for payroll costs and the remaining amount up to a maximum of 40% can be used for certain non-payroll related costs such as mortgage interest, rent and utilities. The bank that issued the loan will determine how much of the loan will be forgiven based upon the information provided by the Company along with evidence of such costs. The $573,500 has been accounted for as a liability on Loop’s balance sheet as of June 30, 2020. Any amount that is forgiven will be accounted for as other income at the time the forgiveness is determined. Any amount that is not forgiven will remain on the balance sheet as a long-term liability and accrued interest. The remaining balance will be repaid with interest over the remaining term of the loan.

The CARES Act also provided that businesses affected by the Coronavirus pandemic would be eligible to apply for a loan under the Economic Injury Disaster Loan (“EIDL”) Program of the SBA. However, a business can only apply for a loan under PPP or EIDL, not both. Loop applied for an EIDL loan as well but accepted the PPP Loan and therefore was no longer eligible to borrow under the EIDL Program. However, as part of the EIDL loan application process, Loop was able to request a $10,000 grant from the EIDL Program. The grant does not have to be repaid as a result of not getting the EIDL. However, the $10,000 grant will be reduced against the amount of the PPP loan qualifying to be forgiven. The $10,000 EIDL grant has been recognized in Q2 2020.

Share Purchase Agreement

The Company entered into a Share Purchase Agreement dated August 1, 2020 for the private offer to a limited number of accredited investors of up to $6,500,000 worth of restricted shares of common stock of the Company at an issue price of $1.25 per share. The offer is ongoing and will remain open until October 31, 2020, unless earlier terminated or extended for an additional thirty (30) days in the sole discretion of the Company. The Shares are subject to restriction on resales until that date that is 365 days following the relevant closing date for any individual investor. As of October 20, 2020 the Company had raised an aggregate of $2,950,000 and issued 2,360,000 shares under the Share Purchase Agreement, with all but 344,000 shares issued prior to October 1.

Acquisition

On October 13, 2020, the Company acquired from SPKR INC., a Delaware corporation (“Seller”), the Seller’s Website and Internet Domain Name, Spkr.com (the “Website”) and a mobile application Seller developed (the “App”), available in the Apple Inc. IOS Store as Spkr: Curated Podcast Radio, and related assets (the Website, the App and all other assets associated with Seller’s audio network business that were acquired, the “Acquired Assets”) pursuant to an Asset Acquisition Agreement dated the same date (the “Purchase Agreement”) entered into by and between the Company, Seller and PTK Investments, LLC, a Delaware limited liability company (dba PTK Capital), in its capacity as the Seller representative under the Purchase Agreement (the “Acquisition”). The purchase price for the Acquired Assets consisted of consideration of 1,369,863 shares of the Company’s common stock, par value $0.0001 per share, (the “Shares”) valued at $3,000,000. The Shares were issued to the Seller on October 13, 2020. The Shares are subject to restriction on resales until that date that is one year following the closing of the Acquisition, or, if sooner, the date that is 90 days after the Company’s securities begin trading on the NASDAQ which is binding on any holder receiving any of the Shares from Seller.

Off Balance sheet arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

Use of Estimates and Assumptions

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in the fair value of stock-based compensation, the fair value of other equity and debt instruments, right-of-use assets, lease liabilities, and allowance for doubtful accounts.

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from delivery of streaming services, delivery of subscription content services in customized formats, and delivery of hardware and ongoing content delivery through software and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s consolidated financial statements for the cumulative impact of applying this new standard, therefore there was no cumulative effect adjustment required. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company expects to receive in exchange for those products. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of the Company’s products and services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

Performance Obligations and Significant Judgments

The Company’s revenue streams can be categorized into the following performance obligations and recognition patterns:

●	Delivery of streaming services including content encoding and hosting. The Company recognizes revenue over the term of the service based on bandwidth usage.
●	Delivery of subscription content services in customized formats. The Company recognizes revenue over the term of the service.
●	Delivery of hardware for ongoing subscription content delivery through software. The Company recognizes revenue at the point of hardware delivery.

Transaction prices for performance obligations are explicitly outlined in relevant agreements; therefore, the Company does not believe that significant judgments are required with respect to the determination of the transaction price, including any variable consideration identified.

Cost of revenue

Cost of revenue represents the cost of delivered hardware and bundled software and is recognized at the time of sale. For ongoing licensing and hosting fees, cost of sales is recognized over time based on usage patterns.

Stock Based Compensation

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The Company measures the fair value of the share-based compensation issued to non-employees using the stock price observed in the trading market (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Leases

The Company determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also consists of any prepaid lease payments and deferred rent liabilities. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. The Company has lease agreements which require payments for lease and non-lease components and has elected to account for these as a single lease component.

Results of Operations

For the Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

Three months ended March 31,	2020	2019	$ variance	% variance

Content and streaming services	$383,541	$433,272	$(49,731)	-11%
Content subscription services	411,029	364,335	46,694	13%
Hardware for ongoing subscription content	31,818	52,703	(20,885)	-40%
Total revenue	826,388	850,310	(23,922)	-3%
Cost of revenue	212,259	205,321	6,938	3%
Gross Profit	614,129	644,989	(30,860)	-5%
Operating expenses:
Selling, general administration	3,058,653	2,959,559	99,094	3%
Total Operating expenses	3,058,653	2,959,559	99,094	3%
Loss from Operations	(2,444,524)	(2,314,570)	(129,954)	6%
Other income (expense)
Interest income	1,284	1,245	39	3%
Interest expense	(247,441)	(237,641)	(9,800)	4%
Gain on settlement of obligations	—	6,416	(6,416)	-100%
Inducement expense	(3,793,406)	—	(3,793,406)	100%
Total Other income (expense)	(4,039,563)	(229,980)	(3,809,583)	1656%
Provision for income taxes	—	—	—	0%
Net loss	$(6,484,087)	$(2,544,550)	$(3,939,537)	155%

Revenues

The Company experienced a 3% decline in revenue in the first quarter of 2020 versus 2019. This decrease is a primarily a result of the Company billing its customers for content and streaming services based on bandwidth rather than subscriptions on demand and advertising on demand which is the direction the industry is moving to. Revenue from content and streaming services fell from $433,272 recognized in 2019 to $383,541 in 2020, or 11%. The Company is starting to move in this direction and recognized $27,500 in advertising revenue in 2020. The Company’s customer base for subscription services includes restaurants, bars and to a lesser extent cruise ships and casinos and demand for this service remains high. Revenue from this service has grown to $411,029 in 2020 from $364,335 in 2019, or 13%. Hardware sales has decreased from $52,703 recognized in 2019 to $31,818 in 2020 or 40%. This is to be expected as the Company transitions from providing the streaming service on on-site PC equipment to an internet-based service.

Cost of revenue

The cost of revenue increased from $205,321 in 2019 to $212,259 in 2020, or 3%. The cost of production and content licensing increased by $55,662 from 2019 to 2020 as more emphasis has been placed on service delivery and production capabilities. Hosting expense fell from $51,702 in 2019 to $24,778 in 2020 and the cost of equipment sold for hardware sales decreased by $17,521 from 2019 to 2020.

Total Operating Expenses

Total operating expense increased by $99,094 from 2019 to 2020. This was primarily due to an increase in accounting fees by $201,411 for fees incurred for the audit of 2019 and 2018 which were not incurred in 2019. The Company recognized $231,142 more in share-based compensation in 2020 than 2019, primarily due to shares issued to contractors for services received and option expense recognized in 2019 and not in the first quarter of 2020. In 2019, the Company incurred acquisition expenses of $262,200 associated with the Company’s acquisition of ScreenPlay, Inc. and SPE, Inc. that was not recognized in 2020. Payroll cost decreased $67,054 from 2019 due to employee turnover. In addition, marketing expenses declined in the first quarter of 2020 by almost $4,635 from the same period in 2019.

Other income and expenses

There was an increase in other expense of $3,809,583 from 2019 to 2020. This occurred because in 2020 the Company had an additional $1,326,000 of loans outstanding in the first quarter 2020 than in the first quarter 2019 resulting in more interest expense of $9,800, gain recognized from the settlement of obligations of $6,416 in 2019 that did not occur in 2020 and an inducement expense of $3,793,406 related to the issuance of 200,000 shares of Series B convertible preferred stock for cash and induced debt extinguishment.

 Net Loss

The Company’s net loss in the first quarter of 2020 increased an additional $3,939,537 over the net loss for the same period in 2019 partly due to an increase in operating expenses of $99,094 for costs incurred to have an audit of the 2018 and 2019 financial statements performed, legal fees to raise capital and costs to subcontractors to develop the Company’s consumer based platform. Also impacting the net loss is the $3,809,583 increase in other income and expense as described above as well as the reduction in gross profit of $30,860.

Liquidity and Capital Resources

As of March 31, 2020, the Company had cash of approximately $1,174,000. The following table provides a summary of the Company’s net cash flows from operating, investing, and financing activities.

	Three months ended
	March 31, 2020	March 31, 2019
Net cash used in operating activities	$(1,168,905)	$(992,348)
Net cash used in investing activities	1,434	(11,342)
Net cash provided by financing activities	1,329,866	(2,373,286)
Change in cash	162,395	(3,376,976)
Cash, beginning of period	1,011,445	3,838,661
Cash, end of period	$1,173,840	$461,685

The Company has historically sought and continues to seek financing from private sources to move its business plan forward. In order to satisfy the financial commitments, the Company had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

For the next twelve months, the Company anticipates that it will need to supplement its revenues with additional capital investment or debt to ensure that the Company will have adequate cash to provide the minimum operating cash requirements to continue as a going concern. There can be no guarantee or assurance that the Company can raise adequate capital from outside sources. If the Company is unable to raise funds when required or on acceptable terms, it has to significantly scale back, or discontinue its operations.

Net Cash Flow from Operating Activities

There was approximately $176,000 more cash spent for operations in the first quarter of 2020 than in the same period in 2019. This was necessary to pay for additional accounting fees associated with the merger into a public company and the requirements that come with that such as having an audit done for two years. Additional funds were also spent on building up the operations of the Company to provide the necessary support to sustain the expected future revenue growth.

Net Cash Flow from Investing Activities

Investing activities consisted of the receiving payments on Note receivable in both 2020 and 2019. In 2019 the Company spent $12,719 for the purchase of equipment.

Net Cash Flow from Financing Activities

In the first quarter of 2020, the Company raised $1,410,000 in new capital to continue strengthening its operations and building its organization, less $80,134 to pay for additional legal fees and other costs associated with the merger into a public company. In first quarter 2019, the company repaid stockholders loans in the amount of $348,286 and also paid down on the payable on acquisition in the amount of $2,025,000.

Going Concern

As of March 31, 2020, the Company had cash of $1,173,840 and an accumulated deficit of $28,815,933. During the three months ended March 31, 2020, the Company used net cash in operating activities of $1,168,905. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s primary source of operating funds since inception has been cash proceeds from debt and equity financing. The ability of the Company to continue as a going concern is dependent upon its ability to generate sufficient revenue and its ability to raise additional funds by way of a debt and equity financing.

Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

See the Company’s discussion under Note 2-Significant Accounting Policies in its financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required.

Item 4. Controls and Procedures

(i)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2020. Notwithstanding the material weaknesses that was identified as of December 31, 2019 and continued to exist at March 31, 2020, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Material Weaknesses and Management’s Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were identified in the normal course as of December 31, 2019 and continued to exist as of March 31, 2020:

●	The Company failed to maintain an effective control environment and had insufficient oversight of the design and operating effectiveness of the Company’s disclosure controls and internal controls over financial reporting;

●	The Company failed to maintain effective controls over the period-end financial reporting process, including controls with respect to preparation of provision for income taxes, journal entries, and account reconciliations. Journal entries, both recurring and nonrecurring, were not always accompanied by sufficient supporting documentation and were not adequately reviewed and approved for validity, completeness and accuracy;

●	The Company did not maintain proper segregation of duties. In certain instances, persons responsible to review transactions for validity, completeness and accuracy were also responsible for preparation; and

●	The Company’s financial reporting team did not possess the requisite skill sets, knowledge, education or experience to prepare the financial statements and notes to the financial statements in accordance with US GAAP, or to review the financial statements and notes to the financial statements prepared by the external consultants and professionals to ensure accuracy and completeness.

We have concluded that these material weaknesses arose because, as a previously private company, we did not have the necessary business processes, systems, personnel and related internal controls. During the year ended December 31, 2019, we began to undertake measures to address material weaknesses in our internal controls. In particular, during March 2020, we engaged an outside advisory and consulting firm with expertise in preparation of financial statements. We will continue to take steps to remediate these material weaknesses, including:

●	We intend to implement a procedure that ensures timely review of the financial statements, notes to our financial statements, and our Annual and Quarterly Reports on Forms 10-K and 10-Q by our chief executive officer, chief financial officer, and our board of directors, prior to filing with the SEC;

●	We intend to design and implement a formalized financial reporting process that includes balance sheet reconciliations, properly prepared, supported and reviewed journal entries, properly segregated duties, and properly completed and approved close checklist and calendar;

●	We intend to hire additional experienced individuals to prepare and approve the consolidated financial statements and footnote disclosures in accordance with US GAAP;

●	We have relied and will continue to rely upon outside professionals to assist with our external reporting requirements to ensure timely filing of our required reports with the SEC; and

●	We intend to initiate efforts to ensure our employees understand the continued importance of internal controls and compliance with corporate policies and procedures.

(ii)	Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management intends to implement certain remediation steps to address the material weaknesses described above. However, management has not yet implemented those remediation steps and expects remediation efforts to continue through the remainder of fiscal year 2020.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company, threatened against or affecting our Company, or our common stock, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We are not required to provide the information required by this Item due to the fact we are a “smaller reporting company.” However, as a result of the merger in February 2020, our business is different and we believe our new business, and ownership of our common stock, is subject to numerous risks and uncertainties, including, but not limited to, the following:

●	your ability to sell your common shares at or above the price you bought them for due to the failure of an active, liquid, and orderly market for our common shares to develop or be sustained;

●	our ability to attract prospective business and users and to retain existing business and users;

●	our dependence upon third-party licenses for video recordings and musical compositions;

●	our ability to comply with the many complex license agreements to which we are a party;

●	our ability to generate enough revenue to be profitable or to generate positive cash flow on a sustained basis;

●	our lack of control over the providers of our content and their effect on our access to music videos and other content;

●	our ability to accurately estimate the amounts payable under our license agreements;

●	the limitations on our operating flexibility due to the minimum guarantees required under certain of our license agreements;

●	our ability to obtain accurate and comprehensive information about music compositions in order to obtain necessary licenses or perform obligations under our existing license agreements;

●	potential breaches of our security systems; and

●	assertions by third parties of infringement or other violations by us of their intellectual property rights.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Between February 12 and 20, 2020, we sold an aggregate of 860,000 shares of our common stock to a total of seven accredited investors at a price of $0.25 per share for an aggregate purchase price of $215,000. The offers, sales and issuances of such common stock were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof and represented to us that they could bear the risks of the investment and could hold the securities for an indefinite period of time, and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions represented to us in connection with their purchase that they were an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

As part of the reverse merger on February 5, 2020, we assumed a promissory note in favor of the Bruce A Cassidy 2013 Irrevocable Trust (the “Trust”) in the principal amount of $180,000, which accrued interest at 10% per annum and was payable in full on May 20, 2020 (the “Note”). On March 11, 2020, the Trust agreed to cancel the Note and we agreed to grant the Trust a warrant to purchase 2,666,667 shares of our common stock at an exercise price of $0.75 per share (the “Warrant”) in lieu of repaying any principal or accrued and unpaid interest due under the Note. As of March 11, 2020, the outstanding principal and accrued and unpaid interest owed under the Note was $185,563. The offer and grant of the Warrant were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The Trust acquired the Warrant for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the Warrant. Bruce Cassidy, a member of our board of directors, is the sole beneficiary, with his wife, under the Trust and is therefore an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

Item 3.	Defaults Upon Senior Securities.

There were no material defaults regarding payments of principal and interest that exceeded 5% of the total assets of the Company.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Exhibit Description

2.1

Agreement and Plan of Merger with Interlink Plus, Inc., Loop Media Acquisition, Inc. and Loop Media, Inc. dated January 3, 2020 (previously filed on January 6, 2020 as Exhibit 2.1 of the Current Report on Form 8-K)

2.2	Purchase Agreement by and between Interlink Plus, Inc. and Zixiao Chen, dated February 6, 2020 (previously filed on February 7, 2020 as Exhibit 2.2 of the Current Report on Form 8-K)

2.3	Plan of Merger between Interlink Plus, Inc. and Loop Media, Inc. dated May 22, 2020 (previously filed on June 11, 2020 as Exhibit 2.1 of the Current Report on Form 8-K)

2.4	Certificate of Ownership and Merger filed with the Delaware Secretary of State on June 8, 2020 (previously filed on June 11, 2020 as Exhibit 2.2 of the Current Report on Form 8-K)

2.5	Articles of Merger filed with the Nevada Secretary of State on June 9, 2020 (previously filed on June 11, 2020 as Exhibit 3.2 of the Current Report on Form 8-K)

3.1	Articles of Incorporation, as amended to date

3.2	Bylaws (previously filed on July 31, 2015 as Exhibit 3.3 of the Form S-1 Registration Statement)

4.1	Form of Warrant (previously filed on February 7, 2020 as Exhibit 4.1 of the Current Report on Form 8-K)

4.2	Form of First Amended and Restated Convertible Promissory Note (previously filed on February 7, 2020 as Exhibit 4.2 of the Current Report on Form 8-K)

10.1	Restricted Stock Purchase Agreement by and between Interlink Plus, Inc. and Bruce A Cassidy 2013 Irrevocable Trust, dated February 5, 2020 (previously filed on February 7, 2020 as Exhibit 10.1 of the Current Report on Form 8-K)

10.2

10.3

10.4

31.1	Certification of Principal Executive Office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2020.

Loop Media, Inc., a Nevada corporation
(Registrant)

By:	/s/ Jon Niermann
Jon Niermann
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James Cerna
James Cerna
Chief Financial Officer
(Principal Financial and Accounting Officer)