Form 10-Q
period 2020-06-30
Loop Media, Inc.
filed 2020-11-06
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

As of November 2, 2020, the registrant had 115,914,897 shares of common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1	Financial Statements.

LOOP MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets
Cash	$649,262	$1,011,445
Accounts receivable	599,075	673,971
Inventory	76,610	28,395
Prepaid expenses and other current assets	84,306	13,697
Prepaid income taxes	118,543	118,283
Operating lease right-of-use assets – current	141,269	155,868
Note receivable – current	10,215	10,215
Total current assets	1,679,280	2,011,874

Non-current assets
Deposit	246,831	19,831
Property and equipment, net	32,846	28,027
Operating lease right-of-use assets	274,686	347,076
Intangible assets, net	1,015,972	1,128,555
Note receivable	99,446	102,318
Goodwill	583,086	583,086
Total non-current assets	2,252,867	2,208,893
Total assets	$3,932,147	$4,220,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$954,560	$1,044,795
Payable on acquisition	250,125	250,125
Loans payable	—	1,000,000
Deferred income	67,189	116,440
Convertible debt related party – current	258,645	—
Convertible debt – current, net of unamortized discount of $21,021 and $0 as of June 30, 2020 and December 31, 2019, respectively	591,942	—
Lease liability – current	135,520	147,458
Total current liabilities	2,257,981	2,558,818

Non-current liabilities
Convertible debt – related party, net of unamortized discount of $2,061,884 and $2,360,898 as of June 30, 2020 and December 31, 2019, respectively	829,882	639,102
Convertible debt, net of unamortized discount of $0 and $24,291 as of June 30, 2020 and December 31, 2019, respectively	—	588,852
Note payable – non-current	573,500	—
Lease liability	286,748	360,369
Total non-current liabilities	1,690,130	1,588,323
Total liabilities	3,948,111	4,147,141

Commitments and Contingencies (Note 11)	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Convertible Preferred stock, $0.0001 par value, 666,667 shares authorized, 30,667 and 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	3	—
Series B Convertible Preferred stock, $0.0001 par value, 3,333,334 shares authorized, 200,000 and 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	20	—
Common Stock, $0.0001 par value, 316,666,667 shares authorized, 112,131,578 and 101,882,647 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	11,213	10,188
Common stock subscribed and not yet issued	155,144	150,144
Additional paid-in capital	33,835,883	26,038,546
Accumulated deficit	(34,018,227)	(26,125,252)
Total stockholders’ equity (deficit)	(15,964)	73,626
Total liabilities and stockholders’ equity	$3,932,147	$4,220,767

See the accompanying notes to the unaudited condensed consolidated financial statements

LOOP MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total revenue	$635,740	$818,589	$1,462,128	$1,668,899
Cost of revenue	172,661	234,875	384,920	440,196
Gross Profit	463,079	583,714	1,077,208	1,228,703

Operating expenses
Selling, general and administrative	1,638,038	1,185,281	4,696,691	4,144,840
Total Operating Expenses	1,638,038	1,185,281	4,696,691	4,144,840
Loss from Operations	(1,174,959)	(601,567)	(3,619,483)	(2,916,137)

Other income (expense)
Interest income	1,175	1,167	2,459	2,412
Interest expense	(245,104)	(242,564)	(492,545)	(480,205)
Loss on settlement of obligations	—	(26,195)	—	(19,779)
Inducement expense	—	—	(3,793,406)	—
Other income	10,000	—	10,000	—
Total Other Expense	(233,929)	(267,592)	(4,273,492)	(497,572)

Income tax expense	—	—	—	—

Net Loss	$(1,408,888)	$(869,159)	$(7,892,975)	$(3,413,709)

Deemed dividend	—	—	(3,800,000)	—

Net loss attributable to common stockholders	—	—	(11,692,975)	—

Net loss per common share – basic and diluted	(0.01)	(0.01)	(0.11)	(0.05)
Weighted average number of common shares outstanding – basic and diluted	112,131,578	65,396,996	110,424,073	63,805,349

See the accompanying notes to the unaudited condensed consolidated financial statements.

LOOP MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

	Preferred Stock A		Preferred Stock B		Common Stock		Common Stock Subscribed		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Class A	Class B	Capital	Deficit	Total
BALANCES, December 31, 2019	—	$—	—	$—	101,882,647	$10,188	$150,144	$—	$26,038,546	$(26,125,252)	$73,626
Shares issued for cash	—	—	—	—	1,040,000	104	—	—	389,896	—	390,000
Cash received for common stock subscribed	—	—	—	—	—	—	20,000	—	—	—	20,000
Common stock subscribed issued	—	—	—	—	40,000	4	(15,000)	—	14,996	—	—
Shares issued for consulting fees	—	—	—	—	4,000,000	400		—	1,499,600	—	1,500,000
Shares issued in connection with reverse merger	30,667	3	—	—	5,168,931	517	—	—	(264,496)	—	(263,976)
Shares issued for cash	—	—	100,000	10	—	—	—	—	4,799,990	—	4,800,000
Shares issued for debt settlement	—	—	100,000	10	—	—	—	—	4,799,990	—	4,800,000
Warrants issued for settlement of debt with related party	—	—	—	—	—	—	—	—	185,563	—	185,563
Deemed Dividend									(3,800,000)		(3,800,000)
Net loss	—	—	—	—	—	—	—	—	—	(6,484,087)	(6,484,087)
BALANCES, March 31, 2020	30,667	$3	200,000	$20	112,131,578	$11,213	$155,144	$—	$33,664,085	$(32,609,339)	$1,221,126
Stock-based compensation									171,798		171,798
Net loss										(1,408,888)	(1,408,888)
BALANCES, June 30, 2020	30,667	$3	200,000	$20	112,131,578	$11,213	$155,144	$—	$33,835,883	$(34,018,227)	$(15,964)

See the accompanying notes to the unaudited condensed consolidated financial statements.

LOOP MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE, 2019

(Unaudited)

	Common Stock - Class A		Common Stock - Class B		Common Stock Subscribed		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Class A	Class B	Capital	Deficit	Total
BALANCES, December 31, 2018	50,907,418	$5,091	9,755,304	$976	$92,000	$1,890,000	$15,191,173	$(14,613,510)	$2,565,730
Common stock subscribed issued	37,605	4	—	—	(25,000)	—	24,996	—	—
Shares issued for services	—	—	2,800,000	280	—	(1,890,000)	1,889,720	—	—
Shares issued for employment settlement	—	—	1,866,667	187	—	—	1,240,773	—	1,240,960
Share-based compensation	—	—	—	—	—	—	27,898	—	27,898
Net loss	—	—	—	—	—	—	—	(2,544,550)	(2,544,550)
BALANCES, March 31, 2019	50,945,023	$5,095	14,421,971	$1,443	$67,000	$—	$18,374,560	$(17,158,060)	$1,290,038
Shares issued for cash	—	—	45,127	5	—	—	29,995	—	30,000
Shares issued for debt settlement	—	—	37,605	4	—	—	24,996	—	25,000
Stock-based compensation	—	—	—	—	—	—	27,898	—	27,898
Net loss	—	—	—	—	—	—	—	(869,159)	(869,159)
BALANCES, June 30, 2019	50,945,023	$5,095	14,504,703	$1,452	$67,000	$—	$18,457,449	$(18,027,219)	$503,777

See the accompanying notes to the unaudited condensed consolidated financial statements.

LOOP MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,892,975)	$(3,413,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	302,104	300,444
Depreciation and amortization expense	118,363	110,548
Amortization of right-to-use asset	66,165	127,598
Stock-based compensation	1,671,798	1,296,756
Gain/(loss) on settlement of obligations	—	19,779
Inducement expense	3,793,406	—
Changes in operating assets and liabilities:
Accounts receivable	74,896	83,454
Inventory	(48,215)	(6,674)
Prepaid expenses and other current assets	(70,609)	36,150
Prepaid income tax	(260)	(119,500)
Deposit	(227,000)	(3,807)
Accounts payable and accrued liabilities	68,491	423,245
Income tax payable	—	(800)
Operating lease liabilities	(64,735)	(125,233)
Deferred income	(49,251)	(58,692)
CASH USED IN OPERATING ACTIVITIES	(2,257,822)	(1,330,441)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(10,599)	(18,305)
Repayment of note receivable	2,872	2,768
CASH USED IN INVESTING ACTIVITIES	(7,727)	(15,537)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from PPP loan	573,500	—
Cash paid on payable on acquisition	—	(2,025,000)
Repayment of stockholder loans	—	(348,286)
Reverse merger cost	(80,134)	—
Proceeds received for common stock subscribed	20,000	—
Proceeds from issuance of shares	390,000	30,000
Proceeds received for preferred shares	1,000,000	—
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,903,366	(2,343,286)

Change in cash and cash equivalents	(362,183)	(3,689,264)

Cash, beginning of period	1,011,445	3,838,661

Cash, end of period	$649,262	$149,397

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$27,175	$37,500
Cash paid for income taxes	$260	$120,300

NON-CASH TRANSACTIONS
Shares issued in connection with reverse merger	$517	$—
Preferred shares issued in connection with reverse merger	$3	$—
Preferred Shares issued for debt settlement	$20	$—
Debt and accrued interest exchanged as part of debt settlement	$1,006,594	$—
Assumption of lease by related party	$20,825	$—
Assumption of debt part of reverse merger	$183,842	$—
Warrants issued to extinguish debt with related party	$185,563	$—
Right of use assets upon the adoption of ASC 842	$—	$444,112
Addition of new leases accounted for under ASC 842	$—	$75,274
Accrued interest rolled into convertible note	$150,411	$—
Deemed dividend	$3,800,000	$—
Shares issued for common stock subscribed	$15,000	$1,915,000

See the accompanying notes to the unaudited condensed consolidated financial statements.

LOOP MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 1 – BUSINESS

Loop Media Inc. (f/k/a Interlink Plus, Inc.) (the “Company”) is a Nevada corporation. The Company was incorporated under the laws of the State of Nevada on May 11, 2015. On February 5, 2020, the Company and the Company’s wholly owned subsidiary, Loop Media Acquisition, Inc. (“Merger Sub”), a Delaware corporation, closed the Agreement and Plan of Merger (the “Merger Agreement”) with Loop Media, Inc. (“Loop”), a Delaware corporation. Pursuant to the Merger Agreement, Merger Sub merged with and into Loop with Loop as surviving entity and becoming a wholly-owned subsidiary of the Company (the “Merger”).

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

Going Concern and Management’s Plans

As of June 30, 2020, the Company had cash of $649,262 and an accumulated deficit of $30,224,821. During the six months ended June 30, 2020, the Company used net cash in operating activities of $2,257,822. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the unaudited condensed consolidated financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Current Report on Form 8-K/A (Amendment No. 1), filed with the Securities and Exchange Commission (“SEC”) on September 28, 2020.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Screenplay. All inter-company transactions and balances have been eliminated on consolidation.

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

Concentration of Credit Risk

The Company grants credit in the normal course of business to their customers. Periodically, the Company reviews past due accounts and makes decisions about future credit on a customer by customer basis. Credit risk is the risk that one party to a financial instrument will cause a loss for the other party by failing to discharge an obligation. As of June 30, 2020 and December 31, 2019, the Company is exposed to credit risk to the extent that its clients become unable to meet their payment obligations.

Induced Debt Extinguishment

On February 5, 2020, the Company issued 200,000 shares of Series B convertible preferred stock for $1,000,000 in cash and the exchange of a $1,000,000 loan to the Company plus accrued interest of $6,594. The Company applied the guidance in ASC 470-20 resulting in the recording of an inducement charge of $3,793,406 in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2020. (Note 8).

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

Disaggregation of Revenue

The Company’s revenues are disaggregated into the following revenue streams. The content and streaming services revenue including content encoding and hosting are recognized over the term of the service based on bandwidth usage. The content subscription services revenue in customized formats is recognized over the term of the service. The hardware for ongoing subscription content delivery is recognized at the point of hardware delivery. The following table represents revenue by category for the three months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Content and streaming services	$376,216	$417,641
Content subscription services	234,212	373,495
Hardware for ongoing subscription content	25,312	27,453
Total revenue	$635,740	$818,589

The following table represents revenue by category for the six months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Content and streaming services	$759,757	$850,913
Content subscription services	645,241	737,830
Hardware for ongoing subscription content	57,130	80,156
Total revenue	$1,462,128	$1,668,899

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

Deferred Income

The Company bills subscription services in advance of when the service period is performed. The deferred income recorded at June 30, 2020 and December 31, 2019, represents the Company’s accounting for the timing difference in when the subscription fees are received and when the performance obligation is satisfied.

Net Loss per Share

The Company accounts for net loss per share in accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares.

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at June 30, 2020 and 2019, respectively, because their inclusion would have been anti-dilutive.

	June 30,	June 30,
	2020	2019
Options to purchase common stock	8,312,307	5,812,307
Warrants to purchase common stock	8,217,376	21,572,181
Series A preferred stock	3,066,700	—
Series B preferred stock	20,000,000	—
Convertible debentures	6,788,027	5,710,611
Total common stock equivalent	46,384,410	33,095,099

Application of New Accounting Standards

In August 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). The ASU is effective for public entities for fiscal years beginning after December 15, 2019. The Company has not historically had any transfers between Level 1 and Level 2 or assets or liabilities measured at fair value under Level 3. The Company adopted the standard effective January 1, 2020 with no material effect on its financial statements

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – INVENTORY

The Company’s inventory consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Computers	$28,213	$8,623
Hasp keys	5,760	2,240
Loop player	42,637	17,532
Total	$76,610	$28,395

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Equipment	$467,209	$456,610
Software	53,450	53,450
Less: accumulated depreciation	(487,813)	(482,033)
Total	$32,846	$28,027

Depreciation expense charged to operations amounted to $2,767 and $2,558, respectively, for the three months ended June 30, 2020 and June 30, 2019, and $5,780 and $4,827 respectively, for the six months ended June 30, 2020 and June 30, 2019.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2020 and December 31, 2019, the balance of goodwill was $583,086.

The Company’s other intangible assets consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Software acquired as intellectual property	$—	$6,350,000
Screenplay brand	130,000	130,000
Customer relationships	1,012,000	1,012,000
Content library	198,000	198,000
Less: Impairment of intangible assets acquired in 2019	—	(6,350,000)
Less: accumulated amortization	(324,028)	(211,445)
Total	$1,015,972	$1,128,555

Amortization expense charged to operations amounted to $56,292 and $52,861, respectively, for the three months ended June 30, 2020 and 2019, and $112,583 and $105,722, respectively, for the six months ended June 30, 2020 and 2019.

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

Lease liability is summarized below:

	June 30,	December 31,
	2020	2019
Total lease liability	$422,268	$507,827
Less: short term portion	135,520	147,458
Long term portion	$286,748	$360,369

Maturity analysis under these lease agreements are as follows:

Six months ended December 31, 2020	$81,907
2021	180,420
2022	185,834
2023	37,584
Total undiscounted cash flows	485,745
Less: 10% Present value discount	(63,477)
Lease liability	$422,268

Lease expense for the six months ended June 30, 2020 and 2019 was comprised of the following:

	Six Months Ended
	June 30,
	2020	2019
Operating lease expense	$88,888	$149,098
Short-term lease expense	4,587	10,308
	$93,475	$159,406

Operating lease expense is included in selling, general and administration expenses in the condensed consolidated statement of operations.

For the six months ended June 30, 2020, cash payments against lease liabilities totaled $87,976, accretion on lease liability of $23,242 and non-cash transactions totaled $20,825 to recognize assumption of lease by a related party.

For the six months ended June 30, 2019, cash payments against lease liabilities totaled $146,732, accretion on lease liability of $21,499 and non-cash transactions of $444,112 to bring on leases as part of the adoption of ASC 842 and an added lease during the period of $75,274.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Weighted-average remaining lease term	2.68 years
Weighted-average discount rate	10%

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Accounts payable	$383,383	$357,982
Interest payable	98,606	94,069
Accrued liabilities	419,229	566,696
Payroll liabilities	53,342	26,048
Total Accounts payable and Accrued expenses	$954,560	$1,044,795

NOTE 8 – LOANS PAYABLE

On December 18, 2019, the Company entered to a loan agreement with a related party for $1,000,000. The loan provided an interest rate of 5% compounded annually and calculated on a 360-day basis. The principal and accrued unpaid interest will be due on June 30, 2020. The loan is secured by a secondary interest in all assets of both Loop and ScreenPlay.

On February 5, 2020, the Company issued 200,000 shares of Series B convertible preferred stock for (i) $1,000,000 in cash (Note 13) and (ii) the exchange of $1,000,000 loan to the Company plus accrued interest of $6,594. The fair value of the common stock into which the Series B convertible preferred stock is convertible was $9,600,000 on the date of issuance. The Company applied the guidance in ASC 470-20.

The Company recognized an inducement expense equal to the excess of the allocated fair value of the Series B Convertible preferred stock and the carrying value of the loan payable as of the date the inducement offers were accepted. The excess of the fair value of the Series B Convertible preferred stock over the carrying value of the loan payable was $3,793,406 which amount was included as an inducement expense in the statement of operations for the six months ended June 30, 2020.

NOTE 9 – NOTE PAYABLE

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

The CARES Act also provided that businesses affected by the Coronavirus pandemic would be eligible to apply for a loan under the Economic Injury Disaster Loan (“EIDL”) Program of the SBA. However, a business can only apply for a loan under PPP or EIDL, not both. Loop applied for an EIDL loan as well but accepted the PPP Loan and therefore was no longer eligible to borrow under the EIDL Program. However, as part of the EIDL loan application process, Loop was able to request a $10,000 grant from the EIDL Program. The grant does not have to be repaid as a result of not getting the EIDL. However, the $10,000 grant will be reduced against the amount of the PPP loan qualifying to be forgiven. The $10,000 EIDL grant has been recognized as other income in the accompanying financial statements.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

	June 30, 2020	December 31, 2019
Convertible Debentures issued to related parties, amended on October 23, 2020, interest at 10% per annum, unpaid interest accrued at 18% per annum through October 23, 2020 amounting to $179,803 is paid by making a cash payment of $97,979 and increasing the principal amount of the convertible note by $81,824 on the date of this agreement. From October 23, 2020 through March 31, 2021 interest will be accrued at 12.5% per annum and payable monthly in arrears beginning November 1, 2020. Beginning April 1, 2021, the Company will pay equal monthly installments of principal and interest at 10% per annum through December 1, 2023	$3,000,000	$3,000,000

Accrued interest rolled into the related party notes above	150,411	—

Convertible Debenture issued to a founder and former officer of the Company in conjunction with redemption of 20,000,000 shares of common stock, interest at 10% per annum, amended terms as of October 22, 2020 provided that the unpaid interest accrued through May 31, 2020 of $43,011 plus principal of $29,324 and interest of $11,490 that were due under the original agreement (described below) beginning June 1, 2020 to October 1, 2020 is paid on October 22, 2020. The November 1, 2020 payment per the amendment will be deferred until December 1, 2020 while the terms of the conversion are discussed further. If the convertible note is not converted into the Company’s common stock by November 30, 2020, then the terms of the original note will resume on December 1, 2020, if agreement is reached to convert by November 30, 2020, the remaining balance of the convertible debenture amounting to $257,676 will be converted to 429,459 shares of the Company’s common stock. This $287,000 convertible debenture is secured by 5,000,000 shares of the Company’s common stock owned by the Company’s CEO	287,000	287,000

Secured(1) convertible debenture, interest at 11% per annum, accrued monthly and the outstanding principal and unpaid accrued interest is due January 8, 2021	326,143	326,143
Convertible debentures payable	3,763,554	3,613,143
Debt discount associated with Convertible payables	(2,083,085)	(2,385,189)
Total convertible debentures payable	$1,680,469	$1,227,954

(1)	Secured by primary interest in all assets of both Loop and ScreenPlay.

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

As of June 30, 2020 and June 30, 2019, the amortized debt discount recorded as interest expenses was $299,014 and $297,371, respectively.

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

Second Amendment of terms

Subsequent to June 30, 2020, the Company did not make all of the payments due under the convertible loan agreement with the related party and entered into a second amendment of this convertible loan on October 23, 2020. The second amendment provides for payment to be made for the unpaid interest accrued at 18% per annum (default rate) through October 23, 2020 amounting to $179,803 by making a cash payment of $97,979 and increasing the principal amount of the convertible note by $81,824. The second amendment further provides that interest will accrue from October 23, 2020 to March 31, 2021 at 12.5% per annum and will be paid monthly in arrears beginning November 1, 2020. Beginning April 1, 2021, the Company will pay equal monthly installments of principal and interest computed at 10% per annum through December 1, 2023. The Company will preliminarily account for this amendment to the Note under ASC 470-50-40-10 as a debt extinguishment due to the present value of the cash flows under the new amendment terms is at least 10% different from the present value of the remaining cash flows of the current terms.

The following table presents the components of the convertible debenture as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Short term portion	$258,645	$—
Long term portion	2,891,766	3,000,000
Less: unamortized debt discount	(2,061,884)	(2,360,898)
Balance, net	$1,088,527	$639,102

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

The discount is amortized to interest expense using effective interest method over the life of the convertible debentures. As of June 30, 2020 and December 31, 2019, the amortized debt discount recorded as interest expenses was $3,090 and $3,073, respectively.

First Amendment of terms

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

The following table presents the components of the convertible debenture as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020	December 31, 2019
Short term portion	$287,000	$—
Long term portion	—	287,000
Less: Unamortized debt discount	(21,201)	(24,291)
Balance, Net	$265,799	$262,709

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

Upon execution of Amendment 2, a new embedded conversion feature was re-calculated as $110,281 which was charged to additional-paid-in-capital. The difference of $36,397 was offset against loss on extinguishment of debt.

The following table presents the components of the convertible debenture as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Short term portion	$326,143	$—
Long term portion	—	326,143
Balance, net	$326,143	$326,143

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of June 30, 2020.

The Company entered into a Framework Digital Distribution Agreement with Sony Music Entertainment (SME) to digitally distribute audio-visual musical recordings that they own or control in agreed forms via certain approved distribution channels (See Note 15). The agreement also requires that the Company pay SME a non-refundable advance recoupable solely during the term of this agreement against all service fees payable to SME in connection with access to the SME content for the service territory. The non-refundable amounts require payments of $227,000 in October 2020, April 2021 and October 2021.

NOTE 12 – RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

The Company has borrowed funds for business operations from certain shareholders through convertible debt agreements and have remaining balances, including accrued interest amounting to $3,175,887 and $3,050,137 as of June 30, 2020 and December 31, 2019, respectively. The Company incurred interest expense for these convertible notes in the amounts of $152,925 and $78,130 for the six months and three months ended June 30, 2020, respectively. The Company also incurred interest expense for these convertible notes in the amounts of $148,767 and $74,794 for the six months and three months ended June 30, 2019, respectively.

One of the above shareholders and convertible note holders also assumed the Company’s corporate apartment lease at the beginning of 2020 for their own personal use. The Company wrote off the remaining balance of the right of use asset and lease liability, both amounting to $20,825.

As part of the reverse merger with Interlink Plus, Inc. on February 5, 2020, the Company assumed a $180,000 debt to Interlink’s controlling shareholder who the Company was also indebted to in the amount of $1,000,000. The $1,000,000 was exchanged as part of his purchase of 200,000 shares of series B preferred stock. The $180,000 debt was retired as part of the issuance to him of 2,666,667 warrants to purchase the Company’s common stock. The warrants were recorded at their fair value (see Note 14). Due to the transaction being with a related party the gain/loss is charged to additional paid in capital and not to the statement of operations.

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

Convertible Preferred Stock

The Company is authorized to issue 16,666,667 shares of its $0.0001 par value preferred stock.  As of June 30, 2020, and December 31, 2019, the Company had 30,667 and 0 shares of Series A convertible preferred stock issued and outstanding, respectively. As of June 30, 2020, and December 31, 2019, the Company had 200,000 and 0 shares of Series B convertible preferred stock issued and outstanding, respectively.

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

Change in Number of Authorized and Outstanding Shares

On June 8, 2020, a 1 for 1.5 reverse stock split of the Company’s common stock became effective. All share and per share information in the accompanying unaudited condensed consolidated financial statements and footnotes has been retroactively adjusted for the effects of the reverse split for all periods presented.

Common stock

The Company is authorized to issue 316,666,667 shares of its $0.0001 par value common stock. As of June 30, 2020 and December 31, 2019, there were 112,131,578 and 101,882,647, respectively, shares of common stock issued and outstanding.

Six months ended June 30, 2019

During the six months ended June 30, 2019, the Company issued an aggregate of 2,800,000 Class B Shares with a value of $1,890,000 which were reserved for issuance as a common stock subscribed at December 31, 2018. These were issued for consulting services received during the year ended December 31, 2018.

During the six months ended June 30, 2019, the Company issued an aggregate of 37,605 Class A common shares in satisfaction of common stock subscribed of $25,000.

During the six months ended June 30, 2019, the Company issued 1,866,667 Class B Shares with a value of $1,240,960 in connection with a settlement with former employees upon the termination of their employment contracts.

During the six months ended June 30, 2019, the Company as part of settlement agreement (see Note 10) issued 45,127 shares of Class B common shares to the note holders for $30,000 cash and issued 37,605 Class B common shares valued at $25,000 to the note holders for the forgiveness of $5,221 in liabilities owed by the Company, which resulted in a loss on settlement of obligations of $19,779

Six months ended June 30, 2020

During the six months ended June 30, 2020, the Company issued an aggregate of 1,040,000 shares of its common stock for proceeds of $390,000.

During the six months ended June 30, 2020, the Company issued 40,000 shares of its common stock to satisfy common stock subscribed of $15,000.

During the six months ended June 30, 2020, the Company issued 4,000,000 shares of its common stock for consulting services valued at $1,500,000.

During the six months ended June 30, 2020, the Company issued 5,168,931 shares of its common stock and 30,667 shares of Preferred A shares as part of the merger with Interlink. The Company also assumed debt to a related party of $180,000 and accrued interest of $3,842 and charged $80,134 of legal expenses related to reverse merger charged to additional paid in capital.

During the six months ended June 30, 2020, the Company issued 200,000 shares of its Series B convertible preferred stock in exchange for (i) $1,000,000 in cash and (ii) loan and accrued interest forgiveness of $1,006,594. The fair value of the common stock into which the Series B convertible preferred stock is convertible was $9,600,000 on the date of issuance. The Company applied the guidance in ASC 470-20.

The allocated fair value of the Series B convertible preferred stock exceeded the $1,000,000 cash proceeds by $3,800,000 which was recorded by the Company as a deemed dividend.

During the six months ended June 30, 2020, the Company received $20,000 for common stock subscribed of 53,333 shares.

NOTE 14 – STOCK OPTIONS AND WARRANTS

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

The following table summarizes the stock option activity for the six months ended June 30, 2020:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2019	5,812,307	$0.70	8.41	$—
Grants	2,500,000	0.89	9.96	4,150,000
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2020	8,312,307	$0.76	6.97	$14,911,327
Exercisable at June 30, 2020	5,812,307	$0.70	8.53	$10,761,327

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $2.55 as of June 30, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at June 30, 2020:

Options Outstanding
		Weighted	Options
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.86	1,148,372	6.3	1,148,372
0.66	4,663,935	8.3	4,663,935
0.89	2,500,000	9.9	—
Total	8,312,307	8.5	5,812,307

Stock-based compensation

The Company recognizes compensation expense for all stock options granted using the fair value based method of accounting. During the six months ended June 30, 2020, the Company issued 2,500,000 options valued at $0.3645per option.

The Company calculated the fair value of options issued using the Black-Scholes option pricing model, with the following assumptions:

June 30, 2020
Weighted average fair value of options granted	$0.3645
Expected life	5.15 – 5.75 years
Risk-free interest rate	0.33 - 0.44%
Expected volatility	44.69 – 45.32%
Expected dividends yield	0%
Forfeiture rate	0%

The stock-based compensation expense related to option grants was $171,798 and $27,898, respectively for the three months ended June 30, 2020 and 2019, and $171,798 and $55,796, for the six months ended June 30, 2020 and 2019, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$0.86	5,550,709	7.52	$0.86	5,550,709	7.52
$0.75	2,666,667	9.70	0.75	2,666,667	9.70

The following table summarizes the warrant activity for the three months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2019	5,550,709	$0.86
Issued	2,666,667	0.75
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2020	8,217,376	$0.82

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

June 30, 2020
Weighted average fair value of options granted	$0.2633
Expected life	10 years
Risk-free interest rate	0.82%
Expected volatility	48.46%
Expected dividends yield	0%
Forfeiture rate	0%

NOTE 15 – DEPOSIT ON DISTRIBUTION AGREEMENT

On April 16, 2020, the Company’s wholly owned subsidiary, Loop Media, Inc. (Loop) entered into a Framework Digital Distribution Agreement with Sony Music Entertainment (“SME”) to digitally distribute audio-visual musical recordings that it owns or controls in agreed forms to consumers via certain approved distribution channels. This agreement requires Loop to pay royalties and make minimum guaranteed payments, or advances, and includes marketing commitments, advertising inventory, and financial and data reporting obligations. Rights to sound recordings granted pursuant to this agreement are expected to account for a significant part of its streams in the foreseeable future. This license agreement has a duration of two years, is not automatically renewable, and applies to the United States, Canada, and certain Latin American countries. The license agreement also allows for the record label to terminate the agreement in certain circumstances, including, for example, Loop’s failure to timely pay sums due within a certain period, a breach of material terms, and in some situations which could constitute a “change of control” of Loop. This agreement provides that SME has the right to audit Loop for compliance with the terms of the agreement. Further, it contains a “most favored nation” provision, which requires that certain material contract terms be at least as favorable as the terms agreed to or will agree with any other record label. The first payment of an advance was made in April 2020 and is included in Deposit in the Balance sheet.

NOTE 16 – SUBSEQUENT EVENTS

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

Off Balance sheet arrangements

We have no off balance sheet arrangements.

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

Results of Operations

For the Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

Three months ended June 30,	2020	2019	$ variance	% variance
Content and streaming services	$376,216	$417,641	$(41,425)	-10%
Content subscription services	234,212	373,495	(139,283)	-37%
Hardware for ongoing subscription content	25,312	27,453	(2,141)	-8%
Total revenue	635,740	818,589	(182,849)	-22%
Cost of revenue	172,661	234,875	(62,214)	-26%
Gross Profit	463,079	583,714	(120,635)	-21%
Operating expenses:
Selling, general and administration	1,638,038	1,185,281	452,757	38%
Total Operating expenses	1,638,038	1,185,281	452,757	38%
Loss from Operations	(1,174,959)	(601,567)	(573,392)	95%
Other income (expense):
Interest income	1,175	1,167	8	1%
Interest expense	(245,104)	(242,564)	(2,540)	1%
Loss on settlement of obligations	—	(26,195)	26,195	-100%
Other income	10,000	—	10,000	100%
Total Other income (expense)	(233,929)	(267,592)	33,663	-13%
Provision for income taxes	—	—	—	0%
Net loss	$(1,408,888)	$(869,159)	$(539,729)	62%

Revenues

The Company’s revenue declined for the three months ended June 30, 2020 from 2019 by $182,849 or 22%. The primary cause for this large of a revenue decline is the coronavirus pandemic. Most of the states in the U.S. issued shelter in place orders to their residents and required any non-essential businesses to close. The hardest hit revenue stream is from subscription services because the customers for this service are bars, restaurants and to a lesser extent casinos and cruise ships. These businesses were not able to open for a while in the second quarter although at some point restaurants were able to open for take-out only. As a result of these business closures, the revenue from subscription services fell $139,283 or 37% from 2019 levels. Revenue from content and streaming services declined 10% from 2019 amounts partly due to the continuing situation of billing based on bandwidth rather than subscriptions on demand and advertising on demand. The Company has also continued to improve its streaming revenue by entering into more contracts allowing for advertising on demand and recognized $40,952 of advertising revenue for the second quarter of 2020. Although this revenue stream has not been affected as much by the pandemic, there are some retail customers such as video stores that have been hurt and have contributed to the overall revenue decline. Hardware sales have decreased from $27,453 recognized in 2019 to $25,312 in 2020 or 8%. This is to be expected as the Company transitions from providing the streaming service on on-site PC equipment to an internet-based service.

Cost of revenue

The cost of revenue also decreased by 26% in the second quarter of 2020 compared to the same period in 2019. Because of the substantial reduction in demand for streaming services the cost for production and content licensing fell by $11,895 and the cost of hosting content dropped by $21,952. Because of the expected reduction in hardware sales, the equipment cost, parts, and shipping have also declined by $28,366 from levels during this same period in 2019.

Total Operating Expenses

Total operating expense increased in the second quarter of 2020 over the same period for 2019 by $452,757 or 38% because of several items. One is a $143,900 increase in share-based compensation due the grant of additional options in Q2 of 2020. Another is a $281,936 increase in accounting fees incurred for the audit of 2019 and 2018 and no audit related expense was incurred in the second quarter 2019. In addition, payroll related costs increased by $49,629 in Q2 compared to 2019 Q2. The Company also increased advertising and marketing expenses by $15,818 over the amounts spent in 2019 as it prepares to launch its consumer-based service platform.

Other income and expenses

There was a reduction of other expense of $33,663 in the second quarter of 2020 from the same period in 2019 primarily because the Company incurred a loss from the settlement of obligations of $26,195 in 2019 that did not occur in 2020. In addition, the Company received $10,000 from the Small Business Administration in the form of an Economic Injury Disaster Loan grant that reflected as other income.

Net Loss

The Company’s net loss in the second quarter of 2020 increased an additional $539,729 over the net loss for the same period in 2019 primarily due to the award of options in the second quarter of 2020, accounting fees incurred to perform an audit of 2019 and 2018 financial statements and the $120,635 loss in gross profit in 2020 due to the effects of the pandemic.

For the Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

Six months ended June 30,	2020	2019	$ variance	% variance
Content and streaming services	$759,757	$850,913	$(91,156)	-11%
Content subscription services	645,241	737,830	(92,589)	-13%
Hardware for ongoing subscription content	57,130	80,156	(23,026)	-29%
Total revenue	1,462,128	1,668,899	(206,771)	-12%
Cost of revenue	384,920	440,196	(55,276)	-13%
Gross Profit	1,077,208	1,228,703	(151,495)	-12%
Operating expenses:
Selling, general and administration	4,696,691	4,144,840	551,851	13%
Total Operating expenses	4,696,691	4,144,840	551,851	13%
Loss from Operations	(3,619,483)	(2,916,137)	(703,346)	24%
Other income (expense):
Interest income	2,459	2,412	47	2%
Interest expense	(492,545)	(480,205)	(12,340)	3%
Loss on settlement of obligations	—	(19,779)	19,779	-100%
Inducement expense	(3,793,406)	—	(3,793,406)	100%
Other income	10,000	—	10,000	100%
Total Other income (expense)	(4,273,492)	(497,572)	(3,775,920)	759%
Provision for income taxes	—	—	—	0%
Net loss	$(7,892,975)	$(3,413,709)	$(4,479,266)	131%

Revenues

The Company’s revenue declined for the six months ended June 30, 2020 from 2019 by $206,771 or 12%. The primary cause for this large decline in revenue is the coronavirus pandemic. Most of the states in the U.S. issued shelter in place orders to their residents and required any non-essential businesses to close in the second quarter of 2020. The hardest hit revenue stream is from subscription services because the customers for this service are bars, restaurants and to a lesser extent casinos and cruise ships. These businesses were not able to open for a while in the second quarter although at some point restaurants were able to open for take-out only. As a result of these business closures, the revenue from subscription services fell $92,589 or 13% for the six months ended June 30, 2020, after a 13% increase in the first quarter of 2020. Revenue from content and streaming services declined 11% from 2019 amounts partly due to the continuing situation of billing based on bandwidth rather than the less costly method of subscriptions on demand and advertising on demand. The Company has also continued to improve its streaming revenue by entering into more contracts allowing for advertising on demand and recognized $68,509 of advertising revenue for the six months ended June 30, 2020. Although this revenue stream has not been affected as much by the pandemic, there are some retail customers such as video stores that have been hurt and have contributed to the overall revenue decline. Hardware sales have decreased from $80,156 recognized in 2019 to $57,130 in 2020 or 29%. This is to be expected as the Company transitions from providing the streaming service on on-site PC equipment to an internet-based service.

Cost of revenue

The cost of revenue also decreased by 13% for the six months ended June 30, 2020 compared to the same period in 2019 in conjunction with the reduction in sales due to the pandemic. Because of the substantial reduction in demand for subscription services the cost of hosting content dropped by $48,876. Because of the expected reduction in Hardware sales, the equipment cost, parts, and shipping have also declined by $56,222 from levels during this same period in 2019. The cost of production and content licensing increased by $49,822 from 2019 to 2020 as more emphasis has been placed on service delivery and production capabilities.

Total Operating Expenses

Total operating expense increased in the six months ended June 30, 2020 over the same period for 2019 by $551,851 or 13% because of several items. One is a $483,347 increase in accounting fees incurred for the audit of 2019 and 2018 and no audit related expense was incurred in the first half of 2019. The Company also increased advertising and marketing expenses by $11,183 over the amounts spent in 2019. The Company issued $235,202 more share-based compensation to contractors and recognized $139,840 more in option expense in 2020 in 2019. The Company incurred $262,200 of costs associated with the acquisition of ScreenPlay, Inc. in the first half of 2019 whereas the $80,314 incurred in 2020 for the reverse merger with Interlink, Inc. was recorded as a reduction to additional paid in capital and was not reflected in operating expenses. This resulted in $262,200 less acquisition costs in 2020 than 2019. However, due to the Coronavirus pandemic, the Company has incurred a reduction in travel related costs of $45,000 in 2020 less than the amounts incurred in 2019.

Other income and expenses

There was an increase in other income and expense for the six months ended June 30, 2020 from the same period in 2019 of $3,775,920 primarily because of a loss from a settlement of obligations of $19,779 in 2019 that did not occur in 2020. The Company also incurred an inducement expense of $3,793,406 related to the issuance of 200,000 shares of Series B convertible preferred stock for cash and induced debt extinguishment. Additionally, there was a $12,000 increase in interest expense in 2020 that was offset by a $10,000 stimulus grant from EIDL.

Net Loss

The Company’s net loss for the six months ended June 30, 2020 increased an additional $4,479,266 over the net loss for the same period in 2019 primarily due to the Company incurring inducement expense of $3,793,406 related to the issuance of 200,000 shares of Series B convertible preferred stock for cash and induced debt extinguishment and to the effects of the Coronavirus pandemic and costs incurred for accounting and legal fees to perform the audit of the Company’s 2019 and 2018 financial statements and complete the reverse merger and raise capital for the Company.

Liquidity and Capital Resources

As of June 30, 2020, the Company had cash of approximately $649,262. The following table provides a summary of the Company’s net cash flows from operating, investing, and financing activities.

	Six months ended
	June 30, 2020	June 30, 2019
Net cash used in operating activities	$(2,257,822)	$(1,330,441)
Net cash used in investing activities	(7,727)	(15,537)
Net cash provided by financing activities	1,903,366	(2,343,286)
Change in cash	(362,183)	(3,689,264)
Cash, beginning of period	1,011,445	3,838,661
Cash, end of period	$649,262	$149,397

The Company has historically sought and continue to seek financing from private sources to move its business plan forward. In order to satisfy the financial commitments, the Company had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

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

Net Cash Flow from Operating Activities

There was approximately $927,000 more cash used in operations in the six months ended June 30, 2020 than in the same period in 2019. This was necessary to pay for additional accounting and legal fees associated with the merger into a public company and the two-year audit of the Company. Additional funds were also spent on payroll and consulting cost to provide the necessary support to sustain the expected future revenue growth.

Net Cash Flow from Investing Activities

Investing activities consisted of the receiving payments on Note receivable in both 2020 and 2019. In 2020 the Company spent $10,599 for the purchase of equipment as compared to $18,305 in 2019.

Net Cash Flow from Financing Activities

In the six months ended June 30, 2020 the Company raised $1,410,000 in new capital to continue strengthening its operations and building its organization, less $80,000 to pay for additional legal fees and other costs associated with the merger into a public company. The Company also received the PPP loan in the amount of $573,500 (see Note 9). The Company raised $30,000 in new capital in the six months ended June 30, 2019. In 2019, the company repaid stockholders loans in the amount of $348,286 and also paid down on the payable on acquisition in the amount of $2,025,000.

Going Concern

As of June 30, 2020, the Company had cash of $649,262 and accumulated deficit of $30,224,821. During the six months ended June 30, 2020, the Company used net cash in operating activities of $2,257,822. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements

See the Company’s discussion under Note 2-Signifciant Accounting Policies in its financial statements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not required.

Item 4.	Controls and Procedures

(i)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2020. Notwithstanding the material weaknesses that was identified as of December 31, 2019 and continued to exist at June 30, 2020, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were identified in the normal course as of December 31, 2019 and continued to exist as of June 30, 2020:

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

On June 15, 2020, we granted Patrick Sheil, our Chief Legal Officer, an option to purchase 1,500,000 shares of our common stock at an exercise price of $0.89 per share. On June 15, 2020, we also granted James Cerna, our Chief Financial Officer, an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.89 per share. The options were granted pursuant to the terms of the Company’s 2020 Equity Incentive Compensation Plan. The options are intended to be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The grant of the options were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of the options acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. The recipients of the options are accredited investors within the meaning of Rule 501 of Regulation D under the Securities Act.

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