Form 10-Q
period 2020-09-30
Loop Media, Inc.
filed 2020-11-16
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, the registrant had 116,314,897 shares of common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements.

LOOP MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets
Cash	$1,971,923	$1,011,445
Accounts receivable	780,939	673,971
Inventory	39,075	28,395
Prepaid expenses and other current assets	80,721	13,697
Prepaid income tax	119,933	118,283
Operating lease right-of-use assets - current	153,612	155,868
Note receivable - current	10,215	10,215
Total current assets	3,156,418	2,011,874

Non-current assets
Deposit	246,831	19,831
Equipment, net	30,079	28,027
Operating lease right-of-use assets	228,323	347,076
Intangible assets, net	963,111	1,128,555
Note receivable	97,975	102,318
Goodwill	583,086	583,086
Total non-current assets	2,149,405	2,208,893
Total assets	$5,305,823	$4,220,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,002,708	$1,044,795
Payable on acquisition	250,125	250,125
Loans Payable	—	1,000,000
Deferred Income	101,613	116,440
Convertible debt related party - current	523,809	—
Convertible debt – current, net of unamortized discount of $19,640 and $0 as of September 30, 2020 and December 31, 2019, respectively	593,503	—
Lease liability - current	146,153	147,458
Total current liabilities	2,617,911	2,558,818

Non-current liabilities
Convertible debt – related party, net of unamortized discount of $1,910,734 and $2,360,898 as of September 30, 2020 and December 31, 2019, respectively	715,868	639,102
Convertible debt, net of unamortized discount of $0 and $24,291 as of September 30, 2020 and December 31, 2019, respectively	—	588,852
Note payable – non-current	573,500	—
Lease liability	242,245	360,369
Total non-current liabilities	1,531,613	1,588,323
Total liabilities	4,149,524	4,147,141

Commitments and Contingencies (Note 11)	—	—

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred stock, $0.0001 par value, 666,667 shares authorized, 30,667 and 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	3	—
Series B Convertible Preferred stock, $0.0001 par value, 3,333,334 shares authorized, 200,000 and 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	20	—
Common Stock, $0.0001 par value, 316,666,667 shares authorized, 114,320,911 and 101,882,647 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	11,432	10,188
Common stock subscribed and not yet issued	135,144	150,144
Additional paid in capital	36,669,899	26,038,546
Accumulated deficit	(35,660,199)	(26,125,252)
Total stockholders' equity	1,156,299	73,626
Total liabilities and stockholders' equity	$5,305,823	$4,220,767

See the accompanying notes to the unaudited condensed consolidated financial statements

LOOP MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Total revenue	$626,785	$834,681	$2,088,913	$2,503,580
Cost of revenue	262,417	242,652	647,337	682,848
Gross Profit	364,368	592,029	1,441,576	1,820,732

Operating expenses:
Selling, general and administrative	1,760,284	955,197	6,456,975	5,100,037
Total operating expenses	1,760,284	955,197	6,456,975	5,100,037
Loss from operations	(1,395,916)	(363,168)	(5,015,399)	(3,279,305)

Other income (expense)
Interest income	1,097	1,691	3,556	4,103
Interest expense	(247,153)	(220,775)	(739,698)	(700,980)
Loss on settlement of debt	—	(153,151)	—	(153,151)
Loss on settlement of obligation	—	—	—	(19,779)
Inducement expense	—	—	(3,793,406)	—
Other income	—	—	10,000	—
Total other income (expense)	(246,056)	(372,235)	(4,519,548)	(869,807)

Income tax expense	—	—	—	—

Net loss	$(1,641,972)	$(735,403)	$(9,534,947)	$(4,149,112)

Deemed dividend	—	—	(3,800,000)	—

Net loss attributable to common stockholders	$(1,641,972)	$(735,403)	$(13,334,947)	$(4,149,112)
Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.12)	$(0.06)
Weighted average number of shares	113,192,998	65,483,127	111,353,785	64,370,754

See the accompanying notes to the unaudited condensed consolidated financial statements

LOOP MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT), (UNAUDITED)
FOR THE NINE MONTHS ENDED September 30, 2020

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Common stock subscribed		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Class A	Class B	in Capital	Deficit	Total
BALANCES, December 31, 2019	101,882,647	$10,188	—	$—	—	$—	$150,144	$—	$26,038,546	$(26,125,252)	$73,626

Shares issued for cash	1,040,000	104	—	—	—	—	—	—	389,896	—	390,000
Cash received for common stock subscribed	—	—	—	—	—	—	20,000	—	—	—	20,000
Issuance of common stock subscribed	40,000	4	—	—	—	—	(15,000)	—	14,996	—	—
Shares issued for consulting fees	4,000,000	400	—	—	—	—	—	—	1,499,600	—	1,500,000
Shares issued in connection with reverse merger	5,168,931	517	30,667	3	—	—	—	—	(264,496)	—	(263,976)
Shares issued for cash	—	—	—	—	100,000	10	—	—	4,799,990	—	4,800,000
Shares issued debt settlement	—	—	—	—	100,000	10	—	—	4,799,990	—	4,800,000
Warrants issued for settlement of debt with related party	—	—	—	—	—	—	—	—	185,563	—	185,563
Deemed Dividend	—	—	—	—	—	—	—	—	(3,800,000)	—	(3,800,000)
Net loss	—	—	—	—	—	—	—	—	—	(6,484,087)	(6,484,087)
BALANCES, March 31, 2020	112,131,578	$11,213	30,667	$3	200,000	$20	$155,144	$—	$33,664,085	$(32,609,339)	$1,221,126
Stock-based compensation	—								171,798		171,798
Net loss	—									(1,408,888)	(1,408,888)
BALANCES, June 30, 2020	112,131,578	$11,213	30,667	$3	200,000	$20	$155,144	$—	$33,835,883	$(34,018,227)	$(15,964)
Shares issued for cash	2,136,000	214	—	—	—	—	—	—	2,669,786	—	2,670,000
Issuance of common stock subscribed	53,333	5	—	—	—	—	(20,000)	—	19,995	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	144,235	—	144,235
Net loss	—	—	—	—	—	—	—	—	—	(1,641,972)	(1,641,972)
BALANCES, September 30, 2020	114,320,911	$11,432	30,667	$3	200,000	$20	$135,144	$—	$36,669,899	$(35,660,199)	$1,156,299

See the accompanying notes to the unaudited condensed consolidated financial statements

LOOP MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT), (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

	Common Stock Class A		Common Stock Class B		Common stock subscribed		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Class A	Class B	in Capital	Deficit	Total
BALANCES, December 31, 2018	50,907,418	$5,091	9,755,304	$976	$92,000	$1,890,000	$15,191,173	$(14,613,510)	$2,565,730
Issuance of common stock subscribed	37,605	4	—	—	(25,000)	—	24,996	—	—
Shares issued for services	—	—	2,800,000	280	—	(1,890,000)	1,889,720	—	—
Shares issued for employment settlement	—	—	1,866,667	187	—	—	1,240,773	—	1,240,960
Share-based compensation	—	—	—	—	—	—	27,898	—	27,898
Net loss	—	—	—	—	—	—	—	(2,544,550)	(2,544,550)
BALANCES, March 31, 2019	50,945,023	$5,095	14,421,971	$1,443	$67,000	$—	$18,374,560	$(17,158,060)	$1,290,038
Shares issued for cash	—	—	45,127	5	—	—	29,995	—	30,000
Shares issued for debt settlement	—	—	37,605	4	—	—	24,996	—	25,000
Stock-based compensation	—	—	—	—	—	—	27,898	—	27,898
Net loss	—	—	—	—	—	—	—	(869,159)	(869,159)
BALANCES, June 30, 2019	50,945,023	$5,095	14,504,703	$1,452	$67,000	$—	$18,457,449	$(18,027,219)	$503,777
Shares issued for cash	260,782	26	—	—	(67,000)	—	126,964	—	59,990
Cash received for common stock subscribed	—	—	—		122,976	—		—	122,976
Beneficial conversion feature of convertible debt	—	—	—	—	—	—	176,645	—	176,645
Net loss	—	—	—	—	—	—	—	(735,403)	(735,403)
BALANCES, September 30, 2019	51,205,805	$5,121	14,504,703	$1,452	$122,976	$—	$18,761,058	$(18,762,622)	$127,985

See the accompanying notes to the unaudited condensed consolidated financial statement

LOOP MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,534,947)	$(4,149,112)
Adjustments to reconcile net loss to net cash:
Amortization of debt discount	454,815	453,155
Depreciation and amortization expense	173,991	165,994
Amortization of right-to-use asset	100,184	184,584
Stock-based compensation	1,816,033	1,296,756
Inducement expense	3,793,406	—
Loss on settlement of obligations	—	19,779
Loss on extinguishment of debt	—	153,151
Changes in operating assets and liabilities:
Accounts receivable	(106,968)	107,535
Inventory	(10,680)	(1,601)
Prepaid expenses and other current assets	(67,024)	89,867
Prepaid income tax	(1,650)	(119,500)
Deposit	(227,000)	(4,182)
Accounts payable and accrued liabilities	116,640	526,240
Income tax payable	—	(800)
Operating lease liabilities	(98,605)	(181,036)
Deferred income	(14,827)	(58,131)
CASH USED IN OPERATING ACTIVITIES	(3,606,632)	(1,517,301)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(10,599)	(20,684)
Collection of note receivable	4,343	4,173
CASH USED IN INVESTING ACTIVITIES	(6,256)	(16,511)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from PPP loan	573,500	—
Cash paid on payable on acquisition	—	(2,025,000)
Repayment of stockholder loans	—	(348,286)
Reverse merger cost	(80,134)	—
Proceeds from issuing common stock subscribed	20,000	—
Proceeds from issuance of convertible notes	—	277,473
Proceeds from issuance of shares	3,060,000	89,990
Shares issued for cash	1,000,000	—
CASH PROVIDED FOR (USED IN) FINANCING ACTIVITIES	4,573,366	(2,005,823)

Change in cash and cash equivalents	960,478	(3,539,635)

Cash, beginning of period	1,011,445	3,838,661

Cash, end of period	$1,971,923	$299,026

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$53,932	$50,000
Cash paid for income taxes	$260	$120,300

NON-CASH TRANSACTIONS
Shares issued in connection with reverse merger	$517	$—
Preferred shares issued in connection with reverse merger	$3	$—
Assumption of debt with related party as part of reverse merger	$183,842	$—
Warrants issued to extinguish debt with related party	$185,563	$—
Debt and accrued interest exchanged as part of debt settlement	$1,006,594	$—
Preferred Shares issued for debt settlement	$10	$—
Assumption of lease by related party	$20,825	$—
Deemed Dividend	$3,800,000	$—
Common stock subscribed for settlement of obligations	$—	$122,976
Accrued interest rolled into convertible note	$150,411	$—
Beneficial conversion feature recorded as debt discount	$—	$29,967
Shares issued for common stock subscribed	$35,000	$1,915,000
Right of use assets upon the adoption of ASC 842	$—	$444,112
Addition of new leases accounted for under ASC 842	$—	$75,274

See the accompanying notes to the unaudited condensed consolidated financial statements

LOOP MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 1 – BUSINESS

Loop Media Inc. (the “Company”; formerly Interlink Plus, Inc.) is a Nevada corporation. The Company was incorporated under the laws of the State of Nevada on May 11, 2015. On February 5, 2020, the Company and the Company’s wholly owned subsidiary, Loop Media Acquisition, Inc. (“Merger Sub”), a Delaware corporation, closed the Agreement and Plan of Merger (the “Merger Agreement”) with Loop Media, Inc. (“Loop”), a Delaware corporation. Pursuant to the Merger Agreement, Merger Sub merged with and into Loop with Loop as surviving entity and becoming a wholly-owned subsidiary of the Company (the “Merger”).

Pursuant to the Merger Agreement, the Company acquired 100% of the outstanding shares of Loop in exchange for 152,823,970 of the Company’s common stock at an exchange ratio of 1:1. Loop was incorporated on May 18, 2016 under the laws of the State of Delaware. As a result of such acquisition, the Company’s operations now are focused on premium short-form video for businesses and consumers.

In connection with the Merger, on February 6, 2020, the Company entered into a Purchase Agreement (the "Asset Purchase Agreement") with Zixiao Chen ("Buyer") for the purchase of assets relating to the Company’s two major business segments: travel agency assistance services and convention services (together, the "Business"). In consideration for the assets of the Business, Buyer transferred to the Company 2,000,000 shares of its common stock and agreed to assume and discharge any and all liabilities relating to the Business accruing up to the effective time of the Asset Purchase Agreement. The shares were retired and restored to the status of authorized and unissued shares.

Loop owns 100% of the capital stock of two companies that make up ScreenPlay. ScreenPlay is a combination of ScreenPlay, Inc. (“SPI”), a state of Washington corporation incorporated in 1991, and SPE, Inc. (“SPE”), a state of Washington corporation incorporated in 2008. ScreenPlay provides customized audiovisual environments that support integrated brand strategies for clients in the retail, hospitality, and business services markets, and for online content providers.

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

Going Concern and Management’s Plans

As of September 30, 2020, the Company had cash of $1,971,923 and an accumulated deficit of $35,660,199. During the nine months ended September 30, 2020, the Company used net cash in operating activities of $3,606,632. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of these unaudited condensed consolidated financial statements.

The Company's primary source of operating funds since inception has been cash proceeds from debt and equity financing transactions. The ability of the Company to continue as a going concern is dependent upon its ability to generate sufficient revenue and its ability to raise additional funds by way of its debt and equity financing efforts.

Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company's Current Report on Form 8-K/A (Amendment No. 1), filed with the Securities and Exchange Commission ("SEC") on September 28, 2020.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Screenplay. All inter-company transactions and balances have been eliminated on consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in the fair value of stock-based compensation, the fair value of other equity and debt instruments, right-to-use assets, lease liabilities, fair value of intangible assets, useful lives of assets and allowance for doubtful accounts.

Concentration of Credit Risk

The Company grants credit in the normal course of business to its customers. Periodically, the Company reviews past due accounts and makes decisions about future credit on a customer by customer basis. Credit risk is the risk that one party to a financial instrument will cause a loss for the other party by failing to discharge an obligation. As of September 30, 2020 and December 31, 2019, the Company is exposed to credit risk to the extent that its clients become unable to meet their payment obligations.

Induced Debt Conversion

On February 5, 2020, the Company issued 200,000 shares of Series B convertible preferred stock for $1,000,000 in cash and the exchange of a $1,000,000 loan to the Company plus accrued interest of $6,594. The Company applied the guidance in ASC 470-20 resulting in the recording of an inducement charge of $3,793,406 in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2020. (Note 8).

Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ASC 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The fair value of the Company’s accounts receivable, short-term portion of notes receivable, notes payable for acquisition, and accounts payable approximate their carrying value, due to their short-term nature. The fair value of the deposits, long-term portion of notes receivable and the amount due to stockholders, and convertible notes approximate their fair values and are measured using Level 3 of the fair value hierarchy. The Company’s cash is measured at fair value under the fair value hierarchy based on Level 1 quoted prices in active markets for identical assets or liabilities.

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

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company expects to receive in exchange for those products. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of the Company’s products and services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation of the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

Performance Obligations and Significant Judgments

The Company’s revenue streams can be categorized into the following performance obligations and recognition patterns:

o	Delivery of streaming services including content encoding and hosting. The Company recognizes revenue over the term of the service based on bandwidth usage.
o	Delivery of subscription content services in customized formats. The Company recognizes revenue over the term of the service.
o	Delivery of hardware for ongoing subscription content delivery through software: The Company recognizes revenue at the point of hardware delivery.

Transaction prices for performance obligations are explicitly outlined in relevant agreements; therefore, the Company does not believe that significant judgments are required with respect to the determination of the transaction price, including any variable consideration identified.

Disaggregation of Revenue

The Company's revenues are disaggregated into the following revenue streams. The content and streaming services revenue including content encoding and hosting are recognized over the term of the service based on bandwidth usage. The content subscription services revenue in customized formats is recognized over the term of the service. The hardware for ongoing subscription content delivery is recognized at the point of the hardware delivery.

The following table represents revenue by category for the three months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Content and streaming services	$293,901	$420,438
Content subscription services	299,386	378,627
Hardware for ongoing subscription content	33,498	35,616
Total revenue	$626,785	$834,681

The following table represents revenue by category for the nine months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Content and streaming services	$1,053,658	$1,271,351
Content subscription services	944,627	1,116,457
Hardware for ongoing subscription content	90,628	115,772
Total revenue	$2,088,913	$2,503,580

Customer Acquisition Costs

The Company records commission expense associated with subscription revenue. The Company has elected the practical expedient that allows the Company to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less.

Cost of Revenue

Cost of revenue represents the cost of the delivered hardware and related bundled software and is recognized at the time of sale. For ongoing licensing and hosting fees, cost of sales is recognized over time based on usage patterns.

Deferred Income

The Company bills subscription services in advance of when the service period is performed. The deferred income recorded at September 30, 2020 and December 31, 2019, represents the Company’s accounting for the timing difference between when the subscription fees are received and when the performance obligation is satisfied.

 Net Loss per Share

The Company accounts for net loss per share in accordance with Accounting Standards Codification (“ASC)” subtopic 260-10, Earnings Per Share ("ASC 260-10"), which requires presentation of basic and diluted earnings per share ("EPS") on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares.

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator.

The following securities are excluded from the calculation of weighted average diluted shares at September 30, 2020 and 2019, respectively, because their inclusion would have been anti-dilutive.

	September 30,	September 30,
	2020	2019
Options to purchase common stock	8,312,306	5,812,307
Warrants to purchase common stock	8,217,376	21,572,181
Series A preferred stock	3,066,700	—
Series B preferred stock	20,000,000	—
Convertible debentures	6,908,637	5,841,558
Total common stock equivalent	46,505,019	33,226,046

Application of New Accounting Standards

In August 2018, the FASB issued Accounting Standards Update ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). The ASU is effective for public entities for fiscal years beginning after December 15, 2019.

The Company has not historically had any transfers between Level 1 and Level 2 or assets or liabilities measured at fair value under Level 3. The Company adopted the standard effective January 1, 2020 with no material effect on its financial statements

 Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 – INVENTORY

The Company's inventory consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Computers	$13,803	$8,623
Hasp keys	352	2,240
Loop player	24,920	17,532
Total	$39,075	$28,395

NOTE 4 – PROPERTY AND EQUIPMENT

The Company's property and equipment consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Equipment	$467,209	$456,610
Software	53,450	53,450
	520,659	510,060
Less: accumulated depreciation	(490,580)	(482,033)
Total, net	$30,079	$28,027

Depreciation expense charged to operations amounted to $2,767 and $2,558, respectively, for the three months ended September 30, 2020 and September 30, 2019, and $8,547 and $4,827 respectively, for the nine months ended September 30, 2020 and September 30, 2019.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2020 and December 31, 2019, the balance of goodwill was $583,086.

The Company's other intangible assets consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Software acquired as intellectual property	$—	$6,350,000
Screenplay brand	130,000	130,000
Customer relationships	1,012,000	1,012,000
Content library	198,000	198,000
	1,340,000	7,690,000

Less: Impairment of intangible assets acquired in 2019	—	(6,350,000)
Less: accumulated amortization	(376,889)	(211,445)
	(376,889)	(6,561,445)

Total, net	$963,111	$1,128,555

Amortization expense charged to operations amounted to $52,861 and $52,861, respectively, for the three months ended September 30, 2020 and 2019, and $165,444 and $158,583, respectively, for the nine months ended September 30, 2020 and 2019.

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

Lease liability is summarized below:

	September 30, 2020	December 31, 2019
Short term portion	$146,153	$147,458
Long term portion	242,245	360,369
Total lease liability	$388,398	$507,827

Maturity analysis under these lease agreements are as follows:

Three months ending December 31, 2020	$43,908
2021	180,419
2022	185,834
2023	37,584
Total undiscounted cash flows	447,745
Less: 10% Present value discount	(59,347)
Lease liability	$388,398

Lease expense for the nine months ended September 30, 2020 and 2019 was comprised of the following:

	Nine Months Ended September 30,
	2020	2019
Operating lease expense	$133,850	$199,438
Short-term lease expense	9,803	10,922
	$143,653	$210,360

Operating lease expense is included in selling, general and administration expenses in the condensed consolidated statement of operations.

For the nine months ended September 30, 2020, cash payments against lease liabilities totaled $131,706, accretion on lease liability of $33,665 and non-cash transactions totaled $20,825 to recognize assumption of lease by a related party.

For the nine months ended September 30, 2019, cash payments against lease liabilities totaled $207,102, accretion on lease liability of $26,066 and non-cash transactions of $444,112 to bring on leases as part of the adoption of ASC 842 and an added lease during the period valued at $75,274.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Weighted-average remaining lease term	2.43 years
Weighted-average discount rate	10%

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Accounts payable	$263,200	$357,982
Interest payable	166,290	94,069
Accrued liabilities	528,363	566,696
Payroll liabilities	44,855	26,048
Total Accounts payable and Accrued expenses	$1,002,708	$1,044,795

NOTE 8 – LOANS PAYABLE

On December 18, 2019, the Company entered to a loan agreement with a related party for $1,000,000. The loan provided an interest rate of 5% compounded annually and calculated on a 360-day basis. The principal and accrued unpaid interest was due on June 30, 2020. The loan was secured by a secondary interest in all assets of both Loop and ScreenPlay.

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

The Company recognized an inducement expense equal to the excess of the allocated fair value of the Series B Convertible preferred stock and the carrying value of the loan payable as of the date the inducement offers were accepted. The excess of the fair value of the Series B Convertible preferred stock over the carrying value of the loan payable was $3,793,406 which amount was included as an inducement expense in the statement of operations for the nine months ended September 30, 2020.

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

The program further provides that the payment of certain qualified expenses from the proceeds received can be eligible for loan forgiveness. The qualified payments must consist of at least 60% for payroll costs and the remaining amount up to a maximum of 40% can be used for certain non-payroll related costs such as mortgage interest, rent and utilities. The bank that issued the loan will determine how much of the loan will be forgiven based upon the information provided by the Company along with evidence of such costs. The $573,500 has been accounted for as a liability on Loop’s balance sheet as of September 30, 2020. Any amount that is forgiven will be accounted for as other income at the time the forgiveness is determined. Any amount that is not forgiven will remain on the balance sheet as a long-term liability and accrued interest. The remaining balance will be repaid with interest over the remaining term of the loan.

The CARES Act also provided that businesses affected by the Coronavirus pandemic would be eligible to apply for a loan under the Economic Injury Disaster Loan (“EIDL”) Program of the SBA. However, a business can only apply for a loan under PPP or EIDL, but not both. Loop applied for an EIDL loan as well but accepted the PPP Loan and therefore was no longer eligible to borrow under the EIDL Program. However, as part of the EIDL loan application process, Loop was able to request a $10,000 grant from the EIDL Program. The grant does not have to be repaid as a result of not getting the EIDL. However, the $10,000 grant will be reduced against the amount of the PPP loan qualifying to be forgiven. The $10,000 EIDL grant has been recognized as other income in the accompanying financial statements.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Convertible debentures, related party $3,000,000, amended October 23, 2020,

	September 30, 2020	December 31, 2019
Convertible Debentures issued to related parties, amended October 23, 2020, interest at 10% per annum, unpaid interest accrued at 18% per annum through October 23, 2020 amounting to $179,803 was paid by making a cash payment of $97,979 and increasing the principal amount of the convertible note by $81,824 on the date of this agreement, beginning November 1, 2020.

Monthly payments of unpaid interest accrued at 12.5% per annum will be paid in arrears through March 31, 2021, beginning April 1, 2021, the Company will pay equal monthly installments of principal and interest at 10% per annum through December 1, 2023.	$3,000,000	$3,000,000
Accrued interest rolled into the related party note above.	150,411	—
 Convertible Debenture issued to a founder and former officer of the Company in conjunction with redemption of 20,000,000 shares of common stock, interest at 10% per annum, amended terms as of October 22, 2020 provide that the unpaid interest accrued through May 31, 2020 of $43,011 plus principal of $29,324 and interest of $11,490 that were due under the original agreement (described below) beginning June 1, 2020 to October 1, 2020 was paid on October 22, 2020.

The November 1, 2020 payment will be deferred until December 1, 2020 while the terms of the conversion are discussed further. If the convertible note is not converted into the Company’s common stock by November 30, 2020, then the terms of the original note will resume on December 1, 2020, if agreement is reached to convert by November 30, 2020, the remaining balance of the convertible debenture amounting to $257,676 will convert to 429,460 shares of the Company’s common stock. This $287,000 convertible debenture is secured by 5,000,000 shares of the Company’s common stock which are owned by the Company’s President.	287,000	287,000

Secured(1) convertible debenture, interest at 11% per annum,, accrued monthly and the outstanding principal and unpaid accrued interest is due January 8, 2021	326,143	326,143
Convertible debentures payable	$3,763,554	$3,613,143

Debt discount associated with Convertible payables	(1,930,374)	(2,385,189)
Total convertible debentures payable	$1,833,180	$1,227,954

(1)	Secured by primary interest in all assets of both Loop and ScreenPlay.

Maturity analysis under these convertible agreements are as follows:

Three months ending December 31, 2020	$287,000
2021	1,030,432
2022	1,148,108
2023	1,298,014
Convertible debentures payable	3,763,554
Less: Debt Discount on Convertible debentures payable	(1,930,374)
Total Convertible debentures payable	$1,833,180

Convertible debentures – related party $3,000,000, December 12, 2018

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

For the nine months ended September 30, 2020 and September 30, 2019, the amortized debt discount recorded as interest expenses was $450,164 and $448,521, respectively.

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

Second Amendment of terms

Subsequent to September 30, 2020, the Company did not make all of the payments due under the convertible loan agreement with the related party and entered into a second amendment of this convertible loan on October 23, 2020. The second amendment provides for payment to be made for the unpaid interest accrued at 18% per annum (default rate) through October 23, 2020 amounting to $179,803 by making a cash payment of $97,979 and increasing the principal amount of the convertible note by $81,824.

The second amendment further provides that beginning November 1, 2020, monthly payments of unpaid interest accrued at 12.5% per annum will be paid in arrears through March 31, 2021, beginning April 1, 2021, the Company will pay equal monthly installments of principal and interest computed at 10% per annum through December 1, 2023. The Company will account for this amendment to the note under ASC 470-50-40-10 as a debt extinguishment due to the present value of the cash flows under the new amendment terms is at least 10% different from the present value of the remaining cash flows of the current terms.

The following table presents the components of the convertible debenture as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Short term portion	$523,809	$—
Long term portion	2,626,602	3,000,000
	3,150,411	3,000,000
Less: unamortized debt discount	(1,910,734)	(2,360,898)
Balance, net	$1,239,677	$639,102

Convertible debentures - $287,000, December 1, 2018

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

The discount is amortized to interest expense using effective interest method over the life of the convertible debentures. For the nine months ended September 30, 2020 and September 30, 2019, the amortized debt discount recorded as interest expenses was $4,651 and $4,634, respectively.

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

In addition, the amendment required that the Company pay on October 22, 2020, $28,587 of the outstanding balance of accrued expenses due to the founder and former officer in the amount of $67,000 for a total payment of $112,412. The amendment further provides that the remaining balance of the $67,000 owed or $38,412 would be paid on March 31, 2021. Additionally, the amendment provides that the November 1, 2020 payment will be deferred to December 1, 2020 while the terms of the conversion are discussed further. If the convertible note is not converted into the Company’s common stock by November 30, 2020, then the terms of the original note will resume on December 1, 2020. If the convertible note of the founder and former officer is converted by November 30, 2020, the balance of $257,676 will convert into 429,460 shares of the Company’s stock based upon an conversion price of $0.60.

The following table presents the components of the convertible debenture as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Short term portion	$287,000	$—
Long term portion	—	287,000
Less: Unamortized debt discount	(19,640)	(24,291)
Balance, Net	$267,360	$262,709

Convertible debentures - $326,143, July 12, 2019

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

Upon execution of Amendment 2, a new embedded conversion feature was re-calculated as $110,281 which was charged to additional-paid-in-capital. The difference between the embedded conversion feature calculated in Amendment 1 of $146,678 and the recalculated amount of $110,281 or $36,397 was offset against loss on extinguishment of debt.

The following table presents the components of the convertible debenture as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Short term portion	$326,143	$—
Long term portion	—	326,143
Balance, net	$326,143	$326,143

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of September 30, 2020.

The Company entered into a Framework Digital Distribution Agreement with Sony Music Entertainment (SME) to digitally distribute audio-visual musical recordings that they own or control in agreed forms via certain approved distribution channels (See Note 15).  The agreement also requires that the Company pay SME a non-refundable advance recoupable solely during the term of this agreement against all service fees payable to SME in connection with access to the SME content for the service territory. The non-refundable amounts require payments of $227,000 in October 2020, April 2021 and October 2021. The $227,000 payment required in October 2020 was paid and recorded as a deposit.

NOTE 12 – RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

The Company has borrowed funds for business operations from certain shareholders through convertible debt agreements and has remaining balances, including accrued interest amounting to $3,228,538 and $3,050,137 as of September 30, 2020 and December 31, 2019, respectively. The Company incurred interest expense for these convertible notes in the amounts of $232,332 and $79,408 for the nine months and three months ended September 30, 2020, respectively. The Company also incurred interest expense for these convertible notes in the amounts of $221,918 and $75,616 for the nine months and three months ended September 30, 2019, respectively.

One of the above shareholders and convertible note holders also assumed the Company’s corporate apartment lease at the beginning of 2020 for their own personal use. The Company wrote off the remaining balance of the right of use asset and lease liability, both amounting to $20,825.

As part of the reverse merger with Interlink Plus, Inc. on February 5, 2020, the Company assumed a $180,000 debt to Interlink’s controlling shareholder to whom the Company was also indebted in the amount of $1,000,000. The Company issued 200,000 shares of its Series B convertible preferred stock in exchange for (i) $1,000,000 in cash and (ii) the exchange of the $1,000,000 loan plus accrued interest of $6,594 The fair value of the common stock into which the Series B convertible preferred stock is convertible was $9,600,000 on the date of issuance. The Company applied the guidance in ASC 470-20.

The allocated fair value of the Series B convertible preferred stock exceeded the $1,000,000 cash proceeds by $3,800,000 which was recorded by the Company as a deemed dividend.

The Company recognized an inducement expense equal to the excess of the allocated fair value of the Series B Convertible preferred stock and the carrying value of the loan payable as of the date the inducement offers were accepted. The excess of the fair value of the Series B Convertible preferred stock over the carrying value of the loan payable was $3,793,406 which amount was included as an inducement expense in the statement of operations for the nine months ended September 30, 2020.

The $180,000 debt plus accrued interest of $5,563 was retired as a part of the issuance to him of 2,666,667 warrants to purchase the Company’s common stock. The warrants were recorded at their fair value (see Note 14). Because the transaction was a related party any gain or loss is recorded and reported as a change to additional paid in capital (the effects of the transaction do not affect the Consolidated Statements of Operations).

The Company incurred interest expense for these notes in the amounts of $6,721 and $0 for the nine months and three months ended September 30, 2020, respectively. The Company did not incur any interest expense for these notes for the nine months and three months ended September 30, 2019, respectively.

NOTE 13 –STOCKHOLDERS' EQUITY (DEFICIT)

Convertible Preferred Stock

The Company is authorized to issue 16,666,667 shares of its $0.0001 par value preferred stock.  As of September 30, 2020, and December 31, 2019, the Company had 30,667 and 0 shares of Series A convertible preferred stock issued and outstanding, respectively. As of September 30, 2020, and December 31, 2019, the Company had 200,000 and 0 shares of Series B convertible preferred stock issued and outstanding, respectively.

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

The Company evaluated the features of the Convertible Preferred Stock under ASC 480, and classified them as permanent because the Convertible Preferred stock is not mandatorily or contingently redeemable at the shareholder’ option and the liquidation preference that exists does not fall within the guidance of SEC Accounting Series Release No. 268 – Presentation in Financial Statements of “Redeemable Preferred Stocks” (“ASR 268”).

Change in Number of Authorized and Outstanding Shares

On June 8, 2020, a 1 for 1.5 reverse stock split of the Company’s common stock became effective. All share and per share information in the accompanying unaudited condensed consolidated financial statements and footnotes has been retroactively adjusted for the effects of the reverse split for all periods presented.

Common stock

The Company is authorized to issue 316,666,667 shares of its $0.0001 par value common stock. As of September 30, 2020 and December 31, 2019, there were 114,320,911 and 101,882,647, respectively, shares of common stock issued and outstanding.

 Nine months ended September 30, 2019

During the nine months ended September 30, 2019, the Company issued an aggregate of 2,800,000 Class B Shares with a value of $1,890,000 which was reserved for issuance as a common stock subscribed at December 31, 2018. These were issued for consulting services received during the year ended December 31, 2018.

During the nine months ended September 30, 2019, the Company issued an aggregate of 37,605 Class A common shares in satisfaction of common stock subscribed of $25,000.

During the nine months ended September 30, 2019, the Company issued 1,866,667 Class B Shares with a value of $1,240,960 in connection with a settlement with former employees upon the termination of their employment contracts.

During the nine months ended September 30, 2019, the Company as part of settlement agreement (see Note 10) issued 45,127 shares of Class B common shares to the note holders for $30,000 cash and issued 37,605 Class B common shares valued at $25,000 to the note holders for the forgiveness of $5,221 in liabilities owed by the Company, which resulted in a loss on settlement of obligations of $19,779

During the nine months ended September 30, 2019, the Company issued an aggregate of 260,782 Class A common shares in satisfaction of $67,000 of common stock subscribed and additional proceeds of $59,990.

During the nine months ended September 30, 2019, the Company reserved 277,473 Class A shares as common stock subscribed with a value of $122,976.

Nine months ended September 30, 2020

During the nine months ended September 30, 2020, the Company issued an aggregate of 3,176,000 shares of its common stock for proceeds of $3,060,000.

During the nine months ended September 30, 2020, the Company issued 93,333 shares of its common stock in satisfaction of a common stock subscription of $35,000.

During the nine months ended September 30, 2020, the Company issued 4,000,000 shares of its common stock for consulting services valued at $1,500,000.

During the nine months ended September 30, 2020, the Company issued 5,168,931 shares of its common stock and 30,667 shares of Preferred A shares as part of the merger with Interlink. The Company also assumed debt to a related party of $180,000 and accrued interest of $3,842 and charged $80,134 of legal expenses related to reverse merger charged to additional paid in capital.

During the nine months ended September 30, 2020, the Company issued 200,000 shares of its Series B convertible preferred stock in exchange for (i) $1,000,000 in cash and (ii) loan and accrued interest forgiveness of $1,006,594. The fair value of the common stock into which the Series B convertible preferred stock is convertible was $9,600,000 on the date of issuance. The Company applied the guidance in ASC 470-20.

The allocated fair value of the Series B convertible preferred stock exceeded the $1,000,000 cash proceeds by $3,800,000 which was recorded by the Company as a deemed dividend.

During the nine months ended September 30, 2020, the Company received $20,000 for common stock subscribed of 53,333 shares.

NOTE 14 – STOCK OPTIONS AND WARRANTS

Options

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from using the Company's historical stock prices. The Company accounts for the expected life of options based on the contractual life of options for non-employees. For employees, the Company accounts for the expected life of options in accordance with the "simplified" method, which is used for "plain-vanilla" options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

The following table summarizes the stock option activity for the nine months ended September 30, 2020:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2019	5,812,307	$0.70	8.41	$7,564,559
Grants	2,500,000	0.89	9.96	2,775,000
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2020	8,312,307	$0.76	8.28	$10,339,559
Exercisable at September 30, 2020	6,438,307	$0.72	7.86	$8,259,419

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company's stock price of $2.00 as of September 30, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at September 30, 2020:

Options Outstanding
		Weighted	Options
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.86	1,148,372	5.87	1,148,372
0.66	4,663,935	7.14	4,663,935
0.89	2,500,000	9.71	626,000
Total	8,312,307	8.28	6.438,307

Stock-based compensation

The Company recognizes compensation expense for all stock options granted using the fair value based method of accounting. During the nine months ended September 30, 2020, the Company issued 2,500,000 options valued at $0.3645per option. The Company recorded stock based compensation of $316,033 for the above options.

The Company calculated the fair value of options issued using the Black-Scholes option pricing model, with the following assumptions:

September 30, 2020

Weighted average fair value of options granted	$0.3645
Expected life	5.15 – 5.75 years
Risk-free interest rate	0.33 - 0.44%
Expected volatility	44.69 – 45.32%
Expected dividends yield	0%
Forfeiture rate	0%

The stock-based compensation expense related to option grants was $144,235 and $0, respectively for the three months ended September 30, 2020 and 2019, and $316,033 and $55,796, for the nine months ended September 30, 2020 and 2019, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$0.86	5,550,709	6.26	$0.86	5,550,709	6.26
$0.75	2,666,667	9.45	0.75	2,666,667	9.45

The following table summarizes the warrant activity for the three months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2019	5,550,709	$0.86
Issued	2,666,667	0.75
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2020	8,217,376	$0.82

During first quarter 2020, the Company assumed a related party note of $180,000 and associated accrued interest of $3,842 as part of the reverse merger with Interlink. On March 11, 2020, the Company issued 2,666,667 warrants valued at $702,219 to retire the $180,000 debt and $5,563 of accrued liabilities.

The Company calculated the fair value of warrants issued using the Black-Scholes option pricing model, with the following assumptions:

September 30, 2020

Weighted average fair value of warrants granted	$0.2633
Expected life	10 years
Risk-free interest rate	0.82%
Expected volatility	48.46%
Expected dividends yield	0%
Forfeiture rate	0%

NOTE 15 –DISTRIBUTION AGREEMENT

On April 16, 2020, the Company entered into a Framework Digital Distribution Agreement with Sony Music Entertainment (“SME”) (See Note 11) to digitally distribute audio-visual musical recordings that it owns or controls in agreed forms to consumers via certain approved distribution channels. This agreement requires Loop to pay royalties and make minimum guaranteed payments, or advances, and includes marketing commitments, advertising inventory, and financial and data reporting obligations. Rights to sound recordings granted pursuant to this agreement are expected to account for a significant part of its streams in the foreseeable future. This license agreement has a duration of two years, is not automatically renewable, and applies to the United States, Canada, and certain Latin American countries. The license agreement also allows for the record label to terminate the agreement in certain circumstances, including, Loop’s failure to timely pay sums due within a certain period, a breach of material terms, and in some situations which could constitute a “change of control” of Loop. This agreement provides that SME has the right to audit Loop for compliance with the terms of the agreement. Further, it contains a “most favored nation” provision, which requires that certain material contract terms be at least as favorable as the terms agreed to or will agree with any other record label. Future minimum guarantee payments are material and represent a significant portion of the Company’s contractual obligations and commercial commitments.

NOTE 16 – SUBSEQUENT EVENTS

COVID 19

The spread of a novel strain of coronavirus (COVID-19) around the world in the first half of 2020 has caused significant volatility in U.S. and international markets. The Company experienced a 17% decline in revenues in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, which was directly related to business closures of key customers.

Share Purchase Agreement

The Company entered into a Share Purchase Agreement dated August 1, 2020 for the private offer to a limited number of accredited investors of up to $6,500,000 worth of restricted shares of common stock of the Company at an issue price of $1.25 per share. The offer is ongoing and will remain open until October 31, 2020, unless earlier terminated or extended for an additional thirty (30) days in the sole discretion of the Company. The Shares are subject to restriction on resales until that date that is 365 days following the relevant closing date for any individual investor. As of October 31, 2020, the Company had raised an aggregate of $3,450,000 and issued 2,760,000 shares under the Share Purchase Agreement.

Acquisition

On October 13, 2020, the Company acquired from SPKR INC., a Delaware corporation ("Seller"), the Seller’s Website and Internet Domain Name, Spkr.com (the "Website") and a mobile application Seller developed (the "App"), available in the Apple Inc. IOS Store as Spkr: Curated Podcast Radio, and related assets (the Website, the App and all other assets associated with Seller's audio network business that were acquired, the "Acquired Assets") pursuant to an Asset Acquisition Agreement dated the same date (the "Purchase Agreement") entered into by and between the Company, Seller and PTK Investments, LLC, a Delaware limited liability company (dba PTK Capital), in its capacity as the Seller representative under the Purchase Agreement (the "Acquisition").

The purchase price for the Acquired Assets consisted of consideration of 1,369,863 shares of the Company’s common stock, par value $0.0001 per share, (the "Shares") valued at $3,000,000. The Shares were issued to the Seller on October 13, 2020. The Shares are subject to restriction on resales until that date that is one year following the closing of the Acquisition, or, if sooner, the date that is 90 days after the Company’s securities begin trading on the NASDAQ which is binding on any holder receiving any of the Shares from Seller.

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

Pursuant to the Merger Agreement, the Company acquired 100% of the outstanding shares of Loop in exchange for 152,823,970 (this number of shares is the pre-stock split number; the post stock split number would be 101,882,647 shares) of the Company’s common stock at an exchange ratio of 1:1. Loop was incorporated on May 18, 2016 under the laws of the State of Delaware. As a result of such acquisition, the Company’s operations now are focused on premium short-form video for businesses and consumers.

In connection with the Merger, on February 6, 2020, the Company entered into a Purchase Agreement (the "Asset Purchase Agreement") with Zixiao Chen ("Buyer") for the purchase of assets relating to the Company’s two major business segments: travel agency assistance services and convention services (together, the "Business"). In consideration for the assets of the Business, Buyer transferred to the Company 2,000,000 shares of its common stock and agreed to assume and discharge any and all liabilities relating to the Business accruing up to the effective time of the Asset Purchase Agreement. The Shares will be retired and restored to the status of authorized and unissued shares.

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

COVID 19 disease

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

The Company has been significantly impacted by Covid-19 through the nine months ended September 30, 2020 and continued through October 31,2020, which was directly related to business closures of key customers. We have implemented certain mitigation measures such as salary reductions from March 2020 through October 15, 2020 and other cost cutting activities.

As COVID-19 continues to evolve, the extent to which the coronavirus impacts operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. The Company continues to monitor the pandemic and particular, the extent to which the continued spread of the virus adversely affects our customer base and therefore revenue. As the COVID-19 pandemic is complex and rapidly evolving, the Company's plans as described above may change. At this point, the Company cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on the business, results of operations, financial position and cash flows.

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

Second Amendment of terms of Convertible debentures with related parties

The Company entered into a second amendment of the convertible note on October 23, 2020. The second amendment provides for payment to be made for the unpaid interest accrued at 18% per annum (default rate) through October 23, 2020 amounting to $179,803 by making a cash payment of $97,979 and increasing the principal amount of the convertible note by $81,824. The second amendment further provides that beginning November 1, 2020, monthly payments of unpaid interest accrued at 12.5% per annum will be paid in arrears through March 31, 2021; beginning April 1, 2021, the Company will pay equal monthly installments of principal and interest computed at 10% per annum through December 1, 2023.

Share Purchase Agreement

The Company entered into a Share Purchase Agreement dated August 1, 2020 for the private offer to a limited number of accredited investors of up to $6,500,000 worth of restricted shares of common stock of the Company at an issue price of $1.25 per share. The offer is ongoing and will remain open until October 31, 2020, unless earlier terminated or extended for an additional thirty (30) days in the sole discretion of the Company. The Shares are subject to restriction on resales until that date that is 365 days following the relevant closing date for any individual investor. As of November 12, 2020, the Company had raised an aggregate of $3,450,000 and issued 2,760,000 shares under the Share Purchase Agreement.

Acquisition

On October 13, 2020, the Company acquired from SPKR INC., a Delaware corporation ("Seller"), the Seller’s website and internet domain name, “Spkr.com” (the "Website") and a mobile application Seller developed (the "App"), available in the Apple Inc. IOS Store as “Spkr: Curated Podcast Radio”, and related assets (the Website, the App and all other assets associated with Seller's audio network business that were acquired, the "Acquired Assets") pursuant to an Asset Acquisition Agreement dated the same date (the "Purchase Agreement") entered into by and between the Company, Seller and PTK Investments, LLC, a Delaware limited liability company (dba PTK Capital), in its capacity as the Seller representative under the Purchase Agreement (the "Acquisition"). The purchase price for the Acquired Assets consisted of consideration of 1,369,863 shares of the Company’s common stock, par value $0.0001 per share, (the "Shares") valued at $3,000,000. The shares were issued to the Seller on October 13, 2020. The shares are subject to restriction on resales until that date that is one year following the closing of the Acquisition, or, if sooner, the date that is 90 days after the Company’s securities begin trading on the NASDAQ and which is binding on any holder receiving any of the shares from Seller.

Critical Accounting Policies and Use of Estimates

Use of Estimates and Assumptions

The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in the fair value of stock-based compensation awards, the fair value of other equity and debt instruments, right-of-use assets (“ROU”), lease liabilities, and allowance for doubtful accounts.

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from delivery of streaming services, delivery of subscription content services in customized formats, and delivery of hardware and ongoing content delivery through software and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s Consolidated Financial Statements for the cumulative impact of applying this new standard. Therefore, there was no cumulative effect adjustment required.

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

●       allocation the transaction price to each performance obligation; and

●       recognition of revenue only when the Company satisfies each performance obligation.

Performance Obligations and Significant Judgments

The Company’s revenue streams can be categorized into the following performance obligations and recognition patterns:

o	Delivery of streaming services including content encoding and hosting. The Company recognizes revenue over the term of the service based on bandwidth usage.
o	Delivery of subscription content services in customized formats. The Company recognizes revenue over the term of the service.

o	Delivery of hardware for ongoing subscription content delivery through software. The Company recognizes revenue at the point of hardware delivery.

Transaction prices for performance obligations are explicitly outlined in relevant contractual agreements; therefore, the Company does not believe that significant judgments are required with respect to the determination of the transaction price, including any variable consideration identified.

Cost of revenue

Cost of revenue represents the cost of delivered hardware and bundled software and is recognized at the time of sale. For ongoing licensing and hosting fees, cost of sales is recognized over time based on usage patterns.

Stock Based Compensation

Share-based compensation awarded to employees is measured at the award date, based on the fair value of the award, and is recognized as an expense over the requisite vesting period. The Company measures the fair value of the share-based compensation issued to non-employees using the stock price observed in the trading market (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete.

Leases

The Company determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and the lease obligations are recorded as liabilities and represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of the lease payments.

The ROU asset arrangement also consists of any prepaid lease payments and deferred rent liabilities. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. The Company has lease agreements which require payments for both lease and non-lease components and has elected to account for these as a single lease component.

Results of Operations

For the Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

Three months ended September 30,	2020	2019	$ variance	% variance

Content and streaming services	$293,901	$420,438	$(126,537)	-30%
Content subscription services	299,386	378,627	(79,241)	-21%
Hardware for ongoing subscription content	33,498	35,616	(2,118)	-6%
Total revenue	626,785	834,681	(207,896)	-25%

Cost of revenue	262,417	242,652	19,765	8%

Gross Profit	364,368	592,029	(227,661)	-38%

Operating expenses:
Selling, general and administration	1,760,284	955,197	805,087	84%
Total Operating expenses	1,760,284	955,197	805,087	84%

Loss from Operations	(1,395,916)	(363,168)	(1,032,748)	284%

Other income (expense):
Interest income	1,097	1,691	(594)	-35%
Interest expense	(247,153)	(220,775)	(26,378)	12%
Loss on settlement of obligations	—	(153,151)	153,151	-100%
Total Other income (expense)	(246,056)	(372,235)	126,179	-34%

Provision for income taxes	—	—	—	0%

Net loss	$(1,641,972)	$(735,403)	$(906,569)	123%

Revenues

The Company’s revenue declined for the three months ended September 30, 2020 from 2019 by $207,896 or 25%. The primary cause for this large of a revenue decline is the continuing effects of the coronavirus pandemic.

The revenue from content and streaming services declined by $126,537 or 30% from 2019 amounts primarily due to the continuing effects of the coronavirus. Revenue from subscription services fell $79,241 or 21% from 2019 levels.

Although content and streaming services have not been affected as much by the pandemic in the previous quarters, it has been affected in the third quarter. The Company’s customers across the board have started reducing the services they have been previously purchasing. In addition, during the third quarter, a number of customers began requesting credits against invoices they received from the Company for services purchased in the second quarter because of the impact of the pandemic.

The decline in content subscription services revenue is because the business of the customers for these services which are bars, restaurants and to a lesser extent casinos and cruise ships also declined. In the third quarter, many of these customers were able to resume some operations, although only to a limited degree.

Hardware sales have decreased slightly from $35,616 recognized in 2019 to $33,498 in 2020 or 6%. This is to be expected, and will be expected in the future. The Company is transitioning from providing the streaming service on on-site PC equipment to an internet-based service.

Cost of revenue

The cost of revenue also increased by 8% in the third quarter of 2020 compared to the same period in 2019. This is because of the recent increase in demand for streaming services the costs for production, content licensing and equipment costs increased by $19,765.

Total Operating Expenses

Total operating expense increased in the third quarter of 2020 over the same period for 2019 by $805,087 or 84% because of several items.

One is that payroll related costs increased by $286,629 in the third quarter compared to 2019 due to increases in personnel needed to launch its platform targeted to consumers and the expansion of management personnel in 2020 and a large reduction in salaries in the third quarter of 2019.

A second is the Company significantly increased advertising and marketing expenses by $82,856 over the amounts spent in 2019 as it prepares to launch its consumer-based service platform.

Another is a $144,235 increase in (non-cash) share-based compensation due to the option cost recognition over the vesting period in the third quarter from the award of additional options in the second quarter of 2020.

Another is a $223,732 increase in accounting fees incurred for the audit of 2019 and 2018 as well as the first and second quarterly reports to be filed with the Securities and Exchange Commission. A lower audit related expense was incurred in the third quarter of 2019.

Legal and other consulting expenses increased by $26,452 over amounts spent for the same period of 2019.

Due to the significant increase in operations in an effort to expand the Company’s operational capacity the Company has also incurred increased costs for insurance of $29,346 and office supplies and services amounting to $17,357. However, travel expense did decrease by $6,114 which is directly related to less traveling due to the pandemic.

Other income and expenses

There was a reduction of other expense of $126,179 in the third quarter of 2020 from the same period in 2019.

This was primarily because the Company incurred a loss from the settlement of obligations of $153,151 in 2019 that did not reoccur in 2020.

In addition, the Company incurred $26,378 more in interest expense for the third quarter of 2020 than in 2019 because of increased borrowing and higher loan balances during and at the end of the quarter.

Net Loss

The Company’s net loss in the third quarter of 2020 increased an additional $906,569 over the net loss for the same period in 2019. This was primarily due to the accounting fees incurred in the amount of $223,732 to perform an audit of 2019 and 2018 financial statements as well as the reviews of the first and second quarterly reports of 2020 filed with the Securities and Exchange Commission.

Also contributing to the net loss is an increase in operating expenses related to supporting the launch of its platform targeted to consumers amounting to $436,526. Additionally, stock-based compensation of $144,235 and the $227,661 loss in gross profit in 2020 due to the effects of the coronavirus pandemic.

For the Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

Nine months ended September 30,	2020	2019	$ variance	% variance

Content and streaming services	$1,053,658	$1,271,351	$(217,693)	-17%
Content subscription services	944,627	1,116,457	(171,830)	-15%
Hardware for ongoing subscription content	90,628	115,772	(25,144)	-22%
Total revenue	2,088,913	2,503,580	(414,667)	-17%

Cost of revenue	647,337	682,848	(35,511)	-5%

Gross Profit	1,441,576	1,820,732	(379,156)	-21%

Operating expenses:
Selling, general and administration	6,456,975	5,100,037	1,356,938	27%
Total Operating expenses	6,456,975	5,100,037	1,356,938	27%

Loss from Operations	(5,015,399)	(3,279,305)	(1,736,094)	53%

Other income (expense):
Interest income	3,556	4,103	(547)	-13%
Interest expense	(739,698)	(700,980)	(38,718)	6%
Loos on settlement of obligations	—	(19,779)	19,779	-100%
Inducement expense	(3,793,406)	—	(3,793,406)	100%
Other income	10,000	—	10,000	100%
Loss on extinguishment of debt	—	(153,151)	153,151	-100%
Total Other income (expense)	(4,519,548)	(869,807)	(3,649,741)	420%

Provision for income taxes	—	—	—	0%

Net loss	$(9,534,947)	$(4,149,112)	$(5,385,835)	130%

Revenues

The Company’s revenue declined for the nine months ended September 30, 2020 from 2019 by $414,667 or 17%. The primary cause for this large decline in revenue is the coronavirus pandemic. Most of the states in the U.S. issued shelter in place orders to their residents and required any non-essential businesses to close in the second quarter of 2020.

Revenue from content and streaming services declined 17% from 2019 amounts. Although this revenue stream has not been affected as much by the pandemic in the previous quarters, it has been affected in the third quarter. The Company’s customers across the board have started reducing the services they have been previously purchasing. In addition, in the third quarter a number of customers began requesting credits against invoices they received from the Company for services purchased in the second quarter because of the impact of the pandemic.

Content subscription services fell $171,830 or 15% for the nine months ended September 30, 2020. The customers for these services are bars, restaurants and to a lesser extent casinos and cruise ships. As a result of business closures and much reduced customer operations, revenue in these areas fell.

Hardware sales have decreased from $115,772 recognized in 2019 to $90,628 in 2020 or by 22%. This is to be expected as the Company transitions from providing the streaming service on on-site PC equipment to an internet-based service.

Cost of revenue

The cost of revenue also decreased by 5% for the nine months ended September 30, 2020 compared to the same period in 2019 in conjunction with the reduction in sales due to the pandemic. Because of the substantial reduction in demand for subscription services the cost of hosting content dropped by $67,357. The cost of production and content licensing increased by $33,796 from 2019 to 2020 as more emphasis has been placed on service delivery efforts and production capabilities.

Total Operating Expenses

Total operating expense increased in the nine months ended September 30, 2020 over the same period for 2019 by $1,356,938 or 27% because of several items.

The Company also increased advertising and marketing expenses by $94,039 over the amounts incurred in 2019.

The Company incurred $519,278 more (non-cash) share-based compensation in 2020 than 2019

The Company has also incurred increased costs for insurance $73,174 and had a reduction in office supplies and services amounting to $33,853

One is a $707,079 increase in accounting fees incurred for the audit of 2019 and 2018 as well as the first and second quarterly reports filed with the Securities and Exchange Commission; a lower audit related expense was incurred through September 30, 2019.

Other income and expenses

There was an increase in other income and expense for the nine months ended September 30, 2020 from the same period in 2019 of $3,649,741. This was primarily because an inducement expense of $3,793,406 related to the issuance of 200,000 shares of Series B convertible preferred stock for cash and induced debt extinguishment in 2020.

Net Loss

The Company’s net loss for the nine months ended September 30, 2020 increased an additional $5,385,835 over the net loss for the same period in 2019. This was largely due to an inducement expense of $3,793,406 related to the issuance of 200,000 shares of Series B convertible preferred stock for cash and induced debt extinguishment in 2020 and to the accounting fees incurred in the amount of $707,079 to perform an audit of 2019 and 2018 financial statements as well as preparing and filing the first and second quarterly reports of 2020 to be filed with the Securities and Exchange Commission.

Also, the Company incurred fewer legal fees for the nine months ended September 30, 2020 than in 2019.

Additionally, (non-cash) stock-based compensation in 2020 was increased by $519,278 over the amount in 2019, and the increase of $379,156 for loss in gross profit in 2020 due to the effects of the pandemic.

Liquidity and Capital Resources

As of September 30, 2020, the Company had cash of approximately $1,971,923. The following table provides a summary of the Company's net cash flows from operating, investing, and financing activities.

	Nine months ended
	September 30, 2020	September 30, 2019
Net cash used in operating activities	$(3,606,632)	$(1,517,301)
Net cash used in investing activities	(6,256)	(16,511)
Net cash (used in) provided by financing activities	4,573,366	(2,005,823)
Change in cash	960,478	(3,539,635)

Cash, beginning of period	1,011,445	3,838,661
Cash, end of period	$1,971,923	$299,026

The Company has historically sought and continues to seek financing from private sources to implement its business plans. In order to satisfy its financial commitments, the Company has historically relied on private party financing, but that has inherent risks in terms of availability and adequacy of funding.

For the next twelve months, the Company anticipates that it will need to supplement its cash from revenues with additional cash raised from equity investment or debt transactions to ensure that the Company will have adequate cash to support its minimum operating cash requirements and thus to continue as a going concern.

There can be no guarantee or assurance that the Company can raise adequate capital from outside sources. If the Company is unable to raise funds when required or on acceptable terms, it may have to significantly reduce, or discontinue its operations.

Net Cash Flow from Operating Activities

There was approximately $2,089,000 more cash used in operations in the nine months ended September 30, 2020 than in the same period in 2019. This was necessary to pay for additional accounting and legal fees associated with the merger into a public company and the two-year audit of the Company. Also, additional funds were spent on payroll and consulting costs to provide the necessary support to sustain the expected future revenue growth and higher level of operations.

 Net Cash Flow from Investing Activities

 Investing activities consisted of the receiving cash payments on a note receivable in both 2020 and 2019.

In 2020 the Company spent $10,599 for the purchase of equipment as compared to $20,684 in 2019.

Net Cash Flow from Financing Activities

In the nine months ended September 30, 2020 the Company raised $4,080,000 in new capital to continue strengthening its operations and building its organization, less $80,134 to pay for additional legal fees and other costs associated with the merger into a public company.

The Company also received loan proceeds from the Paycheck Protection Program (“PPP”) loan program in the amount of $573,500 (see Note 9).

The Company raised $89,990 in new capital in the nine months ended September 30, 2019.

The Company in the nine months ended September 30, 2019, also received proceeds from the issuance of convertible debt in the amount of $277,473.

In 2019, the company repaid stockholders loans in the amount of $348,286 and also paid down on the payable on the acquisition in the amount of $2,025,000.

Going Concern

As of September 30, 2020, the Company had cash of $1,971,923 and accumulated deficit of $35,660,199. During the nine months ended September 30, 2020, the Company used net cash in operating activities of $3,606,632. The Company has incurred net losses since its inception.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's primary source of operating funds since inception has been cash proceeds from debt and equity financing transactions. The ability of the Company to continue as a going concern depends on its ability to generate sufficient revenue and its ability to raise additional funds by way of a debt and equity financing transactions.

Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

See the Company's discussion under Note 2-Significant Accounting Policies in its financial statements.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.

Not required.

Item 4.    Controls and Procedures.

(i)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on this evaluation, and as a result of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2020. Notwithstanding the material weaknesses that were identified as of December 31, 2019 and continued to exist at September 30, 2020, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Material Weaknesses and Management’s Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were identified in the normal course as of December 31, 2019 and continued to exist as of September 30, 2020:

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

We have concluded that these material weaknesses arose because, as previously a private company, we did not have the necessary business processes, systems, personnel and related internal controls. During the year ended December 31, 2019, we began to undertake measures to address material weaknesses in our internal controls. In particular, during March 2020, we engaged an outside advisory and consulting firm with expertise in preparation of financial statements. We will continue to take steps to remediate these material weaknesses, including:

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

Item 1A.    Risk Factors.

We are not required to provide the information required by this Item due to the fact we are a "smaller reporting company.” However, as a result of the merger in February 2020, our business is different and we believe our new business, and ownership of our common stock, is subject to numerous risks and uncertainties, including, but not limited to, the following:

•	your ability to sell your common shares at or above the price you bought them for due to the failure of an active, liquid, and orderly market for our common shares to develop or be sustained;

•	our ability to attract prospective business and users and to retain existing business and users;

•	our dependence upon third-party licenses for video recordings and musical compositions;

•	our ability to comply with the many complex license agreements to which we are a party;

•	our ability to generate enough revenue to be profitable or to generate positive cash flow on a sustained basis;

•	our lack of control over the providers of our content and their effect on our access to music videos and other content;

•	our ability to accurately estimate the amounts payable under our license agreements;

•	the limitations on our operating flexibility due to the minimum guarantees required under certain of our license agreements;

•	our ability to obtain accurate and comprehensive information about music compositions in order to obtain necessary licenses or perform obligations under our existing license agreements;

•	potential breaches of our security systems; and

•	assertions by third parties of infringement or other violations by us of their intellectual property rights.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30,2020, we sold and issued an aggregate of 2,136,000 shares of our common stock to a total of nine accredited investors at a price of $1.25 per share for an aggregate purchase price of $2,670,000. The offers, sales and issuances of such common stock were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

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

2.2	Purchase Agreement by and between Interlink Plus, Inc. and Zixiao Chen, dated February 6, 2020 (previously filed on February 7, 2020 as Exhibit 2.2 of the Current Report on Form 8-K)

2.3	Plan of Merger between Interlink Plus, Inc. and Loop Media, Inc. dated May 22, 2020 (previously filed on June 11, 2020 as Exhibit 2.1 of the Current Report on Form 8-K)

2.4	Certificate of Ownership and Merger filed with the Delaware Secretary of State on June 8, 2020 (previously filed on June 11, 2020 as Exhibit 2.2 of the Current Report on Form 8-K)

2.5	Articles of Merger filed with the Nevada Secretary of State on June 9, 2020 (previously filed on June 11, 2020 as Exhibit 3.2 of the Current Report on Form 8-K)

3.1	Articles of Incorporation, as amended to date (previously filed on November 4, 2020 as Exhibit 3.1 of the Quarterly Report on Form 10-Q for the period ending March 31, 2020)

3.2	Bylaws (previously filed on July 31, 2015 as Exhibit 3.3 of the Form S-1 Registration Statement)

4.1	Form of Warrant (previously filed on February 7, 2020 as Exhibit 4.1 of the Current Report on Form 8-K)

4.2	Form of First Amended and Restated Convertible Promissory Note (previously filed on February 7, 2020 as Exhibit 4.2 of the Current Report on Form 8-K)

10.1	Restricted Stock Purchase Agreement by and between Interlink Plus, Inc. and Bruce A Cassidy 2013 Irrevocable Trust, dated February 5, 2020 (previously filed on February 7, 2020 as Exhibit 10.1 of the Current Report on Form 8-K)

10.2	Loop Media, Inc. 2020 Equity Incentive Compensation Plan

10.3

31.1	Certification of Principal Executive Office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized on November 16, 2020.

Loop Media, Inc., a Nevada corporation
(Registrant)

By:	/s/ Jon Niermann
Jon Niermann
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James Cerna
James Cerna
Chief Financial Officer
(Principal Financial and Accounting Officer)