Form 10-K
period 2020-12-31
Loop Media, Inc.
filed 2021-04-15
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number: 000-55591

LOOP MEDIA, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-3975872
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

700 N. Central Ave., Suite 430,

Glendale, CA 91203

(Address of principal executive offices) (Zip Code)

(213) 436-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of June 30, 2020, was $295,582,987.

As of April 14, 2021, the registrant had 120,933,177 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant’s information statement for the 2021 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, among others, those statements including the words “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. You should understand that many important factors, in addition to those discussed or incorporated by reference in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national, or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

●	Our ability to raise capital when needed and on acceptable terms and conditions;
●	Our ability to attract and retain management with experience in digital media including digital video music streaming, and similar emerging technologies;
●	Our ability to negotiate, finalize and maintain economically feasible agreements with the major and independent music labels, publishers and performance rights organizations;
●	Our expectations regarding market acceptance of our products in general, and our ability to penetrate the digital video music streaming market in particular;
●	The scope, validity and enforceability of our and third-party intellectual property rights;
●	Our ability to comply with governmental regulation;
●	The intensity of competition;
●	The effects of the ongoing pandemic caused by the spread of the novel coronavirus COVID-19 (“COVID-19”) and our business customers ability to service their customers in out of home venues, especially considering government-imposed business shutdowns and capacity limitations;
●	Changes in the political and regulatory environment and in business and fiscal conditions in the United States and overseas;
●	Our ability to attract prospective users and to retain existing users;
●	Our dependence upon third-party licenses for sound recordings and musical compositions;
●	Our lack of control over the providers of our content and their effect on our access to music and other content;
●	Our ability to comply with the many complex license agreements to which we are a party;
●	Our ability to accurately estimate the amounts payable under our license agreements;
●	The limitations on our operating flexibility due to the minimum guarantees required under certain of our license agreements;
●	Our ability to obtain accurate and comprehensive information about music compositions in order to obtain necessary licenses or perform obligations under our existing license agreements;
●	Potential breaches of our security systems;
●	Assertions by third parties of infringement or other violations by us of their intellectual property rights;
●	Competition for users and user listening time;
●	Our ability to generate sufficient revenue to be profitable or to generate positive cash flow on a sustained basis;
●	Our ability to accurately estimate our user metrics;
●	Risks associated with manipulation of stream counts and user accounts and unauthorized access to our services;
●	Changes in legislation or governmental regulations affecting us;
●	Ability to hire and retain key personnel;
●	Our ability to maintain, protect and enhance our brand;
●	Risks associated with our international expansion, including difficulties obtaining rights to stream music on favorable terms;
●	Risks relating to the acquisition, investment and disposition of companies or technologies;
●	Dilution resulting from additional share issuances;
●	Tax-related risks;
●	The concentration of voting power among our founders who have and will continue to have substantial control over our business;

●	International, national, or local economic, social or political conditions, and
●	Risks associated with accounting estimates, currency fluctuations and foreign exchange controls.

Other sections of this report describe additional risk factors that could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time, and it is not possible for our management to predict all risk factors and uncertainties, nor are we able to assess the impact of all of these risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. These risks and others described under the section “Risk Factors” below are not exhaustive.

Given these uncertainties, readers of this Annual Report on Form 10-K (“Annual Report”) are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

ITEM 1. BUSINESS

History

On January 3, 2020, we (the “Company”, “Loop Media”, “Issuer”, “we”, “us”, “our”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, the Company’s wholly owned subsidiary, Loop Media Acquisition, Inc., a Delaware corporation (“Merger Sub”), and Loop Media, Inc., a Delaware corporation (“Predecessor Loop”). Under the terms of the Merger Agreement, on February 6, 2020, Merger Sub merged with and into Predecessor Loop with Predecessor Loop surviving the merger and becoming a wholly-owned subsidiary of the Company (the “Merger”). At the time of the Merger, Predecessor Loop stockholders received one newly issued share of the Company’s common stock in exchange for each share of Predecessor Loop common stock.

The Merger was treated as a recapitalization and reverse acquisition of the Company for financial accounting purposes. Predecessor Loop is considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Predecessor Loop before the Merger in our filings with the SEC since the Merger.

Prior to the Merger our business comprised two main business segments: (i) travel agency assistance services and (ii) convention services. Upon completion of the Merger, on February 6, 2020, the Company sold these businesses and related assets to a stockholder of the Company in exchange for 2,000,000 outstanding shares of common stock of the Company.

On May 22, 2020, the Company entered into a Plan of Merger by and among the Company and its wholly-owned subsidiary, Predecessor Loop, pursuant to which, Predecessor Loop merged with and into the Company with the Company surviving the merger and the separate existence of Predecessor Loop ceasing (the “Consolidation”). To affect the Consolidation, the Certificate of Ownership and Merger were filed with the Delaware Secretary of State on June 8, 2020 and the Articles of Merger were filed with the Nevada Secretary of State on June 9, 2020. In connection with the Consolidation the Company changed its name to Loop Media, Inc. and remained a Nevada corporation.

On June 8, 2020, the Company filed a Certificate of Change pursuant to NRS 78.209 with the Nevada Secretary of State to implement the reverse split of the Company’s authorized and outstanding shares of common stock on a 1 to 1.5 basis (the “Reverse Split”). In connection with the Reverse Split, the number of shares of common stock the Company has the authority to issue decreased from 500,000,000 to 333,333,334 shares, and there was a corresponding decrease in the number of issued and outstanding shares of each class and series of common stock. Except for de minimus adjustments that resulted from the treatment of fractional shares, the Reverse Split did not have any dilutive effect on our then current stockholders at the time of the Reverse Split because each stockholder held the same percentage of our common stock outstanding immediately following the Reverse Split as such stockholder held immediately prior to the Reverse Split. As a result of the Reverse Split, the number of shares of our common stock that may be purchased upon exercise of warrants, options, or other securities outstanding at the time of the Reverse Split and convertible into, or exercisable or exchangeable for, shares of our common stock, and the exercise or conversion prices for these securities, have also been ratably adjusted in accordance with their terms. All share and per share numbers in this report relating to our common stock prior to the Reverse Stock Split have been adjusted to give effect to the Reverse Split, unless otherwise stated.

The Company

We were incorporated in Nevada on May 11, 2015. Our historical business comprised two main business segments: (i) travel agency assistance services and (ii) convention services, which business was sold upon consummation of the Merger with Predecessor Loop. As a result of the Merger with Predecessor Loop, on February 6, 2020, we became an early-stage media company and acquired Predecessor Loop’s video streaming business and the management team of Predecessor Loop became our management team.

Predecessor Loop was started in 2016 with the intention of developing and then delivering a streaming video music service to consumers on their in-home and mobile devices. In 2016, Predecessor Loop sought to acquire ScreenPlay, Inc., a Washington corporation (“ScreenPlay”), which operated a business-focused video streaming service providing music video and other content to business venues and which had a vast short-form video content library that contained over 500,000 videos, including music videos, game, and TV trailers. At that time, Predecessor Loop acquired 20% of the remaining outstanding shares of ScreenPlay and entered into an agreement to acquire all of the remaining outstanding shares.

Predecessor Loop sought to acquire ScreenPlay to obtain access to and ownership of ScreenPlay’s vast video content, which could then be streamed to Predecessor Loop’s target retail customers, and to benefit from ScreenPlay’s relationships with the major music label companies whose licenses would be required to provide music video content to such retail customers. The acquisition of all of the outstanding shares of ScreenPlay by Predecessor Loop was consummated in 2019, at which time ScreenPlay’s content became the foundation of Predecessor Loop’s (and now our) business. Since the acquisition of ScreenPlay, we have continued to procure additional content, through acquisitions and licenses, to further grow our video library.

You can find more information about us at our website located at www.loop.tv.

Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after we electronically file or furnish such material with the SEC. The contents of our website are not incorporated into or deemed to be part of this Annual Report or any of our other filings with the SEC.

Our principal executive offices are located at 700 N. Central Avenue, Suite 430, Glendale, CA 91203 (telephone: 213-436-2100).

Our Business

Loop Media is at the forefront of curating short-form video content into dynamic and engaging visual experiences, which we deliver to business customers for their out of home (“OOH”) venues and directly to retail consumers (“D2C”) in their home and on their mobile devices. Our curated video content, which is currently primarily music videos, is provided to business venues and consumers on either a paid subscription (“Premium Service”) or unpaid advertising (“Ad-Supported Service”, and together with the Premium Service, the “Service”) basis. We are actively developing our non-music video content and expect to expand this area of our service to help further diversify our video offerings. We seek to monetize our content through the provision of our Services primarily in the United States. Our revenue is generated by advertisers who pay to have their advertisements viewed by the end users of our services and by business owners and users who pay a subscription fee to access our services without advertisements.

We are an early-stage operating company, with limited revenue and negative cash flow from operations. Our revenue for the fiscal year ended December 31, 2020, consists almost entirely of revenue from our historic ScreenPlay business, which we acquired along with ScreenPlay’s catalogue of music and other videos in February 2020 and does not yet fully reflect expected revenues from our more recent product offerings, Services, and business model. See “Business Model.”

The Company employed approximately 43 people as of December 31, 2020, 34 of whom were full-time employees and 9 of whom were contract workers.

We have made significant investment and incurred a large amount of fees and expenses, including some non-cash items, in order to develop our business and will need to continue to do so for the foreseeable future. We rely on external funding to finance our business and will continue to do so. For the years ended December 31, 2020 and 2019, our revenues were $2,794,081 and $3,381,121, respectively. We had a net loss in both years ending December 31, 2020 and 2019. The Company has an accumulated deficit. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Services

We provide curated short-form video content to business customers for their OOH venues and D2C customers in their home and on their mobile devices.

Loop Media’s music video service provides a unique three-hundred-and-sixty-degree experience that allows a user to access our product in their home on a connected television (CTV) or mobile device, while they travel outside their home on their mobile device, and upon arriving at an OOH venue that offers our Services. While at home or in the OOH venue a consumer may also be able to use our mobile application (Loop – Live Music Videos) (the “Loop App”) to interact with their home CTV or the venue’s televisions, as our mobile application includes social features that allow users to follow and be followed by other users, share their location and any user created playlist (a video music “Loop”), view activity, signal support for a particular music video, and listen to other users’ Loops. We believe we are the only service licensed by all three major music labels (see “License Agreements”) providing users with access to a music video product in both OOH venues and directly to their CTVs and mobile devices.

An upcoming feature is expected to allow us to engage customers while they are at an OOH venue that has our service through social media applications and on-screen identification. We will encourage the customer to download the Loop App which allows them the opportunity to influence what is playing on select screens while in the venue (at the venue’s discretion). Using the D2C application the user is expected to be able to access a large variety of playlists in the free advertising supported version of the application. Premium Service subscribers will be able to access even more content and features in the paid version of our application.

With the introduction of our D2C service we have begun to take the programing and music video management experience we have developed in our OOH service to the under-serviced consumer market. Although there are other avenues to watch individual music videos on-line, we believe there is a shortage of professionally produced music video programs available. In addition to being able to play individual music videos, users of our premium version will also be able to program their own playlists in expanded ways. We expect our advertising-enabled free video service will be welcomed by consumers as it will bring dozens of professionally produced video programs to the market at no direct cost to the viewer.

Our Operations

We acquire short-form video content and produce, curate, develop and package that content for distribution to our customers. Customers can access our content primarily by visiting select OOH venues, through over the top (“OTT”) linear channels on CTVs and similar devices and on their mobile devices through our Loop App.

Content acquisition

We acquire video content through acquisition, obtaining licensing rights and partnering with owners and creators of content. The backbone of our content is currently our vast music video library, which we acquired from ScreenPlay.

Music videos

We believe our music video library is one of the largest in the world and gives us an advantage over many of our competitors, which may have more limited historical libraries. Our music video library contains videos from the 1950s up until 2021, with the newest videos being obtained directly from the music labels. Historical music video libraries are more difficult to obtain, as there is generally no central data base to purchase such videos and the individual music labels who have rights over portions of such videos do not easily and readily provide their entire back catalogue of music videos to those seeking to acquire them.

Although we own copies of the music videos that we deliver to our customers, we need to secure the rights to stream the video and sound recordings and the musical compositions embodied therein (i.e., the musical notes and the lyrics) to provide these videos to our customers. To do so we enter into license agreements to obtain licenses from rights holders such as record labels, music publishers, performance rights organizations, collecting societies, and other copyright owners or their agents, and pay royalties to such parties or their agents.

We currently have licenses and agreements with multiple parties to distribute our music videos for our OOH and consumer customers in the United States, Canada, and Mexico, and are looking to expand our reach by securing licenses for other regions, including other countries in South America and, possibly, Europe and Asia. We have longstanding limited, non-exclusive licenses to digitally distribute certain music video recordings and related materials owned or controlled by the three main music labels (the “Music Labels”) to our OOH customers. In 2020, we entered into agreements with the Music Labels, pursuant to which the Company was also provided limited, non-exclusive licenses to digitally distribute certain music video recordings and related materials owned or controlled by the Music Labels in connection with our D2C business and the provision of music videos to users of the Loop App for mobile and CTV. The last of these agreements was entered into in December 2020 at which time we were able to provide a more complete offering of music video content to our D2C customers.

Trailers

Our film, game, and TV trailer library is one of our larger video libraries and, like our music video library, includes a back catalog of older videos, dating from the early 1900s to the present. More recent trailers are secured from the relevant production companies, at no cost to us, and add to our growing library. Our back catalogue of older trailers was obtained with the acquisition of ScreenPlay.

Other

In addition to music videos and movie trailers, we have obtained other video content for curation and distribution to our customers. This content includes, college sports highlights, viral videos (including “fail” and animal videos), atmospherics, travel, and children’s videos.

We continue to explore opportunities to secure other forms of video content to add to our growing content library, including content related to entertainment, lifestyle, and information.

Content curation

In October 2020 we created a new business division at Loop, called Loop Music Studios (“Loop Studios”), to lead the acquisition, curation, production, and branding of our video content.

Loop Studios works to curate content to create a compelling user experience by, among other things, curating playlists by genre, mood, or time periods (“Playlists”) and creating streaming linear channels, delivered under our “watch live tv” product feature, which is organized along genres and moods (“Channels”). We currently have over 80 English language music video Playlists, 65 Spanish language music video Playlists, 65 music video Channels for OOH venues, 13 non-music video Channels for OOH venues, and 24 music video Channels for our consumer end users delivered through the Loop App on CTVs or mobile devices.

Through Loop Studios we are also seeking to produce our own content “in-house” that can be packaged separately or as part of our third-party content offerings through our existing and future Channels.

Content distribution

We seek to make our content available virtually anywhere and anytime throughout the evolving media landscape. We leverage our existing content across a number of distribution platforms, reaching consumers in OOH venues and via our Loop App on their CTVs and mobile devices. These digital and mobile initiatives are expected to drive growth as users consume content and utilize services across an increasing number of platforms.

OOH

The foundation of our company was built around OOH: providing licensed music videos to businesses and public venues. Our OOH business has been supporting the hospitality and retail industries with music video services for over 20 years, originally by ScreenPlay, which we acquired in 2019. Our OOH service is targeted at commercial outlets throughout the United States.

Most OOH venues deliver visual content to their customers by use of cable TV boxes and computer-based audio-visual (“A/V”) equipment requiring significant investment and cost. Capital investment in equipment has been historically, and in many cases still is, a barrier for many OOH venues to provide visual entertainment to their customers. Unlike consumers in their homes, who have been more willing in recent years to invest in CTVs and streaming services, businesses as a general matter have been slower in adopting often lower cost streaming options and acquiring the related necessary equipment in their OOH venues. We believe the COVID-19 pandemic, which began in early 2020, has accelerated the consideration by OOH operators of lower cost solutions to providing visual content in their venues.

Historically, our OOH business model was a Premium Service-only model and required computer hardware for the provision of content. With a Premium Service OOH model, business owners would pay a monthly subscription fee and we would provide them with curated business Channels for which they subscribed. Customers would purchase computer hardware equipment from us in order for us to deliver the content to them and for them to play the content through their A/V systems to the televisions in their venues. The customers signing up for our Premium Service were primarily bars and restaurants, but also included casinos and retail stores.

To gain greater access to, and expand our business with, OOH venues, we developed the Loop Player (the “Loop Player”), our own proprietary “small-box” streaming video player that plugs directly into a television’s HDMI video input, or can be plugged into an A/V system to stream video content to multiple television sets. We originally offered the Loop Player at a relatively low cost to OOH businesses but have more recently offered free Loop Players to businesses, which eliminates the need for OOH customers to pay for costly computer hardware and allows us to introduce more easily an Ad-Supported Service to such OOH customers. The Ad-Supported Service also eliminates a business customer’s monthly subscription fees. We believe the Loop Player and our Ad-Supported Service has brought the cost of specialty equipment and visual entertainment significantly down for business owners who replace their existing equipment and service with our Loop Player, as there is no payment from the OOH venue operators for our Loop Player or Ad-Supported Service.

The Loop Player was introduced in early 2020, but the push to get it into the hands of business owners only began in earnest in the 4th quarter of 2020. We believe the COVID-19 pandemic, which started in early 2020 and caused many businesses to shut down or reduce capacity, has accelerated the demand of business owners to look for CTVs and streaming services, including the Loop Player, to reduce their costs. We believe the introduction of our Loop Player and the switch to an Ad-Supported business model for our OOH business has contributed in recent months to the growth of our OOH clients and the expansion of our client base beyond our typical hospitality-based clients to smaller venues, franchisees and venues that service non-hospitality industries, like pet stores, doctors’ offices, and other non-traditional venues.

The Loop Player allows us to stream content over the Internet to retail consumers without the need for a cable subscription or a CTV. Our OOH service is also offered to business customers by downloading our on-line business application through CTVs and other streaming video players like the Amazon Fire Stick, Roku Streaming devices, and native television manufacturer applications such as Vizio. In the near term, customers switching from a Premium Service, which was the primary contributor to our revenues for the year ended December 31, 2020, to an Ad-Supported Service may adversely impact our revenues as the Ad-Supported Service ramps up. Over time, however, the Ad-Supported Service is expected to provide more revenue than our Premium Service for individual OOH customers as we are increasingly able to fill advertising inventory in our content with paid advertisements. OOH commercial and public venues provide advertisers with access to multiple consumers at once, as opposed to, for instance, a single consumer viewing an advertisement on their individual mobile device. This makes an Ad-Supported Service for our OOH business more attractive to us than a Premium Service. OOH business customers who do not want advertising displayed on the content streamed to their venues can choose a Premium Service with ad-free content streamed by the Loop Player for a subscription fee.

The Loop Player allows our clients to program their in-store monitors and audio systems to, among other things, schedule Playlists to come on and off depending on the time of day, promote a client’s products or services through digital signage, or deliver franchise or company-wide messages to staff in back office or break room locations. Business owners can filter out content based on ratings or explicit language and can control which genres of videos to exclude from their programming. Business owners can also use our scheduling function to play specific playlists that highlight the natural rhythms of their businesses (e.g., special promotional nights or relaxed lunchtimes).

The Loop Player is a lightweight, interactive solution for a business’ A/V and communication needs. The Loop Player comes with an expanded local memory for offline caching and provides a failsafe in the event of loss of internet connection. The OOH streaming player is also equipped with a wide range of direct outputs for various A/V setups including audio and stereo outputs, ethernet plugin, USB 2, USB 3, HDMI, SD input, and Bluetooth.

Our OOH Playlists last between 5-10 hours to reduce the number of repeats of videos and are pre-screened for content that may not be appropriate for businesses.

Mobile applications

We have developed mobile and internet applications such as the Loop App smart phone application and our online app accessed through OTT platforms for the distribution of our music video content only. These mobile and internet applications allow users of our Ad-Supported Service to use their smart phones, tablets, or other digital devices to interact directly with our Channels and Playlists, while providing an additional method for advertisers to reach consumers. For Premium users they are given enhanced functionality to search for titles of music videos and artists, request music videos, and create custom and personalized “Loops”. Our Loop App was made available in mid-2020, but we have not promoted or advertised it in any meaningful way, as we were unable to provide a full music video offering until we secured the last of our three major label licenses in December 2020. As a result, the Loop App mobile application has not experienced significant downloads. We have seen some a heightened number of downloads in Mexico, where we launched the Loop App with an Asian-based communications distribution partner.

OTT /MVPDs

For non-music video content, our licenses generally provide that we can develop the content for linear channels operated by multichannel video programming distributors (“MVPDs”). MVPD operators appear less interested in non-music video content in linear channel format than with music video content, but we will continue to explore the distribution of non-music video content as we seek to develop and provide additional expertly curated and broader content offerings. We do not currently have any significant non-music video content distribution on linear channels.

We are exploring the distribution of our music-video content through linear channels on MVPD platforms and have entered into distribution transactions with several such platforms for the distribution of certain of our music video Channels. In order to provide a fully engaging music video Service offering on the linear channels of OTT platforms, we will need to secure additional licensing rights from the Music Labels. We are in discussions with certain of the Music Labels to try and secure additional or expanded licenses, but there is no assurance these licenses will be obtained.

Linear channels operate on the MVPD platforms as a standalone linear channel presented by the MVPD operator without the need to access our Loop App. The MVPDs who distribute Channels for us share in our revenue from subscriptions and advertising, as well as other revenue derived from our Channels on their OTT platforms.

Our Business Model

We offer both Premium and Ad-Supported Services. Our Premium and Ad-Supported Services are separate offerings to end users but work together to help support our business. Our free to the end user Ad-Supported Service serves as a way to acquire users of our Premium Service for our D2C Mobile App users. We prefer customers who obtain our services in our OOH and OTT businesses to remain with our Ad-Supported Services, as we expect to be able to earn more gross revenue with our Ad Supported Service model in these businesses than we do with a Premium Service for the foreseeable future. We believe our Ad-Supported Service will be a strong and viable stand-alone product with good long-term opportunity for growth in Ad-Supported users and revenue; however, we face intense competition in growing both our Ad-Supported users and Premium users, as well as in keeping our users highly engaged. If user engagement declines or if we fail to continue to grow our Ad-Supported user base or Premium subscriber base, our revenue growth will be negatively impacted. See “Risk Factors—Risks Related to Our Business—If our efforts to attract prospective users and to retain existing users are not successful, our growth prospects and revenue will be adversely affected.”

We are currently primarily focused on the United States with our OOH and D2C businesses but have sought to expand our D2C businesses in Canada and Mexico, with other South American countries to potentially follow along, possibly with parts of Europe and Asia. Expanding our OOH business outside the United States is also being considered but may require more of a physical presence by us on the ground in certain jurisdictions in order to grow that business in any meaningful way.

We are targeting OOH businesses that are looking to provide premium curated video content to their customers and consumers who are looking to access premium music video content in their homes and on their mobile devices.

Our primary business is the provision of content to our OOH business customers, giving them music video and other video content that will provide their customers with access to our vast video library through Playlists and Channels. Our service to OOH businesses is both Premium and Ad-Supported.

Our business plan also includes a second revenue stream from users who download our Loop App, giving them access to our vast video library through Playlists, Channels, Loops, and on demand searches. Our Loop App can be accessed as a Premium or Ad-Supported Service.

Our business plan further contemplates a third future potential revenue stream which would come from OTT customers, giving them music video and other video content that would provide subscribers to the relevant third-party OTT services with access to our vast video library through Channels. We expect that our service to OTT platform providers will primarily be Ad-Supported as many of the providers run a free advertising supported television, or FAST, business model for Channels on their services.

Our Growth Strategies

We are in the early stages of our business model to monetize our music video content library obtained from ScreenPlay and all other video content licensed from third-party content providers. For the year ended December 31, 2020, substantially all our revenues were derived from the historical business of ScreenPlay, which relies on a Subscription service-based model using older and more expensive A/V technology. Our revenues for 2020 did not contain any significant contribution from any Ad-Supported Services or the provision of the Loop Player to OOH venues or our Loop App to retail consumer end users.

Our growth strategies are focused on monetizing and growing our content library by (i) increased marketing to OOH venues to increase the number of OOH venues are Service is in; (ii) cross promotional marketing to consumer end users of our Services to grow the number of users our Services reach; (ii) acquiring, licensing and developing our non-music video content library to enhance margins and broaden our reach; (iii) attracting more users in current and new markets in order to collect more behavioral data, which we use to offer our customers, users and advertisers an even better experience; (iv) invest in our advertising partners; and (v) expand operations internationally.

The key elements of our growth strategy are:

●	Increase marketing efforts targeting OOH venues. We have found online digital advertising to be a successful customer acquisition strategy and a direct correlation between funds spent for online advertising and businesses signing up for our Loop Player. The more we spend on advertising, the more businesses sign up for our Loop Player. The Loop Player can be shipped direct to an OOH venue after an online sign up by the venue operator. The Loop Player is easily installed by the venue operator, without the need for a Loop employee or representative to be physically located at the venue location. In addition to digital advertising to individual businesses, we are also looking to increase our direct marketing efforts by our internal sales team in order to target large, national or regional, franchisee or corporate owned, businesses, to promote our Loop Player and Services to them. See “Marketing and Sales.”
●	Increasing the visibility and use of our Loop App. The presence of our Service in OOH venues provides us with great access to our consumer target market. We run cross promotional advertisements through our Loop Player on our OOH Service that seeks to encourage consumers to download and experience our Loop App on their mobile devices or in their homes on CTVs. We believe the expansion of our OOH business will give greater exposure to our D2C Services and help grow the use of our Loop App.
●	Expand our non-music video content. Our music video content library is the foundation of our business, but has significant costs associated with it as it requires us to make significant payments to the Music Labels and other rights holders. In addition, certain OOH venues are looking for a broader or more targeted content offering than pure music videos. Since the acquisition of ScreenPlay’s music video library, we have sought to expand our non-music video content by adding and curating additional non-music content, which in most instances provides better economics to us than music video content. We hope to expand our offering over time to include additional non-music content, such as entertainment, lifestyle, and information and we are actively engaged with potential content partners to achieve this goal.
●	Diversify our customer base. We believe the introduction of our Loop Player and the switch to an Ad-Supported business model for our OOH business has contributed in recent months to the growth of our OOH clients and the expansion of our client base beyond our typical hospitality-based clients to smaller venues, franchisees, and venues that service non-hospitality industries, like pet stores, doctors’ offices, and other non-traditional venues. This expansion has given us greater insight into the viewing habits of a diverse customer base and an outlet and demand for some of our non-music video content (e.g., animal related video content for pet stores or children’s focused videos for pediatricians’ offices). We will continue to expand the types of OOH customers we target.

●	Expand internationally. We primarily operate in the United States. We believe the non-U.S. market is underserved in the provision of video content to OOH venues and D2C end users and are exploring the expansion of our business to service these markets. We may initially look to expand to certain countries in South America and Asia if we believe a presence in those countries will enhance revenues and profitability over the long term. In 2020 we launched our Loop App in Mexico and took a non-controlling interest in EON Media, Inc. (“EON Media”) in Asia. Eon Media has a weekly syndicated radio program targeted across Asia and we believe this will be a good platform for us to expand our operations to the region. If opportunities present themselves in other countries and regions outside the United States, we may pursue them as well.

License Agreements

In order to stream video content to our users, we generally secure intellectual property rights to such content by obtaining licenses from, and paying royalties or other consideration to, rights holders or their agents. Below is a summary of certain provisions of our license agreements relating to music videos and the musical compositions embodied therein), as well as other non-music video content.

Music video and A/V recordings license agreements with major and independent record labels

We have license agreements with the recorded music affiliates of the three largest music companies: Universal Music Group, Sony Music Entertainment, and Warner Music Group. These agreements require us to pay royalties and make minimum guaranteed advanced payments, and they include marketing commitments, advertising inventory, and financial and data reporting obligations. Rights to A/V recordings granted pursuant to these agreements is expected to account for the vast majority of our music video use for the foreseeable future. Generally, these license agreements have a short duration and are not automatically renewable. The license agreements also allow for the licensor to terminate the agreement in certain circumstances, including, for example, our failure to timely pay sums due within a certain period, our breach of material terms, and in some situations that could constitute a “change of control” of Loop. These agreements generally provide that the licensors have the right to audit us for compliance with the terms of these agreements. Further, they contain “most favored nations” provisions, which require that certain material contract terms be at least as favorable as the terms we have agreed to with any other similarly situated licensor. Our license agreements with the largest music companies for our OOH business were entered into years ago and those music companies have requested a review and update of those licenses. The updating of those licenses (or entering into new licenses to cover our OOH business) is expected to increase our license costs associated with such rights, including our minimum guarantee payment obligations. See “Risk Factors—Risks Related to Our Business—Minimum guarantees required under certain of our license agreements may limit our operating flexibility and may adversely affect our business, operating results, and financial condition.”

Musical composition license agreements

With respect to the underlying musical compositions embodied in the music video recordings we stream, we generally secure both reproduction and public performance rights from the owners, publishers, or administrators of the compositions (or their agents). We have obtained direct licenses for reproduction rights with the three largest music publishers for our consumer business and are in the process of obtaining such licenses for our OOH business. If our business does not perform as expected or if the rates are modified to be higher than the proposed rates, our music video content acquisition costs could increase, which could negatively harm our business, operating results, and financial condition, hinder our ability to provide interactive features in our services, or cause one or more of our services not to be economically viable due to an increase in content acquisition costs.

In the United States, public performance rights are generally obtained through intermediaries known as performance rights organizations (“PROs), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to music publishers and songwriters. We have obtained public performance licenses from, and pay license fees to, the PROs in the United States: the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), the SESAC Performing Rights, LLC (“SESAC”), and Global Music Rights, LLC (“GMR”). These agreements impose music usage reporting obligations on Loop and grant audit rights in favor of the PROs. In addition, these agreements typically have one-to-two-year terms, and some have continuous renewal provisions, with either party able to terminate for convenience with one to two months’ prior written notice and are limited to the territory of the United States and its territories and possessions.

License agreements with non-music video content

With respect to non-music video content for which we obtain distribution rights directly from rights holders, we either negotiate licenses directly with individuals or entities. These license agreements require us to share associated revenues.

License agreement extensions, renewals, and expansions

From time to time, our license agreements with certain rights holders and/or their agents expire while we negotiate their renewals. Per industry custom and practice, we may enter into brief (for example, month-, week-, or even days-long) extensions of those agreements or provisional licenses and/or continue to operate on an at will basis as if the license agreement had been extended, including by our continuing to make content available. It is also possible that such agreements will never be renewed at all. License agreements are generally restrictive as to how the licensed content is accessed, displayed, and manipulated, as licensors seek to protect the use of their content. In order to provide the highest level of Services and best experience for our customers and end users, we may from time to time seek expansion of our licenses to provide us with greater functionality of our Services as it relates to the relevant content. The inability to expand our licenses, or the lack of renewal, or termination, of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition, and results of operations. See “Risk Factors—Risks Related to Our Business—We depend upon third-party licenses for substantially all of the content we stream and an adverse change to, loss of, or claim that we do not hold any necessary licenses may materially adversely affect our business, operating results, and financial condition.”

Competition

Our competitive market is made up of a variety of small to large companies, depending upon the area that we are competing within.

In the OOH market, we compete with several small, fragmented companies. Our direct competitors include Atmosphere, Stingray, and Rockbot. We believe that the major competitive factors in our OOH marketplace are price, technology, quality music video content, and other entertainment content.

In the OTT market, we compete with a significant number of large and small companies as we compete to secure our service on OTT devices and, once on the service, we compete for individual viewers of our product. Our competitors include Vevo, Jukin Media, and Stingray. We believe that the major competitive factors in our OTT marketplace are quality content and revenue share splits.

In the consumer application market, we compete with a large number of audio-only companies for music but very few for music videos. Our direct competitors include Xcite and YouTube Music. We believe that the major competitive factors in our OOH marketplace are stickiness/social aspects of the relevant mobile application, curation, and price.

Marketing and Sales

Our sales and marketing efforts are primarily focused on reaching our OOH customers. Historically, our sales cycle from first contact with a potential customer to adoption of our Services was relatively long and met with varying degrees of success, as the A/V equipment required to run our Service was often considered expensive by many of the venues looking to acquire it. Our sales and marketing efforts depended almost entirely on direct marketing by our internal sales representatives, including multiple contacts, onsite demonstrations of our services, and potentially on-site installation and technical support, when needed. The introduction of our Loop Player for OOH venues has enabled us to adopt a digital marketing strategy, in addition to our direct marketing.

Upon introduction of our proprietary Loop Player, our sales and marketing strategy for OOH customers has consisted of a bottom-up and top-down approaches. Our bottom-up approach markets our Loop Player and our OOH business through digital marketing to potential business customers for use at their individual venues. The marketing reaches these businesses through the Internet, mobile devices, social media, search engines, and other digital channels. Our digital marketing campaign targets businesses in certain industries that are more likely to take up our Services and become a customer, as determined by our past experience and by analyzing and identifying leads sourced from our online marketing channels. We are able to mail a physical Loop Player to individual businesses that sign up for our services online and are verified by us and then utilize our team of customer service personnel, digital prompts, including text messages, and promotional rewards to ensure activation of the Loop Player after receipt by the potential customer. For Subscription Services, a sales representative will call the potential business customer to better communicate the various subscription services pricing and availability.

Our top-down approach for OOH marketing and sales relies on our internal sales team targeting large, national or regional, franchisee or corporate-owned, businesses, to promote our Loop Player and Services in multiple venues controlled by them. We often will obtain a lead into these businesses from individual venues in such business’ network of venue operators and owners. The top-down approach has a longer sales cycle, but often results in a greater reach and distribution of our Loop Player and Services to multiple venues at a single time, once adopted.

Our sales and marketing efforts on our D2C consumer business is more limited and relies on our internal direct marketing and sales team to approach various Smart TV and CTV operators, distributors, and manufacturers. We seek to meet their needs by providing compelling content for their networks and platforms through our Loop App or otherwise.

We also seek to cross-promote our OOH and D2C businesses on each respective platform and believe greater penetration of our OOH business will help drive exposure to the public consumers of our D2C products.

Intellectual Property

We have developed our own software, computer code and related items to provide our service and do not materially rely on any third-party providers for the same. Our Loop Player is a proprietary device, designed by us and is subject to patents.

Our intellectual property rights are important to our business. We believe we will come to rely on a combination of patent, copyright, trademark, service mark, trade secret, and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes, and other intellectual property. We will protect our intellectual property rights in a number of ways including entering into confidentiality and other written agreements with our employees, customers, consultants, and partners in an attempt to control access to and distribution of our documentation and other proprietary technology and other information. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy, or otherwise obtain and market or distribute our intellectual property rights or technology.

U.S. patent filings are intended to provide the holder with a right to exclude others from making, using, selling, or importing in the United States the inventions covered by the claims of granted patents. Our patents, including our pending patents, if granted, may be contested, circumvented, or invalidated. Moreover, the rights that may be granted in those issued and pending patents may not provide us with proprietary protection or competitive advantages, and we may not be able to prevent third parties from infringing those patents. Therefore, the exact benefits of our issued patents and our pending patents, if issued, and the other steps that we have taken to protect our intellectual property cannot be predicted with certainty. See “Risk Factors—Risks Related to Our Business—Failure to protect our intellectual property could substantially harm our business, operating results, and financial condition.”

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this Annual Report before making an investment decision with regard to our securities. The statements contained herein or incorporated herein that are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition, or results of operations could be harmed. In that case, you may lose all or part of your investment. In addition to the other information provided in this Annual Report, you should carefully consider the following risk factors in evaluating our business before purchasing any of our common stock. Although it is not possible to identify or predict all of the risks and uncertainties we face, we believe the discussion below includes all of the risks that are material to our business.

Summary Risk Factors

Risks Related to our Financial Condition

●	We have required debt and equity financing to maintain operations.
●	We have generated minimal revenues under our current business model, which makes it difficult for us to evaluate our future business prospects.
●	We have incurred significant operating losses in the past, and we may not be able to generate sufficient revenue to be profitable, or to generate positive cash flow on a sustained basis.
●	There is substantial doubt about our ability to continue as a going concern.
●	We will require additional capital to support business growth and objectives, and this capital might not be available on acceptable terms, if at all.
●	We may not be able to utilize all, or any, of our net operating loss carry-forwards.

Risks Related to Our Business

●	If our efforts to attract prospective OOH customers and D2C users and to retain existing customers and users of our Service are not successful, our growth prospects and revenue will be adversely affected.
●	We face and will continue to face competition for Ad-Supported Users, Premium Subscribers, and user listening time.
●	We depend upon third-party licenses for substantially all of the content we stream and an adverse change to, loss of, or claim that we do not hold any necessary licenses may materially adversely affect us.
●	The concentration of control of content by our major providers means that even one entity, or a small number of entities working together, may unilaterally affect our access to music video and other content.
●	We are a party to many license agreements that are complex and impose numerous obligations upon us that may make it difficult to operate our business and provide all of the functionality we would like for our Services.
●	Our royalty payment scheme is complex, and it is difficult to estimate the amount payable under our license agreements.
●	Minimum guarantees required under certain of our license agreements may limit our operating flexibility.
●	Difficulties in identifying the compositions embodied in music video sound recordings on our Service and the ownership thereof may impact our ability to perform our obligations under our licenses, the size of our catalog, and our content acquisition costs, and may lead to copyright infringement claims.
●	We face many risks associated with our international expansion, including difficulties obtaining rights to stream content on favorable terms.
●	If we fail to effectively manage our growth, our business, operating results, and financial condition may suffer.
●	Our business emphasizes rapid innovation and prioritizes long-term user engagement over short-term financial condition or results of operations, which may yield results that do not align with the market’s expectations.

●	If we fail to accurately predict, recommend, curate, and play content that our customers and users enjoy, we may fail to retain existing customers and users and attract new customers and users.
●	If we are unable to obtain revenue from our Service on CTVs and mobile and connected devices, our results of operations may be materially adversely affected.
●	Expansion of our operations to deliver content beyond music video, subjects us to increased business, legal, financial, reputational, and competitive risks.
●	Changes in our Service or the operating systems, hardware, networks, regulations, or standards we work with, and our limitations on our ability to access or control those platforms, operating systems, hardware, or networks may seriously harm our business.
●	A breach of our security systems could subject us to civil liability and/or statutory fines, and/or enforcement action causing us to change our practices, and public perception of our security measures could be diminished.
●	Our Service and software are highly technical and may contain undetected software bugs or vulnerabilities, which could manifest in ways that could seriously harm our reputation and our business.
●	Interruptions, delays, or discontinuations in service arising from our own systems or from third parties could impair the delivery of our Service and harm our business.
●	Assertions by third parties of infringement or other violation by us of their intellectual property rights could harm our business, operating results, and financial condition.
●	Failure to protect our intellectual property could substantially harm our business, operating results, and financial condition.
●	Real or perceived inaccuracies in user metrics or other estimates may seriously harm and negatively affect our reputation and our business.
●	Failure to effectively manage and remediate artificial manipulation of stream counts could have an adverse impact on our business, operating results, and financial condition.
●	Manipulation or exploitation of our software for the purpose of gaining or providing unauthorized access to certain features of our Service could have an adverse impact on our business, operating results, and financial condition.
●	Various regulations as well as self-regulation related to privacy and data security concerns pose the threat of lawsuits, regulatory fines and other liability, require us to expend significant resources, and may harm our business, operating results, and financial condition.
●	If we fail to implement and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
●	Any failure to convince advertisers of the benefits of advertising on our Service in the future could harm our business, operating results, and financial condition.
●	If we are unable to attract, retain, and motivate qualified personnel, our ability to develop and successfully grow our business could be harmed.
●	We may fail to acquire or invest in companies whose market power or technology could be important to the future success of our business, and any acquisitions or investments we do make could divert management’s attention and otherwise disrupt our operations and harm our operating results.
●	Our operating results may fluctuate, which makes our results difficult to predict.

Risks Related to Owning Our Common Stock

●	The trading price of our common stock has been and will likely continue to be volatile.

●	Our founders and other large investors have significant ownership of our common stock, and their interests may differ from our interests or those of our other stockholders.
●	If securities or industry analysts publish inaccurate or unfavorable research about our business or cease publishing research about our business, our share price and trading volume could decline.
●	The requirements of being a public company may strain our resources and divert management’s attention.
●	We do not expect to pay cash dividends in the foreseeable future.

Risks Related to Our Financial Condition

We have required debt and equity financing to maintain operations.

We have in the past failed and expect to for the foreseeable future to continue to fail to create cashflows from revenues sufficient to cover basic costs. As a result, we have relied heavily on convertible debt and equity financing. These financings have created a dilutive effect on our common stock and may continue to do so. For the foreseeable future, we will continue to rely upon debt and equity financing to maintain operation of the Company.

We have generated minimal revenues under our current business model, which makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

For the year ended December 31, 2020, substantially all our revenues were derived from the historical business of ScreenPlay, which relies on a Subscription service-based model using older and more expensive A/V technology. Our revenues for 2020 did not contain any significant contribution from any Ad-Supported Services or the provision of the Loop Player to OOH venues or our Loop App to retail consumer end users. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Our projections are based upon our best estimates on future growth and the development of our business plan. Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues, or expenses. If we make poor budgetary decisions as a result of unreliable data, we may never become profitable and may continue to incur losses, which may result in a decline in our stock price.

We have incurred significant operating losses in the past, and we may not be able to generate sufficient revenue to be profitable, or to generate positive cash flow on a sustained basis. In addition, our revenue growth rate may decline.

We have incurred significant operating losses in the past and, as of December 31, 2020, had an accumulated deficit. For the years ended December 31, 2020 and 2019, our operating losses were $15.4 million and $11.5 million, respectively. We have incurred significant costs to license content and continue to pay royalties or minimum guarantees to record labels, publishers, and other copyright owners for such content. We cannot guarantee that we will generate sufficient revenue from our efforts to monetize the Service via the sale of our Premium Service and generating advertising revenue, including on our Ad-Supported Service, to offset the cost of our content and these royalty expenses. If we cannot successfully earn revenue at a rate that exceeds the operational costs, including royalty expenses and guarantee payments to the Music Labels, associated with our Service, we will not be able to achieve or sustain profitability or generate positive cash flow on a sustained basis.

Additionally, we also expect our costs to increase in future periods, which could negatively affect our future operating results and ability to achieve profitability. We expect to continue to expend substantial financial and other resources on:

●	securing top quality video content from leading record labels, distributors, and aggregators, as well as the publishing right to any underlying musical compositions;

●	creating new forms of original content;

●	our technology infrastructure, including website architecture, development tools, scalability, availability, performance, security, and disaster recovery measures;

●	research and development, including investments in our research and development team and the development of new features;

●	sales and marketing, including a significant expansion of our field sales organization;

●	international expansion to increase our member base, engagement, and sales;

●	capital expenditures, including costs related to our technology development; and

●	general administration, including legal and accounting expenses.

These investments may not result in increased revenue or growth in our business. If we fail to continue to grow our revenue and overall business, our business, operating results, and financial condition would be harmed.

There is substantial doubt about our ability to continue as a going concern and if we are unable to generate significant revenue or secure additional financing, we may be unable to implement our business plan and grow our business.

We are a small and emerging media company that is in the process of rolling out a new business plan as our products and services have only recently been fully operational and ready for delivery to our customers. Consequently, we have not generated sufficient revenues to operate our business. We have an accumulated deficit and have incurred operating losses for years and expect losses to continue during the remainder of fiscal 2021 and beyond. Our independent registered public accounting firm has indicated in their report that these conditions raise substantial doubt about our ability to continue as a going concern for a period of 12 months from the issuance date of this report. The continuation of our business as a going concern is dependent upon the continued financial support from our current and potential stockholders. The Company’s primary source of operating funds since inception has been cash proceeds from debt and equity financing transactions. The ability of the Company to continue as a going concern is dependent upon its ability to generate sufficient revenue and its ability to raise additional funds by way of its debt and equity financing efforts. There can be no assurance that adequate financing will be available in a timely manner, on acceptable terms, or at all.

There is uncertainty regarding our ability to grow our business to a greater extent than we can with our existing financial resources without additional financing. We have no agreements, commitments, or understandings to secure additional financing at this time. Our long-term future growth and success is dependent upon our ability to continue selling our services, generate cash from operating activities and obtain additional financing. We may be unable to continue selling our products and services, generate sufficient cash from operations, sell additional shares of common stock, or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our ability to grow our business to a greater extent than we can with our existing financial resources.

 We will require additional capital to support business growth and objectives, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and will require additional funds to respond to business challenges, including the need to develop new features or enhance our existing Service, expand into additional markets around the world, improve our infrastructure, or acquire complementary businesses and technologies. Accordingly, we have in the past engaged, and may in the future engage, in equity and debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing, we secure in the future could also contain restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, acquire or retain users, and to respond to business challenges could be significantly impaired, and our business may be harmed.

We may not be able to utilize all, or any, of our net operating loss carryforwards.

We have significant net operating loss carryforwards. As of December 31, 2020, we had net operating loss carryforwards of $18 million in the United States relating to federal taxes and $17.9 million in the United States relating to state taxes. In certain jurisdictions, if we are unable to earn sufficient income or profits to utilize such carryforwards before they expire, they will no longer be available to offset future income or profits.

Risks Related to Our Business

If our efforts to attract prospective OOH customers and D2C users and to retain existing customers and users of our Service are not successful, our growth prospects and revenue will be adversely affected.

Our ability to grow our OOH business and generate revenue depends on retaining, expanding, and effectively monetizing our OOH customer base, including by increasing the number of venues that have adopted our Service and increasing advertising revenue on our OOH Ad-Supported Service delivered through our Loop Player and monetizing content across the OOH Service. We must convince prospective OOH customers of the benefits of our Service and our existing users of the continuing value of our Service. Our ability to attract new customers, retain existing customers, and convert users of our OOH Premium subscription service to our OOH Ad-Supported Service depends in large part on our ability to continue to offer compelling curated content, leading technologies and products like the Loop Player, superior functionality, and an engaging customer experience.

Our ability to grow our D2C business and generate revenue depends on retaining, expanding, and effectively monetizing our total user base, including by increasing advertising revenue on our D2C Ad-Supported Service, increasing the number of subscribers to our Premium Service, and finding ways to monetize content across the Service. We must convince prospective users of the benefits of our Service and our existing users of the continuing value of our Service. Our ability to attract new users, retain existing users, and convert users of our Ad-Supported Service to subscribers to our Premium Service depends in large part on our ability to continue to offer leading technologies and products, compelling highly curated content, superior functionality, and an engaging user experience. As consumer tastes and preferences change on the Internet and with mobile devices and other internet-connected products, we will need to enhance and improve our existing Service, introduce new services and features, and maintain our competitive position with additional technological advances and an adaptable platform. If we fail to keep pace with technological advances or fail to offer compelling product offerings and state-of-the-art delivery platforms to meet consumer demands, our ability to grow or sustain the reach of our Service, attract and retain users, and increase our Premium Subscribers to our Loop App may be adversely affected.

In addition, in order to increase our advertising revenue, we also seek to increase the listening time that our Ad-Supported OOH customers and D2C users spend on our Ad-Supported Service and find new opportunities to deliver advertising to users on the Service. The more content users stream on the Ad-Supported Service, the more advertising inventory we generally have to sell. Further, growth in our Ad-Supported user base increases the size and scope of user pools targeted by advertisers, which improves our ability to deliver relevant advertising to those users in a manner that maximizes our advertising customers’ return on investment and that ultimately allows us to better demonstrate the effectiveness of our advertising solutions and justifies a pricing structure that is advantageous for us. If we fail to grow our Ad-Supported OOH customers and user base, the amount of content streamed, and the listening time spent by our Ad-Supported OOH customers and users, we may be unable to grow Ad-Supported revenue.

In order to increase our Ad-Supported OOH customers and users and our Premium Subscribers, we will need to address a number of challenges, including:

●	improving our Ad-Supported Service;

●	providing users with a consistently high-quality and user-friendly experience;

●	continuing to curate a catalog of content that consumers want to engage with on our Service;

●	continuing to innovate and keep pace with changes in technology and our competitors; and

●	maintaining and building our relationships with the makers of consumer products such as mobile devices and CTVs.

Failure to overcome any one of these challenges could have a material adverse effect on our business, operating results, and financial condition.

Moreover, the provisions of certain of our license agreements may require consent to implement improvements to, or otherwise change, our Service. We may not be able to obtain consent from our rights holders to add additional features and functionality to our Service or our rights holders may be delayed in providing such consent, which may hinder our ability to be responsive to our users’ tastes and preferences and may make us less competitive with other services.

We face and will continue to face competition for Ad-Supported Users, Premium Subscribers, and user listening time.

We compete for the time and attention of our D2C users with other content providers based on a number of factors, including quality of experience, relevance, diversity of content, ease of use, price, accessibility, perception of advertising load, brand awareness, and reputation.

We compete with providers of music videos and other short form unscripted video content, which is purchased or available for free and playable on mobile or other connected devices, including CTVs. These forms of media may be downloaded or accessed by content streams from other online services, including YouTube and Vevo. Many of our current or future competitors are already entrenched or may have significant brand recognition, existing user bases, and/or ability to bundle with other goods and/or services, both globally and regionally, and/or markets which we seek to penetrate.

We also compete with providers of non-music content that offer an on-demand catalog of differing content that is similar to certain of our content. We face increasing competition from a growing variety of content providers that seek to differentiate their service by content offering and product features, and they may be more successful than us in predicting user preferences, providing popular content, and innovating new features.

We believe that companies with a combination of technical expertise, brand recognition, financial resources, and digital media experience also pose a significant threat of developing competing music video and other video distribution technologies. If known incumbents in the digital media or entertainment space choose to offer competing services, they may devote greater resources than we have available, have a more accelerated time frame for deployment, and leverage their existing user base and proprietary technologies to provide services that our users and advertisers may view as superior. Our current and future competitors may have higher brand recognition, more established relationships with content licensors and mobile device manufacturers, greater financial, technical, and other resources, more sophisticated technologies, and/or more experience in the markets in which we compete. Our current and future competitors may also engage in mergers or acquisitions with each other to combine and leverage their customers and audiences. Our current and future competitors may innovate new features or introduce new ways of consuming or engaging with content that cause our users to use or switch to another product, which would negatively affect our user retention, growth, and engagement.

We compete for a share of advertisers’ overall marketing budgets with other content providers on a variety of factors, including perceived return on investment, effectiveness and relevance of our advertising products, pricing structure, and ability to deliver large volumes or precise types of advertisements to targeted user demographic pools. We also compete for advertisers with a range of internet companies, including major internet portals, search engine companies, social media sites, and mobile applications, as well as traditional advertising channels such as terrestrial radio and television.

Large internet companies with strong brand recognition, such as Facebook, Google, Amazon, and Twitter, have significant numbers of sales personnel, substantial advertising inventory, proprietary advertising technology solutions, and traffic across web, mobile, and connected devices that provide a significant competitive advantage and have a significant impact on pricing for reaching these user bases. Failure to compete successfully against our current or future competitors could result in the loss of current or potential advertisers, a reduced share of our advertisers’ overall marketing budget, the loss of existing or potential users, or diminished brand strength, which could adversely affect our pricing and margins, lower our revenue, increase our research and development and marketing expenses, and prevent us from achieving or maintaining profitability.

We depend upon third-party licenses for substantially all of the content we stream and an adverse change to, loss of, or claim that we do not hold any necessary licenses may materially adversely affect our business, operating results, and financial condition.

To secure the rights to stream content, we enter into license agreements to obtain licenses from rights holders such as record labels, recording artists, music publishers, performance rights organizations, collecting societies, and other copyright owners or their agents, and pay royalties or other consideration to such parties or their agents. We cannot guarantee that our efforts to obtain all necessary licenses to stream content will be successful, nor that the licenses available to us now will continue to be available in the future at rates and on terms that are favorable or commercially reasonable or at all. The terms of these licenses, including the royalty rates that we are required to pay pursuant to them, may change as a result of changes in our bargaining power, the industry, laws and regulations, or for other reasons. Increases in royalty rates or changes to other terms of these licenses may materially impact our business, operating results, and financial condition. Our license agreements with the largest music companies for our OOH companies for our OOH business were entered into years ago and those music companies have requested a review and update of those licenses. The updating of those licenses (or entering into new licenses to cover our OOH business) is expected to increase our license costs associated with such rights, including our minimum guarantee payment obligations.

We enter into license agreements to obtain rights to stream music videos, including from the major record labels who hold the rights to stream a significant number of sound recordings—Universal Music Group, Sony Music Entertainment, and Warner Music Group. If we fail to maintain and renew these licenses our business, operating results, and financial condition could be materially harmed.

We generally obtain licenses for two types of rights with respect to musical compositions: reproduction and public performance rights. We negotiate directly for these rights. We have obtained direct licenses for public performance rights with the three largest publishers for our consumer business and are in the process of obtaining such licenses for our OOH business.

In the United States, public performance rights are generally obtained through intermediaries known as PROs, which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to music publishers and songwriters. The royalty rates available to us today may not be available to us in the future. Licenses provided by two of these PROs, ASCAP and BMI, cover much of the music we stream and ASCAP and BMI are governed by consent decrees relating to decades-old litigations. An increase in the number of compositions that must be licensed from PROs that are not subject to the consent decrees could likewise impede our ability to license public performance rights on favorable terms.

In other parts of the world, including Latin America, we obtain reproduction and performance licenses for musical compositions either through local collecting societies representing publishers or from publishers directly, or a combination thereof. We cannot guarantee that our licenses with collecting societies and our direct licenses with publishers provide full coverage for all of the musical compositions we make available to our users in such countries. In markets that lack collecting society infrastructure, such as in the Middle East and parts of Africa and Asia Pacific, it is extremely difficult to identify who owns the publishing rights in the content we stream. This practical obstacle creates additional risk exposure as there inevitably will be licensing gaps in the content we stream, and these risks may increase as we look to expand into new developing markets with uncertain publishing licensing landscapes.

With respect to non-music content, we obtain distribution rights directly from rights holders. We either negotiate licenses directly with individuals or entities. We are dependent on those who provide content on our Service complying with the terms and conditions of our license agreements. However, we cannot guarantee that rights holders or content providers will comply with their obligations, and such failure to do so may materially impact our business, operating results, and financial condition.

There is also no guarantee that we have all of the licenses we need to stream content, as the process of obtaining such licenses involves many rights holders, some of whom are unknown, and myriad complex legal issues across many jurisdictions, including open questions of law as to when and whether particular licenses are needed. Additionally, there is a risk that rights holders, creators, performers, writers and their agents, or societies, unions, guilds, or legislative or regulatory bodies will create or attempt to create new rights or regulations that could require us to enter into license agreements with, and pay royalties to, newly defined groups of rights holders, some of which may be difficult or impossible to identify.

Even when we are able to enter into license agreements with rights holders, we cannot guarantee that such agreements will continue to be renewed indefinitely. For example, from time to time, our license agreements with certain rights holders and/or their agents expire while we negotiate their renewals and, per industry custom and practice, we may enter into brief (for example, month-, week-, or even days-long) extensions of those agreements or provisional licenses and/or continue to operate on an at will basis as if the license agreement had been extended, including by our continuing to make content available. During these periods, we may not have assurance of long-term access to such rights holders’ content, which could have a material adverse effect on our business and could lead to potential copyright infringement claims. It is also possible that such agreements will never be renewed at all. License agreements are generally restrictive as to how the licensed content is accessed, displayed, and manipulated, as licensors seek to protect the use of their content. In order to provide the highest level of Services and best experience for our customers and end users, we may from time to time seek expansion of our licenses to provide us with greater functionality of our Services as it relates to the relevant content. The inability to expand our licenses, or the lack of renewal, or termination, of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, operating results, and financial condition.

We have no control over third-party providers of our content. The concentration of control of content by our major providers means that even one entity, or a small number of entities working together, may unilaterally affect our access to music video and other content.

We rely on various rights holders, over whom we have no control, for the content we make available on our Service. We cannot guarantee that these parties will always choose to license to us or license to us on terms that are acceptable to us.

The music industry has a high level of concentration, which means that one or a small number of entities may, on their own, take actions that adversely affect our business. For example, with respect to music video content, the A/V recordings licensed to us under our agreements with Universal Music Group, Sony Music Entertainment, and Warner Music Group makes up the vast majority of the music currently consumed on our Service. Our business may be adversely affected if our access to music is limited or delayed because of deterioration in our relationships with one or more of these rights holders or if they choose not to license to us for any other reason. Rights holders also may attempt to take advantage of their market power (including by leveraging their publishing affiliate) to seek onerous financial or other terms from us or otherwise impose restrictions that hinder our ability to further innovate our Services and content offerings. This may be of particular concern in markets where local content is important and such local content is held by local major labels or even individual artists, making it difficult to obtain such local content at all or on economically favorable terms. In addition, publishers’ fractional ownership of shares of musical works enhances their market power. As a result, the loss of rights to a major publisher catalogue would force us to take down a significant portion of popular repertoire in the applicable territory or territories, which would significantly disadvantage us in such territory or territories. The lack of complete metadata with respect to publisher ownership may also present challenges in taking down all the tracks of a given publisher. Even if we can secure rights to music video content from record labels and other copyright owners, recording artists may object and may exert public or private pressure on those record labels or copyright owners or other third parties to discontinue licensing rights to us, hold back content from us, or increase royalty rates. As a result, our ability to continue to license rights to music video content is subject to convincing a broad range of stakeholders of the value and quality of our Service. To the extent that we are unable to license a large amount of content or the content of certain popular artists, our business, operating results, and financial condition could be materially harmed.

We are a party to many license agreements that are complex and impose numerous obligations upon us that may make it difficult to operate our business and provide all the functionality we would like for our Services, and a breach of such agreements could adversely affect our business, operating results, and financial condition.

Many of our license agreements are complex and impose numerous obligations on us, including obligations to, among other things:

●	calculate and make payments based on complex royalty structures, which requires tracking usage of content on our Service that may have inaccurate or incomplete metadata necessary for such calculation;

●	provide periodic reports on the exploitation of the content;

●	represent that we will obtain all necessary publishing licenses and consents and pay all associated fees, royalties, and other amounts due for the licensing of musical compositions;

●	provide advertising inventory at discounted rates or on other favorable terms;

●	comply with certain service offering restrictions;

●	comply with certain marketing and advertising restrictions; and

●	comply with certain security and technical specifications.

Many of our license agreements grant the licensor the right to audit our compliance with the terms and conditions of such agreements. Some of our license agreements also include steering, non-discrimination, and so-called “most favored nations” provisions, which require that certain material terms of such agreements are no less favorable than those provided in our agreements with any other similarly situated licensor. If triggered, these provisions could cause our payments or other obligations under those agreements to escalate substantially. Additionally, some of our license agreements require consent to undertake certain business initiatives and, without such consent, our ability to undertake or continue operating new business initiatives may be limited. This could hurt our competitive position.

If we materially breach any of these obligations or any other obligations set forth in any of our license agreements, or if we use content in ways that are found to exceed the scope of such agreements, we could be subject to monetary penalties, and/or rights holders could impede our business by withholding content, discounts, and bundle approvals and the rights to launch new service offerings, and could ultimately terminate our rights under such license agreements, any of which could have a material adverse effect on our business, operating results, and financial condition.

Our royalty payment scheme is complex, and it is difficult to estimate the amount payable under our license agreements.

Under our license agreements and relevant statutes, we must pay all required royalties to record labels, music publishers, and other copyright owners in order to stream content. The determination of the amount and timing of such payments is complex and subject to a number of variables, including the type of content streamed, the country in which it is streamed, the service tier such content is streamed on, the amount of revenue generated by the streaming of the content, the identity of the license holder to whom royalties are owed, the current size of our user base, our current ratio of Ad-Supported users to Premium Subscribers in each of our OOH and D2C businesses, the applicability of any most favored nations provisions, and any applicable advertising fees and discounts, among other variables. Additionally, we have certain arrangements whereby royalty costs are paid in advance or are subject to minimum guaranteed amounts. An accrual is estimated when actual royalty costs to be incurred during a contractual period are expected to fall short of the minimum guaranteed amount. Additionally, we also have license agreements that include so-called “most favored nations” provisions that require that the material terms of such agreements are the most favorable material terms provided to any music licensor, which, if triggered, could cause our royalty payments under those agreements to escalate substantially. As we have only recently begun to grow our D2C Service and have yet recognize substantial revenue from such services and may not do so during the initial term of our licenses, we expect that any minimum guaranteed payments on licenses required for that service will be the maximum we will need to pay out under those licenses for the relevant time period.

We cannot assure you that the internal controls and systems we use to determine royalties payable will always be effective. We have in the past identified a material weakness in our internal controls and may identify additional material weaknesses in the future. If we fail to implement and maintain effective controls relating to rights holder liabilities, we may underpay/under-accrue or overpay/over-accrue the royalty amounts payable to record labels, music publishers, and other copyright owners. Underpayment could result in (i) litigation or other disputes with record labels, music publishers, and other copyright owners; (ii) the unexpected payment of additional royalties in material amounts; and (iii) damage to our business relationships with record labels, music publishers, other copyright owners, and artists and/or artist groups. If we overpay royalties, we may be unable to reclaim such overpayments, and our profits will suffer. Failure to accurately pay our royalties may adversely affect our business, operating results, and financial condition.

Minimum guarantees and advances required under certain of our license agreements may limit our operating flexibility and may adversely affect our business, operating results, and financial condition.

Certain of our license agreements contain significant minimum guarantee or advanced payments. Such minimum guarantees related to our content acquisition costs are not always tied to our revenue and/or user growth forecasts (e.g., number of users, active users, Premium subscribers), or the number of video music sound recordings and musical compositions used on our Service. Accordingly, our ability to achieve and sustain profitability and operating leverage on our Service in part depends on our ability to increase our revenue through increased sales of our Service and advertising sales on terms that maintain an adequate gross margin. The duration of our license agreements for sound recordings and musical compositions that contain minimum guarantees is frequently two years, but we do not currently have enough customers and do not anticipate acquiring enough customers whose revenue could cover such minimum guarantees and any existing customers may cancel their Service at any time. Our forecasts of customer acquisition or retention and advertising sales during the term of our license agreements do not meet the number of customers required to cover our minimum guarantee payments. To the extent our Service revenue growth or advertising sales do not materially increase during the term of our license agreements, our business, operating results, and financial condition will be adversely affected as a result of such minimum guarantees. In addition, the fixed cost nature of these minimum guarantees may limit our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate.

We rely on estimates of the market share of streaming content owned by each content provider, as well as our own user growth and forecasted advertising revenue, to forecast whether such minimum guarantees could be recouped against our actual content acquisition costs incurred over the duration of the license agreement. As we are in the early stages of developing our D2C business we expect the minimum guarantees not to be recouped for the foreseeable future.

Difficulties in obtaining accurate and comprehensive information necessary to identify the compositions embodied in music video sound recordings on our Service and the ownership thereof may impact our ability to perform our obligations under our licenses, affect the size of our catalog that can be offered to customers and end users, impact our ability to control content acquisition costs, and lead to potential copyright infringement claims.

Comprehensive and accurate ownership information for the musical compositions embodied in music videos is often unavailable to us or difficult or, in some cases, impossible for us to obtain, sometimes because it is withheld by the owners or administrators of such rights. We currently rely on the assistance of third parties to determine certain of this information. If the information provided to us or obtained by such third parties does not comprehensively or accurately identify the ownership of musical compositions, or if we are unable to determine which musical compositions correspond to specific sound recordings, it may be difficult or impossible to identify the appropriate rights holders from whom to obtain licenses or to whom to pay royalties. This may make it difficult to comply with the obligations of any agreements with those rights holders. This may also make it difficult to identify content for removal from the Service if we lose the rights to such musical compositions.

These challenges, and others concerning the licensing of musical compositions embodied in sound recordings and music videos on our Service, may subject us to significant liability for copyright infringement, breach of contract, or other claims.

We face many risks associated with our international expansion, including difficulties obtaining rights to stream content on favorable terms.

We are considering the further expansion of our operations into additional international markets. However, offering our Service in a new geographical area involves numerous risks and challenges. For example, the licensing terms offered by rights organizations and individual copyright owners in countries around the world are currently relatively expensive. Addressing licensing structure and royalty rate issues in any new geographic market requires us to make very substantial investments of time, capital, and other resources, and our business could fail if such investments do not succeed. There can be no assurance that we will succeed or achieve any return on these investments.

In addition to the above, expansion around the world exposes us to other risks such as:

●	lack of well-functioning copyright collective management organizations that are able to grant us music video licenses, process reports, and distribute royalties in markets;

●	fragmentation of rights ownership in various markets causing lack of transparency of rights coverage and overpayment or underpayment to record labels, music publishers, artists, performance rights organizations, and other copyright owners;

●	difficulties in obtaining license rights to local content;

●	increased risk of disputes with and/or lawsuits filed by rights holders in connection with our expansion into new markets;

●	difficulties in achieving market acceptance of our Service in different geographic markets with different tastes and interests;

●	difficulties in achieving viral marketing growth in certain other countries where we commit fewer sales and marketing resources;

●	difficulties in managing operations due to language barriers, distance, staffing, user behavior and spending capability, cultural differences, business infrastructure constraints, and laws regulating corporations that operate internationally;

●	application of different laws and regulations of other jurisdictions, including privacy, censorship, and liability standards and regulations, as well as intellectual property laws;

●	potential adverse tax consequences associated with foreign operations and revenue;

●	complex foreign exchange fluctuation and associated issues;

●	increased competition from local websites and audio content providers, some with financial power and resources to undercut the market or enter into exclusive deals with local content providers to decrease competition;

●	credit risk and higher levels of payment fraud;

●	political and economic instability in some countries;

●	restrictions on international monetary flows; and

●	reduced or ineffective protection of our intellectual property rights in some countries.

As a result of these obstacles, we may find it impossible or prohibitively expensive to enter additional markets, or entry into foreign markets could be delayed, which could hinder our ability to grow our business.

If we fail to effectively manage our growth, our business, operating results, and financial condition may suffer.

Our rapid growth in recent months has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. In order to attain and maintain profitability, we will need to recruit, integrate, and retain skilled and experienced personnel who can demonstrate our value proposition to users, advertisers, and business partners and who can increase the monetization of the content streamed on our Service, particularly in OOH venues and on CTVs and mobile devices. Continued growth could also strain our ability to maintain reliable service levels for our users, effectively monetize the video content streamed, develop and improve our operational and financial controls, and recruit, train, and retain highly skilled personnel. As our operations grow in size, scope, and complexity, we will need to improve and upgrade our systems and infrastructure, which will require significant expenditures and allocation of valuable technical and management resources. If we fail to maintain efficiency and allocate limited resources effectively in our organization as it grows, our business, operating results, and financial condition may suffer.

Our business emphasizes rapid innovation and prioritizes long-term customer and user engagement over short-term financial condition or results of operations. That strategy may yield results that sometimes do not align with the market’s expectations. If that happens, our stock price may be negatively affected.

Our business is expected to grow and become more complex, and our success depends on our ability to quickly develop and launch new and innovative products. Our approach to the development of our business could result in unintended outcomes or decisions that are poorly received by our users, advertisers, or partners. We have made, and expect to continue to make, significant investments to develop and launch new products, services, and initiatives, which may involve significant risks and uncertainties, including the fact that such offerings may not be commercially viable for an indefinite period or at all, or may not result in adequate return of capital on our investments. No assurance can be given that such new offerings will be successful and will not adversely affect our reputation, operating results, and financial condition. In certain instances, we prioritize our long-term customer and user engagement over short-term financial condition or results of operations. We may make decisions that reduce our short-term revenue or profitability if we believe that the decisions benefit the aggregate customer and user experience and will thereby improve our financial performance over the long-term. These decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with advertisers and partners, as well as our business, operating results, and financial condition could be seriously harmed.

If we fail to accurately predict, recommend, curate and play content that our customers and users enjoy, we may fail to retain existing customers and users and attract new customers and users in sufficient numbers to meet investor expectations for growth or to operate our business profitably.

We believe that a key differentiating factor between Loop Media and other streaming content providers in the OOH and D2C markets is our ability to curate content and deliver that content to customers and users for them to enjoy. We have invested, and will continue to invest, significant resources in our content curation and technologies that help predict what customers and users will enjoy; however, such investments may not yield an attractive return and such refinements may not be effective. The effectiveness of our ability to predict user preferences and curate content tailored to our customers and users’ individual tastes depends in part on our ability to gather and effectively analyze large amounts of customer and user data. While we have a large catalog of music videos and other content available to stream, we must continuously identify, analyze, and curate additional content that our customers request and that our users will enjoy and we may not effectively do so. Failure to do so could materially adversely affect our ability to adequately attract and retain users, increase content hours consumed, and sell advertising to meet investor expectations for growth or to operate the business profitably.

If we are unable to obtain revenue from our Service on CTVs and mobile and connected devices, our results of operations may be materially adversely affected.

Our business model with respect to monetization of our Service on CTVs and mobile and connected devices is still evolving. As we expand into providing content direct to consumers, there is increasing pressure to monetize mobile and other connected devices, including CTVs and other in-home devices. We offer our Service through our Loop App on CTVs and mobile and connected devices, from which we seek to generate advertising revenue; however, to date, we primarily rely on our OOH Service to generate revenue. If we are unable to effectively monetize our D2C Service on CTVs and mobile and connected devices, our business, operating results, and financial condition may suffer.

Expansion of our operations to deliver content beyond music video, subjects us to increased business, legal, financial, reputational, and competitive risks.

Expansion of our operations to deliver content beyond music videos involves numerous risks and challenges, including increased capital requirements, new competitors, and the need to develop new strategic relationships. Growth in these areas may require additional changes to our existing business model and cost structure, modifications to our infrastructure, and exposure to new regulatory, legal, and reputational risks, including infringement liability, any of which may require additional expertise that we currently do not have. We may not be able to generate sufficient revenue from non-music video content to offset the costs of creating or acquiring this content. Further, we have initially established a reputation as a music video streaming service and our ability to gain acceptance and listenership for other non-music video content, and thus our ability to attract users and advertisers to this content, is not certain. Failure to successfully monetize and generate revenues from such content, including failure to obtain or retain rights to non-music video content on acceptable terms, or at all, or to effectively manage the numerous risks and challenges associated with such expansion could adversely affect our business, operating results, and financial condition.

Streaming depends on effectively working with operating systems, online platforms, hardware, networks, regulations, and standards we do not control. Changes in our Service or those operating systems, hardware, networks, regulations, or standards, and our limitations on our ability to access those platforms, operating systems, hardware, or networks may seriously harm our business.

We rely on a variety of operating systems, online platforms, hardware, and networks to reach our users. These platforms range from desktop and mobile operating systems and application stores, to wearables and OTT distribution platforms and services. The owners or operators of these platforms and services may not share our interests and may restrict our access to them or place conditions on access that would materially affect our ability to access those platforms and services. In particular, where the owner of a platform is also our direct competitor, the platform may attempt to use this position to affect our access to users and ability to compete. For example, an online platform might arbitrarily remove our Service from its platform, deprive us of access to business-critical data, or engage in other harmful practices. Online platforms also may unilaterally impose certain requirements that negatively affect our ability to convert users of our Loop App to the Premium Service, such as conditions that limit our freedom to communicate promotions and offers to our users. Similarly, online platforms may force us to use the platform’s payment processing systems that may be inferior to, and more costly than, other payment processing services available in the market. Online platforms frequently change the rules and requirements for services like ours to access the platform, and such changes may adversely affect the success or desirability of our Service. To maintain certain elements of the Service on a platform, we may need to make additional concessions to the platform operator that may adversely affect other aspects of the business or require us to invest significant expenses. Online platforms may limit our access to information about users, limiting our ability to convert and retain them. Online platforms also may deny access to application programming interfaces or documentation, limiting functionality of our Service on the platform.

Furthermore, because devices providing access to our Service are not manufactured and sold by us, these devices may not perform reliably, and any faulty connection between these devices and our Service may result in consumer dissatisfaction toward us, which could damage our brand. We may not be able to comply with the requirements of various operating systems, online platforms, hardware, networks, regulations, and standards on which our Service depends, and failure to do so could result in serious harm to our business.

If our security systems are breached, we may face civil liability and/or statutory fines, and/or enforcement action causing us to change our practices, and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain OOH Customers, Premium Subscribers, Ad-Supported Users, advertisers, content providers, and other business partners.

Techniques used to gain unauthorized access to data and software are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to data pertaining to our users, including credit card and debit card information and other personal data about our users, business partners, and employees. Like all internet services, our Service, which is supported by our own systems and those of third parties that we work with, is vulnerable to software bugs, computer viruses, internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service, or other attacks and similar disruptions from unauthorized use of our and third-party computer systems, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or unauthorized access to personal data. Computer malware, viruses, and computer hacking, and phishing attacks have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of our products and technical infrastructure to the satisfaction of our users may harm our reputation and our ability to retain existing users and attract new users. The systems and processes that we have designed to protect our data and our users’ data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, may not prevent security breaches, and we may incur significant costs in protecting against or remediating cyber-attacks.

In addition, if an actual or perceived breach of security occurs to our systems or a third party’s systems, we may face regulatory or civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain users, which in turn would harm our efforts to attract and retain advertisers, content providers, and other business partners. We also would be required to expend significant resources to mitigate the breach of security and to address matters related to any such breach.

Any failure, or perceived failure, by us to maintain the security of data relating to our users, to comply with our posted privacy policy, laws and regulations, rules of self-regulatory organizations, industry standards, and contractual provisions to which we may be bound, could result in the loss of confidence in us, or result in actions against us by governmental entities, data protection authorities, or others, all of which could result in litigation and financial losses, and could potentially cause us to lose users, advertisers, and revenues. Any of these events could have a material adverse effect on our business, operating results, and financial condition and could cause our stock price to drop significantly.

Our Service and software are highly technical and may contain undetected software bugs or vulnerabilities, which could manifest in ways that could seriously harm our reputation and our business.

Many of the products we offer are technical and complex. Our Services and products like the Loop Player or any other product we may introduce in the future, may contain undetected software bugs, hardware errors, and other vulnerabilities. These bugs and errors can manifest in any number of ways in our products, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products. We plant to update our products from time to time, and as a result some errors in our products may be discovered only after a product has been used by users and may in some cases be detected only under certain circumstances or after extended use. Additionally, many of our products are available on multiple operating systems and/or multiple devices offered by different manufacturers, and changes or updates to such operating systems or devices may cause errors or functionality problems in our products, including rendering our products inoperable by some users. Any errors, bugs, or other vulnerabilities discovered in our code or backend after release could damage our reputation, drive away users, allow third parties to manipulate or exploit our software (including, for example, providing mobile device users a means to suppress advertisements without payment and gain access to features only available to the Ad-Supported Service on tablets and desktop computers), lower revenue, and expose us to claims for damages, any of which could seriously harm our business. Additionally, errors, bugs, or other vulnerabilities may—either directly or if exploited by third parties—affect our ability to make accurate royalty payments.

We could also face claims for product liability, tort, or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and seriously harm our reputation and our business. In addition, if our liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business could be seriously harmed.

Interruptions, delays, or discontinuations in service arising from our own systems or from third parties could impair the delivery of our Service and harm our business.

We rely on systems housed in our own facilities and upon third parties, including bandwidth providers and third-party “cloud” data storage services, to enable our users to receive our content in a dependable, timely, and efficient manner. We have experienced, and may in the future experience, periodic service interruptions and delays involving our own systems and those of third parties that we work with. Both our own facilities and those of third parties are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, the failure of physical, administrative, technical, and cyber security measures, terrorist acts, natural disasters, human error, the financial insolvency of third parties that we work with, and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our Service and unauthorized access to, or alteration of, the content and data contained on our systems that these third parties store and deliver on our behalf.

Any disruption in the services provided by these third parties could materially adversely impact our business reputation, customer relations, and operating results. Upon expiration or termination of any of our agreements with third parties, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one third party to another could subject us to operational delays and inefficiencies until the transition is complete.

Assertions by third parties of infringement or other violation by us of their intellectual property rights could harm our business, operating results, and financial condition.

Third parties may in the future assert, that we have infringed, misappropriated, or otherwise violated their copyrights, patents, trademarks, and other intellectual property rights, and as we face increasing competition, the possibility of intellectual property rights claims against us grows. Our ability to provide our Service is dependent upon our ability to license intellectual property rights to audio content, including video music recordings, any musical compositions embodied therein, as well as other visual content and any other media assets that content providers, artists, and/or labels can add or provide. Various laws and regulations govern the copyright and other intellectual property rights associated with audio and visual content, including video music and sound recordings and musical compositions. Existing laws and regulations are evolving and subject to different interpretations, and various legislative or regulatory bodies may expand current or enact new laws or regulations. Although we seek to comply with the statutory, regulatory, and judicial frameworks by, for example, entering into license agreements, we may unknowingly be infringing or violating any third-party intellectual property rights, or may do so in the future. Moreover, while we may often be able to seek indemnities from our licensors with respect to infringement claims that may relate to the content, they provide to us, such indemnities may not be sufficient to cover the associated liability if the licensor at issue does not have adequate financial resources.

In addition, music, internet, technology, and media companies are frequently subject to litigation based on allegations of infringement, misappropriation, or other violations of intellectual property rights. Many companies in these industries have substantially larger patent and intellectual property portfolios than we do, which could make us a target for litigation. We may not be able to assert counterclaims against parties that sue us for patent, or other intellectual property infringement. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert claims in order to extract value from technology companies. Further, from time to time we may introduce new products and services, including in territories where we currently do not have an offering, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. It is difficult to predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business, operating results, and financial condition. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims, and such claims also would divert management time and attention from our business operations. Furthermore, an adverse outcome of a dispute may require us to pay significant damages, which may be even greater if we are found to have willfully infringed upon a party’s intellectual property; cease exploiting copyrighted content that we have previously had the ability to exploit; cease using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content, or materials; indemnify our partners and other third parties; and/or take other actions that may have material effects on our business, operating results, and financial condition.

Failure to protect our intellectual property could substantially harm our business, operating results, and financial condition.

The success of our business depends on our ability to protect and enforce our patents, trade secrets, trademarks, copyrights, and all of our other intellectual property rights, including our intellectual property rights underlying our Service. We attempt to protect our intellectual property under patent, trade secret, trademark, and copyright law through a combination of intellectual property registration, employee, third-party assignment and nondisclosure agreements, other contractual restrictions, technological measures, and other methods. These afford only limited protection, and we are still continuing to develop our processes for securing our intellectual property rights. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our product and brand features or obtain and use our trade secrets and other confidential information. Moreover, policing our intellectual property rights is difficult and time-consuming. We cannot assure you that we would have adequate resources to protect and police our intellectual property rights, and we cannot assure you that the steps we take to do so will always be effective.

We have filed, and may in the future file, patent applications on certain of our innovations. It is possible, however, that these innovations may not be patentable. In addition, given the cost, effort, risks, and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for some innovations. Furthermore, our patent applications may not issue as granted patents, the scope of the protection gained may be insufficient, or an issued patent may be deemed invalid or unenforceable. Any of our present or future patents or other intellectual property rights may lapse or be invalidated, circumvented, challenged, or abandoned. Our intellectual property rights also may not provide competitive advantages to us. Our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes could be limited by our relationships with third parties, and any of our pending or future patent applications may not have the scope of coverage originally sought. Our intellectual property rights may not be enforced in jurisdictions where competition may be intense or where legal protection may be weak. We could lose both the ability to assert our intellectual property rights against, or to license our technology to, others and the ability to collect royalties or other payments.

We currently own the www.loop.tv internet domain name and various other related domain names. Internet regulatory bodies generally regulate domain names. If we lose the ability to use a domain name in a particular country, we may be forced either to incur significant additional expenses to market our Service within that country or, in extreme cases, to elect not to offer our Service in that country. Either result could harm our business, operating results, and financial condition. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize our brand names in the United States or other countries in which we may conduct business in the future.

Litigation or proceedings before governmental authorities and administrative bodies may be necessary in the future to enforce our intellectual property rights, to protect our patent rights, trademarks, trade secrets, and domain names and to determine the validity and scope of the proprietary rights of others. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources and management time, each of which could substantially harm our operating results. Additionally, changes in law may be implemented, or changes in interpretation of such laws may occur, that may affect our ability to protect and enforce our patents and other intellectual property.

User metrics and other estimates could be subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.

As our business grows, we expect to develop and regularly review key metrics related to the operation of our business, including metrics related to our active users, premium revenue per user, subscriber numbers, OOH venue locations, and other metrics to evaluate growth trends, measure our performance, and make strategic decisions. These metrics will be calculated using internal company data and will not be validated by an independent third party. While these numbers are expected to be based on reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our Service is used across large populations of users and customers. The calculations of our active users may not reflect the actual number of people using our Service (if one user has more than one account or if one account is used by multiple users). Errors or inaccuracies in our metrics or data could result in incorrect business decisions and inefficiencies, including expending resources to implement unnecessary business measures or failing to take required actions to attract enough users to satisfy our growth strategies.

In addition, advertisers generally rely on third-party measurement services to calculate metrics related to our advertising business, and these third-party measurement services may not reflect our true audience. Some of our demographic data also may be incomplete or inaccurate because users self-report their names and dates of birth or because we receive them from other third parties. Consequently, the personal data we have may differ from our users’ actual names and ages. If advertisers, partners, or investors do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be materially harmed.

We are at risk of artificial manipulation of stream counts and failure to effectively manage and remediate such fraudulent streams could have an adverse impact on our business, operating results, and financial condition. Fraudulent streams and potentially associated fraudulent user accounts or artists may cause us to overstate key performance indicators, which once discovered, corrected, and disclosed, could undermine investor confidence in the integrity of our key performance indicators and could cause our stock price to drop significantly.

As we further develop our D2C Service, we may in the future be impacted by attempts by third parties to artificially manipulate stream counts. Such attempts may, for example, be designed to generate revenue for rights holders or to influence placement of content on Loop Media generated Playlists or industry music video charts. These potentially fraudulent streams may involve creating non-bona fide user accounts or artists or using compromised passwords to access legitimate user accounts. We seek to detect fraudulent streams and aim to remove fake user accounts created for the above purposes and filter them out from our metrics on an ongoing basis, as well as to require users to reset passwords that we suspect have been compromised; however, we may not be successful in detecting, removing, and addressing all fraudulent streams and any related user accounts. If in the future we fail to successfully detect, remove, and address fraudulent streams and associated user accounts, it may result in the manipulation of our data, including the key performance indicators, which underlie, among other things, our contractual obligations with rights holders and advertisers (which could expose us to the risk of litigation), as well as harm our relationships with rights holders and advertisers. In addition, once we detect, correct, and disclose fraudulent streams and associated user accounts, this may result in the removal of certain user accounts and/or a reduction in account activity, which may affect key performance indicators and undermine investor confidence in the integrity of our key performance indicators. These could have a material adverse impact on our business, operating results, and financial condition.

We are at risk of attempts to manipulate or exploit our software for the purpose of gaining or providing unauthorized access to certain features of our Service, and failure to effectively prevent and remediate such attempts could have an adverse impact on our business, operating results, and financial condition.

As our business develops, we may be impacted by attempts by third parties to manipulate or exploit our software for the purpose of gaining or providing unauthorized access to certain features of our Service. Third parties may seek to provide mobile device users a means to suppress advertisements without payment and gain access to features only available to the Ad-Supported Service on tablets and desktop computers. If we fail to successfully detect and address such issues, it may have artificial effects on our key performance indicators, which underlie, among other things, our contractual obligations with rights holders and advertisers (which could expose us to the risk of litigation), as well as harm our relationship with rights holders and advertisers. The discovery or development of any new method to gain unauthorized access to certain features of our Service, such as through the exploitation of software vulnerabilities, and the sharing of any such method among third parties, may increase the level of unauthorized access (and the attendant negative financial impact described above). We cannot assure you we will be successful in finding ways to effectively address unauthorized access achieved through any such method. Additionally, compared to our Ad-Supported Users, individuals using unauthorized versions of our application may be less likely to convert to Premium Subscribers. Moreover, once we detect and disable such unauthorized access, this may result in the removal of certain user accounts and/or a reduction in account activity, which may affect our key performance indicators and could undermine investor confidence in the integrity of our key performance indicators. These could have a material adverse impact on our business, operating results, and financial condition.

Various regulations as well as self-regulation related to privacy and data security concerns pose the threat of lawsuits, regulatory fines and other liability, require us to expend significant resources, and may harm our business, operating results, and financial condition.

As we collect and utilize personal data about our customers and users as they interact with our Service, we are subject to new and existing laws and regulations that govern our use of user data. We are likely to be required to expend significant capital to ensure ongoing compliance with these laws and regulations. Claims or allegations that we have violated laws and regulations relating to privacy and data security could result in negative publicity and a loss of confidence in us by our users and our partners. We may be required to make significant expenditure to resolve these issues and we could be subject to civil liability and/or fines or other penalties, including by government and data protection authorities.

Existing privacy-related laws and regulations in the United States, and in other countries are evolving and are subject to potentially differing interpretations, and various U.S. federal and state or other international legislative and regulatory bodies may expand or enact laws regarding privacy and data security-related matters. Laws coming into effect in various states, adoption of a comprehensive federal data privacy law, and new legislation in international jurisdictions may continue to change the data protection landscape globally and could result in us expending considerable resources to meet these requirements.

We may find it necessary or desirable to join self-regulatory bodies or other privacy-related organizations that require compliance with their rules pertaining to privacy and data security. We also may be bound by contractual obligations that limit our ability to collect, use, disclose, share, and leverage user data and to derive economic value from it. New laws, amendments to, or reinterpretations of existing laws, rules of self-regulatory bodies, industry standards, and contractual obligations, as well as changes in our users’ expectations and demands regarding privacy and data security, may limit our ability to collect, use, and disclose, and to leverage and derive economic value from user data. Restrictions on our ability to collect, access and harness user data, or to use or disclose user data, may require us to expend significant resources to adapt to these changes, and would in turn limit our ability to stream personalized content to our users and offer advertising and promotional opportunities to users on the Service.

We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, self-regulatory bodies, industry standards, and contractual obligations. Any failure to comply with privacy laws could result in litigation, regulatory or governmental investigations, enforcement action requiring us to change the way we use personal data, restrictions on how we use personal data, or significant regulatory fines. In addition to statutory enforcement, a data breach could lead to compensation claims by affected individuals (including consumer advocacy groups), negative publicity, and a potential loss of business as a result of customers losing trust in us. Such failures could have a material adverse effect on our financial condition and operations.

If we fail to implement and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

We are required to maintain internal control over financial reporting and to report any material weaknesses in those controls. We previously identified material weaknesses in our internal control over financial reporting that related to, among other things, accounting for rights holder liabilities. During 2020, we took a number of actions designed to remediate certain of these material weaknesses, including the hiring of additional accounting and finance team members and the implementation of new controls, processes, and technologies. Based on the testing of operating effectiveness of these controls completed to date, as of December 31, 2020, we have remediated some of our identified material weaknesses, but other previously identified material weaknesses remain.

If we continue to have material weaknesses in our internal control over financial reporting or fail to meet our obligations as a public company, including the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations, and we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline. Under Section 404 of the Sarbanes-Oxley Act, we are required to evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report as to internal control over financial reporting. Failure to maintain effective internal control over financial reporting also could potentially subject us to sanctions or investigations by the SEC, or other regulatory authorities, or stockholder lawsuits, which could require additional financial and management resources. We may be unable to fully remediate previously identified material weaknesses, or we may identify additional material weaknesses in the future, which could materially adversely affect our business, operating results, and financial condition.

We rely on advertising revenue to monetize our Service, and any failure to convince advertisers of the benefits of advertising on our Service in the future could harm our business, operating results, and financial condition.

Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on several factors, including:

●	increasing the number of hours our Ad-Supported customers and users spend playing or watching our video content or otherwise engaging with content on our Ad-Supported Service;
●	increasing the number of Ad-Supported customers and users;
●	keeping pace with changes in technology and our competitors;
●	competing effectively for advertising dollars with other online and mobile marketing and media companies;
●	maintaining and growing our relationships with marketers, agencies, and other demand sources who purchase advertising inventory from us;
●	implementing and maintaining an effective infrastructure for order management; and
●	continuing to develop and diversify our advertising platform and offerings, which currently include delivery of advertising products through multiple delivery channels, including traditional computers, mobile, and other connected devices, and multiple content types.

We may not succeed in capturing a greater share of our advertisers’ core marketing budgets, particularly if we are unable to achieve the scale, reach, products, and market penetration necessary to demonstrate the effectiveness of our advertising solutions, or if our advertising model proves ineffective or not competitive when compared to other alternatives and platforms through which advertisers choose to invest their budgets.

Failure to grow the Ad-Supported customer and user base and to effectively demonstrate the value of our Ad-Supported Service and other similar offerings on the Service to advertisers could result in loss of, or reduced spending by, existing or potential future advertisers, which would materially harm our business, operating results, and financial condition.

Selling advertisements requires that we demonstrate to advertisers that our offerings on the Service are effective. For example, we need to show that our Ad-Supported Service has substantial reach and engagement by relevant demographic audiences. Some of our demographic data may be incomplete or inaccurate. For example, because Ad-Supported users self-report their personal data, which may include their genders and dates of birth, the personal data we have may differ from our Ad-Supported users’ actual genders and ages. If our Ad-Supported users provide us with incorrect or incomplete information regarding their personal data, such as genders, age, or other attributes we use to target advertisements to users, or the data are otherwise not available to us, then we may fail to target the correct demographic with our advertising. Advertisers often rely on third parties to quantify the reach and effectiveness of our ad products. These third-party measurement services may not reflect our true audience or the performance of our ad products, and their underlying methodologies are subject to change at any time. In addition, the methodologies we apply to measure the key performance indicators that we use to monitor and manage our business may differ from the methodologies used by third-party measurement service providers, who may not integrate effectively with our Ad-Supported Service. Measurement technologies for mobile devices may be even less reliable in quantifying the reach and usage of our Ad-Supported Service, and it is not clear whether such technologies will integrate with our systems or uniformly and comprehensively reflect the reach, usage, or overall audience composition of our Ad-Supported Service. If such third-party measurement providers report lower metrics than we do, there is wide variance among reported metrics, or we cannot adequately integrate with such services that advertisers require, our ability to convince advertisers of the benefits of our Ad-Supported Service could be adversely affected.

We depend on highly skilled key personnel to operate our business, and if we are unable to attract, retain, and motivate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe that our future success is highly dependent on the talents and contributions of our senior management, including Jon Niermann, our Chief Executive Officer, members of our executive team, and other key employees, such as the key technology, product, content, engineering, finance, research and development, marketing, and sales personnel. Many of our employees have unique skills required for and/or historical knowledge of our business. Our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. All of our employees, including our senior management, are free to terminate their employment relationship with us at any time, and their knowledge of our business and industry may be difficult to replace. Qualified individuals are in high demand, particularly in the digital media industry, and we may incur significant costs to attract and retain them. We use equity awards to attract talented employees. If the value or liquidity of our common stock declines significantly and remains depressed, that may prevent us from recruiting and retaining qualified employees. If we are unable to attract and retain our senior management and key employees, we may not be able to achieve our strategic objectives, and our business could be harmed. In addition, we believe that our key executives have developed highly successful and effective working relationships. We cannot assure you that we will be able to retain the services of any members of our senior management or other key employees. If one or more of these individuals leave, we may not be able to fully integrate new executives or replicate the current dynamic, and working relationships that have developed among our senior management and other key personnel, and our operations could suffer.

We have acquired and invested in, and may continue to acquire or invest in, other companies or technologies, which could divert management’s attention and otherwise disrupt our operations and harm our operating results. We may fail to acquire or invest in companies whose market power or technology could be important to the future success of our business.

We have recently acquired assets from Spkr, Inc. (“Spkr”) and invested in EON Media and may in the future seek to acquire or invest in, other companies or technologies, including additional investments in EON Media, that we believe could complement or expand our Service or enhance our capabilities or content offerings, or otherwise offer growth opportunities. Pursuit of future potential acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not they are consummated. In addition, we have limited experience acquiring and integrating other businesses. We may be unsuccessful in integrating our recently acquired businesses or any additional business we may acquire in the future, and we may fail to acquire companies whose market power or technology could be important to the future success of our business.

We also may not achieve the anticipated benefits from any acquisition or investment due to a number of factors, including:

●	unanticipated costs or liabilities associated with the acquisition or investment, including costs or liabilities arising from the acquired companies’ failure to comply with intellectual property laws and licensing obligations they are subject to;
●	incurrence of acquisition- or investment-related costs;
●	diversion of management’s attention from other business concerns;
●	regulatory uncertainties;

●	harm to our existing business relationships with business partners and advertisers as a result of the acquisition or investment;
●	harm to our brand and reputation;
●	the potential loss of key employees;
●	use of resources that are needed in other parts of our business; and
●	use of substantial portions of our available cash to consummate the acquisition or investment.

If we acquire or invest in other companies, these acquisitions or investments may reduce our operating margins for the foreseeable future. In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill, which must be assessed for impairment at least annually. In the future, if our acquisitions or investments do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process. Acquisitions or investments could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if a business we acquire or invest in fails to meet our expectations, our business, operating results, and financial condition may suffer.

Our operating results may fluctuate, which makes our results difficult to predict.

As our business further develops, our revenue and operating results could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Factors that may contribute to the variability of our quarterly and annual results include:

●	our ability to grow our OOH business beyond historic levels through our recently introduced Loop Player, the expansion into more OOH Venues and the further development of our Ad-Supported business model;
●	our ability to retain our current user base, increase our number of Ad-Supported D2C users and Premium Subscribers, and increase users’ time spent streaming content on our Service;
●	our ability to monetize our Service more effectively, particularly as the number of OOH customers and our users on CTVs, mobile and other connected devices grow;
●	our ability to effectively manage our growth;
●	our ability to attract user and/or customer adoption of and generate significant revenue from new products, services, and initiatives;
●	our ability to attract and retain existing advertisers and prove that our advertising products are effective enough to justify a pricing structure that is profitable for us;
●	the effects of increased competition in our business;
●	our ability to keep pace with changes in technology and our competitors;
●	lack of accurate and timely reports and invoices from our rights holders and partners;
●	interruptions in service, whether or not we are responsible for such interruptions, and any related impact on our reputation;
●	our ability to pursue and appropriately time our entry into new geographic or content markets and, if pursued, our management of this expansion;
●	costs associated with defending any litigation, including intellectual property infringement litigation;
●	the impact of general economic conditions on our revenue and expenses; and
●	changes in regulations affecting our business.

Risks Related to Owning Our Common Stock.

The trading price of our common stock has been and will likely continue to be volatile.

The trading price of our common stock has been and is likely to continue to be volatile. In 2020, the trading price of our common stock ranged from $0.495 to $3.45. The market price of our common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

●	the number of shares of our common stock publicly owned and available for trading;
●	quarterly variations in our results of operations or those of our competitors;
●	the accuracy of our financial guidance or projections;

●	our actual or anticipated operating performance and the operating performance of similar companies in the music video, OOH entertainment, or digital media spaces;
●	our announcements or our competitors’ announcements regarding new services, enhancements, significant contracts, acquisitions, or strategic investments;
●	general economic conditions and their impact on advertising spending;
●	the overall performance of the equity markets;
●	threatened or actual litigation;
●	changes in laws or regulations relating to our Service;
●	sales or expected sales of our common stock by us, and our officers, directors, and stockholders.

In addition, the stock market in general, particularly the OTC Pink Open Market operated by OTC Markets Group, Inc. (the “Pink Open Market”) and the market for small media companies, have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results, and financial condition.

Because of their significant ownership of our common stock, our founders and other large investors have substantial control over our business, and their interests may differ from our interests or those of our other stockholders. Sales of substantial amounts of our common stock in the public markets by our founders or other stockholders, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

As of December 31, 2020, our founders and largest investor, beneficially owned or controlled, directly or indirectly, common stock representing 40% of the combined voting power of all our outstanding voting securities. As a result of this ownership or control of our voting securities, if our founders and/or significant stockholders act together, they will have control over the outcome of substantially all matters submitted to our stockholders for approval, including the election of directors. This may delay or prevent an acquisition or cause the trading price of our common stock to decline. Our founders may have interests different from yours. Therefore, the concentration of voting power among our founders may have an adverse effect on the price of our common stock.

Sales of substantial amounts of our common stock in the public market by our founders, affiliates, or non-affiliates, or the perception that such sales could occur, could adversely affect the trading price of our common stock, and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

If securities or industry analysts publish inaccurate or unfavorable research about our business or cease publishing research about our business, our share price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about our Company, if any do so in the future. If one or more of the analysts who may cover us in the future downgrade our common stock or publish inaccurate or unfavorable research about our Company, our common stock price would likely decline. Further, if one or more of these analysts, once they cover us, cease coverage of our Company or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

The requirements of being a public company may strain our resources and divert management’s attention.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and other applicable securities rules and regulations. Compliance with these rules and regulations incurs substantial legal and financial compliance costs, makes some activities more difficult, time-consuming, or costly, and places increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain disclosure controls and procedures and internal control over financial reporting that meet this standard, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results.

We do not expect to pay cash dividends in the foreseeable future.

We have never declared or paid any cash dividends on our share capital. We currently intend to retain any future earnings for working capital and general corporate purposes and do not expect to pay dividends or other distributions on our common stock in the foreseeable future. As a result, you may only receive a return on your investment in our common stock if you sell some or all of your common stock after the trading price of our common stock increases. You may not receive a gain on your investment when you sell your common stock, and you may lose the entire amount of the investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our principal executive offices are located at 700 N. Central Avenue, Suite 430, Glendale, CA, and our telephone number is (213) 436-2100. We currently lease approximately 1,976 square feet of office space at this location. The lease term is 43 months from November 14, 2019 to May 31, 2023.

We also have an office located at 150 Nickerson Street, Suite 305, Seattle, WA 98109. We currently lease approximately 3,776 square feet of office space at this location. The lease term is 60 months from January 1, 2018 to December 31, 2022.

We believe that our leased facilities are adequate to meet our needs at this time. We do not currently own any real property.

ITEM 3. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry, or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company, threatened against or affecting our Company, or our common stock, in which we believe an adverse decision could have a material adverse effect.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANTS’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “LPTV” on the Pink Open Market operated by OTC Markets Group, Inc.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the Pink Open Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Our common stock is very thinly traded and, thus, pricing of our common stock on the Pink Open Market does not necessarily represent its fair market value. The information in the table below has been adjusted to give retroactive effect to the Reverse Split that we effected on June 8, 2020.

Fiscal Year Ended December 31, 2020

Quarter Ended	High $	Low $
March 31, 2020	0.78	0.54
June 30, 2020	2.55	2.25
September 30, 2020	2.05	2.00
December 31, 2020	3.21	3.21

Fiscal Year Ended December 31, 2019

Quarter Ended	High $	Low $
March 31, 2019	0.15	0.0795
June 30, 2019	0.018	0.0097
September 30, 2019	0.0135	0.0135
December 31, 2019	0.0109	0.0109

On April 14,  2021, the closing price of our common stock as quoted on Pink Open Market was $2.95.

Holders

As of April 14, 2021, we had 120,933,177 shares of common stock outstanding held by approximately 212 stockholders of record.

Dividends

We have never declared or paid cash dividends on our common stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our equity compensation plans is contained in Item 12 under “Securities Authorized for Issuance Under Equity Compensation Plans” and Note 17 — Stock Options and Warrants to the Financial Statements.

Recent Sales of Unregistered Securities

Beginning on October 1, 2020, and through December 31, 2020, we sold and issued an aggregate of 704,000 shares of our common stock to a total of three accredited investors at a price of $1.25 per share for an aggregate purchase price of $780,000. We also received proceeds of $350,000 for additional sales of our common stock under the same offering to four more accredited investors but the stock was not issued until 2021. The offers, sales and issuances of such common stock were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On December 1, 2020, the Company offered in a private placement, the aggregate offering amount of up to $3,000,000 of Senior Secured Promissory Debentures, with a minimum subscription amount of $250,000 and common stock warrants with an aggregate exercise price of $750,000 and aggregate exercisable warrant shares of 272,727 shares. The only Senior Secured Promissory Note entered under this offering in 2020 was to a related party in the amount of $750,000. This note accrues cash interest at 4% per annum and payment in kind interest at 6% payable in the Company’s common stock, determined on a 360-day basis. Cash interest is payable in advance on the issue date to November 30, 2021, then six months in arrears on June 1, 2022, then six months in arrears on December 1, 2022.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

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

Pursuant to the Merger Agreement, the Company acquired 100% of the outstanding shares of Loop in exchange for 152,823,970 shares (pre-stock split; the post stock split number would be 101,882,647 shares) of the Company’s common stock at an exchange ratio of 1:1. Loop was incorporated on May 18, 2016, under the laws of the State of Delaware. As a result of such acquisition, the Company’s operations now are focused on premium short-form video for businesses and consumers.

In connection with the Merger, on February 6, 2020, the Company entered into a Purchase Agreement (the “Asset Purchase Agreement”) with Zixiao Chen (“Buyer”) for the purchase of assets relating to the Company’s two major business segments: travel agency assistance services and convention services (together, the “Business”). In consideration for the assets of the Business, Buyer transferred to the Company 2,000,000 shares of the Company’s common stock and agreed to assume and discharge any and all liabilities relating to the Business accruing up to the effective time of the Asset Purchase Agreement. The shares will be retired and restored to the status of authorized and unissued shares.

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

On June 8, 2020, a 1 for 1.5 reverse stock split of the Company’s common stock became effective. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively adjusted for the effects of the reverse split for all periods presented.

For the year ended December 31, 2020, substantially all our revenues were derived from the historical business of ScreenPlay, which relies on a Subscription service-based model using older and more expensive A/V technology. Our revenues for 2020 did not contain any significant contribution from any Ad-Supported Services or the provision of the Loop Player to OOH venues or our Loop App to retail consumer end users.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Developments

Impact of COVID-19

The spread of COVID-19 around the world is continuing to affect the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions in staffing, order fulfillment, and demand for product. In addition, the COVID-19 pandemic may affect our revenue significantly in 2021, as it had in 2020. Additionally, while the potential ongoing negative economic impact brought by, and the duration of, the COVID-19 pandemic is still difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic in 2021 is highly uncertain and subject to change.

The Company has been and continues to be significantly impacted by COVID-19 which was directly related to business closures of key customers. If our business continues to be impacted, we may reintroduce the salary reductions that we had in place from March 2020 through October 2020, or introduce other cost cutting activities.

As COVID-19 continues to evolve, the extent to which COVID-19 continues to impact operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and changes in the severity of the outbreak, and the actions that may be required to try and contain COVID-19 or treat its impact. The Company continues to monitor the ongoing pandemic and, the extent to which the continued spread of the virus adversely affects our customer base and therefore revenue. As the COVID-19 pandemic is complex and rapidly evolving, the Company’s plans as described above may change. At this point, the Company cannot reasonably estimate the duration and severity of the COVID-19 pandemic in 2021, which could have a material adverse impact on the business, results of operations, financial position and cash flows.

Share purchase agreement

The Company entered into a share purchase agreement dated August 1, 2020, for the private offer to a limited number of accredited investors of up to $6,500,000 worth of restricted shares of common stock of the Company at an issue price of $1.25 per share (“Share Purchase Agreement”). The shares are subject to restriction on resales until that date that is 365 days following the relevant closing date for any individual investor. As of April 14, 2021, the Company had raised an aggregate of $5,530,000 and issued 4,424,000 shares under the Share Purchase Agreement.

Critical Accounting Policies and Use of Estimates

Use of estimates and assumptions

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in the revenue recognition of performance obligations, fair value of stock-based compensation awards, fair value measurements, right-of-use assets (“ROU”), lease liabilities, and allowance for doubtful accounts.

Revenue recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from delivery of streaming services, delivery of subscription content services in customized formats, and delivery of hardware and ongoing content delivery through software and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s consolidated financial statements for the cumulative impact of applying this new standard. Therefore, there was no cumulative effect adjustment required.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company expects to receive in exchange for those products. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of the Company’s products and services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

Performance obligations and significant judgments

The Company’s revenue streams can be categorized into the following performance obligations and recognition patterns:

●	delivery of streaming services including content encoding and hosting; the Company recognizes revenue over the term of the service based on bandwidth usage;
●	delivery of subscription content services in customized formats; the Company recognizes revenue over the term of the service; and
●	delivery of hardware for ongoing subscription content delivery through software; the Company recognizes revenue at the point of hardware delivery.

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

Stock-based compensation

Share-based compensation awarded to employees is measured at the award date, based on the fair value of the award, and is recognized as an expense over the requisite vesting period. The Company measures the fair value of the share-based compensation issued to non-employees using the stock price observed in the trading market (for stock transactions) or the fair value of the award (for non-stock transactions), which were more reliably determinable measures of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Fair value measurements

The Company determines the fair value of its assets and liabilities using a hierarchy established by the accounting guidance that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets;
●	Level 2 inputs to the valuation methodology included quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 inputs to the valuation methodology is one or more unobservable inputs which are significant to the fair value measurement.

The carrying amount of the Company’s financial instruments, including cash, accounts receivable, deposits, short-term portion of notes receivable and notes payable, and current liabilities approximate fair value due to their short-term nature. The Company does not have financial assets or liabilities that are required under the U.S. GAAP to be measured at fair value on a recurring basis. The Company has not elected to use fair value measurement option for any assets or liabilities for which fair value measurement is not presently required.

The Company records assets and liabilities at fair value on nonrecurring basis as required by the U.S. GAAP. Assets recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis include items such as property and equipment, operating lease assets, goodwill, and other intangible assets, which are measured at fair value if determined to be impaired.

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

License Content Asset

On January 1, 2020, the Company adopted the guidance in ASU 2019-02, Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials, on a prospective basis. The Company capitalizes the fixed content fees and its corresponding liability when the license period begins, the cost of the content is known, and the content is accepted and available for streaming. If the licensing fee is not determinable or reasonably estimable, no asset or liability is recorded, and licensing costs are expenses as incurred. The Company amortizes licensed content assets into cost of revenue, using the straight-line method over the contractual period of availability. The liability is paid in accordance with the contractual terms of the arrangement.

Allowance for doubtful accounts

The Company assesses the collectability of receivables on an ongoing basis. A provision for the impairment of receivables involves significant management judgement and includes the review of individual receivables based on individual customers, current economic trends, and analysis of historical bad debts.

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results:

	Year Ended December 31, 2020	Year Ended December 31, 2019	$ variance	% variance
Content and streaming services	$1,402,018	$1,693,921	(291,903)	-17%
Content subscription services	1,225,005	1,498,663	(273,658)	-18%
Hardware for ongoing subscription content	167,058	188,537	(21,479)	-11%
Total revenue	2,794,081	3,381,121	(587,040)	-17%
Cost of revenue	1,109,379	913,843	195,536	21%
Gross profit	1,684,702	2,467,278	(782,576)	-32%
Total operating expenses	12,091,793	12,462,338	(370,545)	-3%
Loss from operations	(10,407,091)	(9,995,060)	(412,031)	4%

Other income (expense):
Interest income	6,552	5,235	1,317	25%
Interest expense	(1,135,603)	(964,081)	(171,522)	18%
Bad debt recovery	—	3,225	(3,225)	-100%
Gain/(Loss) on settlement of obligations	(1,100)	(301,044)	299,944	-100%
Loss on extinguishment of debt	—	(258,417)	258,417	-100%
Other income	10,000	—	10,000	0%
Inducement expense	(3,793,406)	—	(3,793,406)	0%
Total other income (expense)	(4,913,557)	(1,515,082)	(3,398,475)	224%

Provision for income taxes	(98,244)	(1,600)	(96,644)	6040%
Net loss	$(15,418,892)	$(11,511,742)	$(3,907,150)	34%

Revenues

The Company’s revenue declined for the year ended December 31, 2020 from 2019 by $587,040 or 17%. Content and streaming services decreased $291,903 year over year as customers were impacted by the pandemic. A customer accounting for nearly all production services revenue terminated its relationship with the Company in February 2020, accounting for $127,165 decrease. An online video streaming customer’s subscription charges ended in August 2019, causing a year over year decrease of $124,258. A box office ticket reseller cancelled subscription charges in June 2020, resulting in a $33,747 decrease year over year. A media entertainment customer with multiple sites is charging contract minimums and are not charging for normal additional usage due to the pandemic in 2020, resulting in a $37,526 decrease year over year.

Content subscription revenues decreased $273,658 year over year 2020 is due to customers impacted by the pandemic. A customer’s multilocation gymnasium chain was provided with COVID-19 credits which decreased revenues year over year $105,411. A customer in the travel industry’s subscription revenues were credited due to non-operations and decreased $47,653 from 2019. A multilocation bar and restaurant chain owner’s locations were negatively impacted by the pandemic and COVID-19 credits resulted in a year over year subscription revenue decrease of $45,850.

Cost of revenue

The $195,536 increase in cost of revenues year over year is due to $380,890 amortization of contract assets in 2020 offset by usage decreases due to the pandemic. Hosting expenses decreased $72,788 as automated usage collection vendors track usage and charges the Company a percentage of usage measurement. Direct cost subcontractors decreased $41,292 primarily due to a consultant no longer providing editing/production services beginning in April 2020. Also, inventory cost of sales true up expense increased $27,007 year over year.

Total operating expenses

Operating expenses decreased $370,545, 2020 versus 2019 primarily due to personnel-related costs and impairment. Payroll increased $828,473 year over year due to headcount growth. Stock compensation to executives and employees increased $653,531 year over year. Consulting and staffing costs increased $816,726 year over year which includes $492,000 in warrants paid to an outside consultant with the remaining portion due to computer development and temporary staffing $837,716 increased operating expenses year over year due to accounting expenses due to financial statement review, audit and SEC reporting. There was an increase in amortization of intangibles of $289,079 due to the Spkr asset acquisition.

Decrease of $3,959,201 impairment expense was due to impairment of software intangible of 6,350,000 in the fourth quarter of 2019, offset by ScreenPlay brand impairment $130,000 and license contract asset impairment of $2,260,799 in the fourth quarter of 2020.

Other income and expenses

The gain/loss on settlement of obligations decreased $299,944 in 2019 there was a loss on settlement of obligations of $493,601 due to issuance of warrants to satisfy a liability, offset by a gain on settlement of obligations due to the relief of $192,557 of accrued interest.

Loss on extinguishment of debt decreased $258,417 year over year as there were no debt extinguishment gains or losses recognized in 2020 versus the $258,417 recognized in 2019.

In the first quarter of 2020 there was an inducement expense of $3,793,406 for the purchase of series B convertible preferred stock.

Provision for income taxes

Income tax expense increased $96,644 due to tax true up to prepaid tax from 2019. The tax prepaid balance will be adjusted as needed in 2021.

Liquidity and Capital Resources

As of December 31, 2020, the Company had cash of approximately $838,161. The following table provides a summary of the Company’s net cash flows from operating, investing, and financing activities.

	Year ended December 31,
	2020	2019
Net cash used in operating activities	$(5,933,667)	$(2,196,511)
Net cash used in investing activities	(752,027)	(20,178)
Net cash (used in) provided by financing activities	6,512,410	(610,527)
Change in cash	(173,284)	(2,827,216)
Cash, beginning of period	1,011,445	3,838,661
Cash, end of period	$838,161	$1,011,445

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

Net cash flow from operating activities

There was approximately $3,737,156 more cash used in operations in the year ended December 31, 2020, than in 2019. Net income decreased $3,907,150 year over year. Non-cash add backs decreased $1,071,659 year over year.

 Net cash flow from investing activities

Investing activities year over year increase is primarily due to an equity investment in the fourth quarter of 2020. In 2020, the Company invested $750,000 in an equity investment in an unconsolidated entity and $7,847 for the purchase of equipment as compared to $25,773 in 2019.

Net cash flow from financing activities

There was net cash increase from financing activities of $7,122,937 year over year, December 31, 2020 and 2019. In the year ended December 31, 2020, the Company raised $5,310,000 in new capital to continue strengthening its operations and building its organization, less $80,134 to pay for additional legal fees and other costs associated with the merger into a public company. The Company also received loan proceeds from the Paycheck Protection Program (“PPP”) loan program in the amount of $573,500. The Company issued convertible debt of $750,000.

In 2019, the Company paid $2,149,875 in the ScreenPlay acquisition offset by $1,000,000 in loan proceeds.

Going Concern

As of December 31, 2020, the Company had cash of $838,161 and an accumulated deficit of $41,544,144. During the year ended December 31, 2020, the Company used net cash in operating activities of $5,933,667. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of these consolidated financial statements.

The Company’s primary source of operating funds since inception has been cash proceeds from debt and equity financing transactions. The ability of the Company to continue as a going concern is dependent upon its ability to generate sufficient revenue and its ability to raise additional funds by way of its debt and equity financing efforts. There can be no assurance that adequate financing will be available in a timely manner, on acceptable terms, or at all.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s further implementation of the Company’s on-going and strategic plans, which include continuing to raise funds through equity and/or debt raises. Should the Company be unable to raise adequate funds, certain aspects of the on-going and strategic plans may require modification. Management is in the process of identifying sources of capital via strategic partnerships, debt refinancing and equity investments through one or more private placements soon.

Recent Accounting Pronouncements

See the Company’s discussion under Note 2 – Significant Accounting Policies in its financial statements included in Item 15 of this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are listed in Item 15 – “Exhibits and Financial Statement Schedules” of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIALS DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(c) and 15d-15(e) under the Exchange Act, as of December 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on this evaluation, and because of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020. Notwithstanding the material weaknesses that were identified as of December 31, 2019, and continued to exist at December 31, 2020, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were identified in the normal course as of December 31, 2020:

The Company failed to maintain an effective control environment due to the following:

•	the Company’s management and the governance had insufficient oversight of the design and operating effectiveness of the Company’s disclosure controls and internal controls over financial reporting;

•	the Company failed to maintain effective controls over the period-end financial reporting process, including controls with respect to preparation and disclosure of provision for income taxes, valuation and presentation of asset acquisition, content assets and liabilities, and investments; and

•	the Company failed to maintain effective controls over journal entries, both recurring and nonrecurring, and account reconciliations and did not maintain proper segregation of duties. Journal entries were not always accompanied by sufficient supporting documentation and were not adequately reviewed and approved for validity, completeness and accuracy. In most instances, persons responsible for reviewing journal entries and account reconciliations for validity, completeness and accuracy were also responsible for preparation.

Management’s Remediation Initiatives

We have concluded that these material weaknesses arose because, as previously a private company, we did not have the necessary business processes, systems, personnel, and related internal controls. During the year ended December 31, 2020, we began to undertake measures to address material weaknesses in our internal controls. We will continue to take steps to remediate these material weaknesses, including:

●	we intend to implement a procedure that ensures timely review of the financial statements, notes to our financial statements, and our Annual and Quarterly Reports on Forms 10-K and 10-Q by our chief executive officer, chief financial officer, and our board of directors, prior to filing with the SEC;
●	we intend to design and implement a formalized financial reporting process that includes balance sheet reconciliations, properly prepared, supported, and reviewed journal entries, properly segregated duties, and properly completed and approved close checklist and calendar;

•	we will utilize outside professionals to assist with our specialized reporting requirements to ensure timely filing of our required reports with the SEC; and

•	we intend to initiate efforts to ensure our employees understand the continued importance of internal controls and compliance with corporate policies and procedures.

Changes in Internal Controls over Financial Reporting

There was a change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during our most recent quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

The Company hired additional experienced individuals to prepare and approve the consolidated financial statements and footnoted disclosures in accordance with US GAAP. We believe this change remediates the material weakness raised in previous quarters that the Company’s financial reporting team did not possess the requisite skill sets, knowledge, education, or experience to prepare the financial statements and notes to the financial statements in accordance with US GAAP, or to review the financial statements and notes to the financial statements prepared by the external consultants and professionals to ensure accuracy and completeness.

Management intends to implement certain remediation steps to address the material weaknesses described under Management’s Remediation Initiatives. However, management has not yet implemented those remediation steps and expects remediation efforts to continue through the remainder of fiscal year 2021.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and positions of our senior management and directors as of the date of this report:

Name	Age	Position
Jon M. Niermann	55	Chief Executive Officer, Chairman & Director
James J. Cerna, Jr.	52	Chief Financial Officer
Liam McCallum	40	Chief Product and Technical Officer
Andy Schuon	56	Head of Loop Media Studios
Bruce A. Cassidy	71	Director

The business address of each of Mr. Cassidy, Mr. Niermann, Mr. Cerna, Mr. McCallum and Mr. Schuon is 700 N. Central Avenue, Suite 430, Glendale, California 91203. The following is a brief biography of each of our senior managers and directors:

Jon M. Niermann is our Co-Founder and Chief Executive Officer. As our Chief Executive Officer and Chairman, he is responsible for guiding the vision and strategy of the Company and leading the management team. Prior to founding Loop Media in 2016, Mr. Niermann founded FarWest Entertainment, a global platform bridging the Asia-Pacific region and the west through multimedia entertainment and strategic partnerships, and served as its Chief Executive Officer and Executive Producer from 2010 to 2015. From 2008 to 2011, Mr. Niermann was a Late Night Talk Show Host for the Fox International Channel’s “Asia Uncut.” He served as President of Electronic Arts Asia from 2003 to 2010, where he helped move the company’s game portfolio into online gaming, and spent fifteen years, from 1988-2003, with The Walt Disney Company, including as Managing Director and President, Asia Pacific, of Walt Disney International from 2001 to 2003. Mr. Niermann holds a Bachelor of Science and Arts in Finance and Marketing from the University of Denver, and an MBA from UCLA’s Anderson School of Management. We believe that Mr. Niermann should serve as a member of our board of directors due to the extensive experience in the entertainment industry, as well as the perspective he brings as our co-founder and CEO and as our largest and controlling stockholder.

James J. Cerna, Jr. is our Chief Financial Officer. He is responsible for overseeing the Company’s financial affairs. Prior to joining Loop in 2020, Mr. Cerna was the Chief Executive Officer of FogChain Inc., a publicly traded software company, from 2017 to 2020. From 2014 to 2017, he was the Chief Executive Officer and the Chief Financial Officer of SauceLabs Inc., a software testing company. Mr. Cerna was Chief Executive Officer of Armada Oil, Inc. from 2011 to 2013, and its President from 2013 to 2014; the Founder and Chief Executive Officer of Lucas Energy Inc. from 2003-2008; Chief Financial Officer of Spinaway Technologies from 2000-2003; and Founder and Chief Executive Officer of NetCurrents, Inc. from 1997-2000. Mr. Cerna holds a Bachelor’s Degree in Business Administration, Finance, from California State University, Chico.

Liam McCallum is our Co-Founder and Chief Product and Technical Officer. He oversees our product strategy, design, and development across mobile, TV and out-of-home, along with our technical operations. Mr. McCallum founded Encoder Farm, a video encoding Software-as-a-Service platform for developers, in 2017, and served as its Chief Executive Officer from 2017-2020. He served as an advisor to Motorola Outdoor from 2015-2016; he was the Founder and Chief Technology Officer of cloud media company Hive Cloud Ltd from 2014 to 2015 and was a Senior Advisor to FarWest Entertainment from 2010 to 2015. Prior to this, Mr. McCallum was the Founder and Chief Executive Officer of QVIVO, a global enterprise cloud media platform backed by SingTel Innov8 from 2010 to 2014, and from 2000 to 2010, was at Electronic Arts, eventually becoming Asia Pacific’s Head of Online Technology.

Andy Schuon is the Head of Loop Media Studios. He is responsible for all video and audio content, programming creation and acquisitions at Loop for both the B2B and consumer platforms. Prior to joining Loop in 2020, in 2018, Mr. Schuon co-founded Spkr. (acquired by Loop in 2020) and served as its Chief Executive Officer, where he conceived and launched a platform to solve discovery and time-related issues with podcasting. Before forming Spkr, in 2011, Mr. Schuon co-founded and was the Founding President of Revolt Media & TV, a music-focused television network.  From 2011 to 2015, Mr. Schuon was Chief Digital Officer and President, Artist Services for LiveNation. He founded the International Music Feed Network for Universal Music Group in 2007 and served as its President and Chief Executive Officer. From 2002 to 2004, Mr. Schuon was President of Programming and Marketing for CBS Radio.  Prior to that, in 2001, he founded and served as the Chief Executive Officer of the Sony Music Group/Universal Music Group joint venture PressPlay, the first music subscription service which was subsequently acquired and renamed Napster.  Mr. Schuon was Executive Vice President and General Manager for Warner Bros Records from 1988 to 2000, and from 1992 to 1998, the Executive Vice President of Programming and Production for MTV, the music television cable channel, in the early days of its success. He is currently a member of the boards of directors for Teach for America and CoFoundersLab.

Bruce A. Cassidy is a member of our board of directors. He has been a member of our board of directors since 2020. In addition to his role on our board of directors, Mr. Cassidy currently serves on the boards for various companies, including as Chairman of the Board of each of Ultimate Gamer, Banyan Pediatric Care Centers, and Segmint. He serves as Chairman of the Sarasota Green Group, the Executive Chairman of each of CelebYou LLC and CelebYou Productions, and is on the board of directors of Selinsky Force LLC. He was also the founding investor and served on the board of directors of Ohio Legacy Corp. Previously, Mr. Cassidy was the founder and CEO of Excel Mining Systems from 1991 until its sale in 2007 to Orica Mining Services, and from 2008 to 2009, served as the President and CEO of one of its subsidiaries, Minora North & South Americas. He currently owns and operates The Concession Golf Club in Sarasota, Florida. We believe that Mr. Cassidy should serve as a member of our board of directors due to his extensive leadership and business experience in the entertainment and media industry and as a CEO of a large company, as well as his service on other boards of directors.

Term of Office

Our directors are appointed to hold office until resignation or removal from office by the affirmative vote of a majority of stockholders, in accordance with our bylaws. Our directors do not serve for a finite term. Our officers are appointed by our board of directors and hold office until removed by the board, subject to any employment agreements then in place.

Family Relationships

There are no family relationships among our directors or executive officers.

Delinquent Section 16(a) Reports

Information with respect to delinquent Section 16(a) reports is incorporated by reference to our information statement for the 2021 Annual Stockholders Meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Section 16(a) of the Exchange Act, as amended, requires our executive officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our Common Stock and other equity securities, on Forms 3, 4, and 5 respectively. Executive officers, directors, and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they filed. Based solely on a review of the copies of such forms furnished to the Company by its officers and directors, or the Company’s actual knowledge of transactions involving such officers and directors, the Company believes that all our officers, directors, and owners of ten percent or more of our common stock have not filed their required Forms 3,4, and 5. The Company intends to ensure to the best of its ability that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

Code of Ethics

We do not have a code of ethics at the present time, but we intend to adopt one as soon as we add more executive staff, and we have resources available.

No Committees of the Board of Directors; No Audit Committee Financial Expert

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions. Nor do we have an audit committee financial expert. Our directors believe that it is not necessary to have such committees at this time because the functions of such committees can be adequately performed by the board of directors due to the small size and current financial condition of the Company.

Our Company does not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Jon Niermann, at the address appearing on the first page of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Except as set out below, the information required by this item is incorporated by reference to our information statement for the 2021 Annual Stockholders Meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

As of the fiscal year ended December 31, 2020, we had no plans in place and had never maintained any plans that provided for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreements

Jon Niermann – Employment Agreement

The Company entered into an employment agreement with Jon Niermann, the Chief Executive Officer (the “CEO Employment Agreement”), effective as of March 1, 2021. Pursuant to the CEO Employment Agreement, the term of employment is three (3) years, renewable every three (3) years, unless terminated. Mr. Niermann is entitled to receive an annual base salary of $350,000 as well as discretionary bonuses as may be awarded from time to time by our board of directors, and he is entitled to an up-list bonus of $350,000 upon the listing of the Company’s common stock on a national securities exchange. Mr. Niermann is eligible to participate in all benefit plans that the Company offers to its executive officers, including any incentive compensation plans that the Company may offer.

The CEO Employment Agreement terminates upon death or disability and may be terminated by the Company with or without cause, and by Mr. Niermann with or without good reason (all as defined in the CEO Employment Agreement). If the CEO Employment Agreement is terminated upon the death or disability or Mr. Niermann, he will receive unpaid and accrued base salary through date of termination, unpaid and accrued bonus, and payment of pro rata portion of yearly bonus (if any). In addition, upon termination for disability, Mr. Niermann will receive 18 months’ severance.

If the Company terminates Mr. Niermann for cause or Mr. Niermann resigns without good reason, Mr. Niermann will receive only unpaid and accrued base salary through the date of termination and any unpaid and accrued bonus. Should Mr. Niermann be terminated without cause or resign with good reason, Mr. Niermann is entitled to receive unpaid and accrued base salary and unpaid and accrued bonus through termination of the CEO Employment Agreement, payment of pro rata portion of yearly bonus of at least one year’s base salary, a lump sum payment of 24 months’ salary, payment of his base salary for remaining term of the CEO Employment Agreement or a period of 12 months, whichever is longer, and full vesting of all stock grants.

If at any time during the term of the CEO Employment Agreement Mr. Niermann’s employment is terminated after a “Change of Control” (as defined in the CEO Employment Agreement), compensation is similar to that in a termination without cause or resignation for good reason. In addition, a lump sum payment of 10 times his base salary will be payable.

Mr. Niermann’s right to receive any severance benefit under the CEO Employment Agreement is subject to the execution and delivery to the Company of a general release of claims in substantially the form attached to the CEO Employment Agreement.

The CEO Employment Agreement contains customary non-compete, non-solicitation, and other restrictive covenants to which Mr. Niermann is subject during the term of his employment and for a 12-month period following termination for cause or resignation without good reason.

Liam McCallum – Employment Agreement

The Company entered into an employment agreement with Liam McCallum, the Chief Product and Technical Officer (the “CPTO Employment Agreement”), which is effective as of April 1, 2021. Pursuant to the CPTO Employment Agreement, the term of employment is three (3) years, renewable every three (3) years, unless terminated. Mr. McCallum is entitled to receive an annual base salary of $275,000 as well as discretionary bonuses as may be awarded from time to time by our board of directors, and he is entitled to an up-list bonus of $250,000 upon the listing of the Company’s common stock on a national securities exchange. Mr. McCallum is eligible to participate in all benefit plans that the Company offers to its executive officers, including any incentive compensation plans that the Company may offer.

The CPTO Employment Agreement terminates upon death or disability and may be terminated by the Company with or without cause, and by Mr. McCallum with or without good reason (all as defined in the CPTO Employment Agreement). If the CPTO Employment Agreement is terminated upon the death or disability or Mr. McCallum, he will receive unpaid and accrued base salary through date of termination, unpaid and accrued bonus, and payment of pro rata portion of yearly bonus (if any). In addition, upon termination for disability, Mr. McCallum will receive 6 months’ severance.

If the Company terminates Mr. McCallum for cause or Mr. McCallum resigns without good reason, Mr. McCallum will receive only unpaid and accrued base salary through the date of termination and any unpaid and accrued bonus. Should Mr. McCallum be terminated without cause or resign with good reason, Mr. McCallum is entitled to receive unpaid and accrued base salary and unpaid and accrued bonus through termination of the CPTO Employment Agreement, payment of pro rata portion of yearly bonus, a lump sum payment of 6 months’ salary, and full vesting of all stock grants.

In addition, if at any time during the term of the CPTO Employment Agreement Mr. McCallum’s employment is terminated subsequent to after a “Change of Control” (as defined in the Employment Agreement), compensation is similar to that in a termination without cause or resignation for good reason. In addition, a lump sum payment of two (2) times his base salary will be payable.

Mr. McCallum’s right to receive any severance benefit under the CPTO Employment Agreement is subject to the execution and delivery to the Company of a general release of claims in substantially the form attached to the CPTO Employment Agreement.

The CPTO Employment Agreement contains customary non-compete, non-solicitation, and other restrictive covenants to which Mr. McCallum is subject during the term of his employment and for a 12-month period following termination for cause or resignation without good reason.

Director Compensation

At the time of this filing, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the board of directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 14, 2021 the beneficial ownership of shares of common stock of our Company that is beneficially owned by:

-	each person, or group of affiliated persons, known by us to beneficially own more than 5% of any class of our voting securities;

-	each of our named executive officers;

-	each of our directors; and

-	all of our directors and executive officers as a group.

Information relating to beneficial ownership of the common stock by our principal stockholders and management is based upon each person’s information using “beneficial ownership” concepts under the Securities and Exchange Commission rules. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of April 14, 2021, are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, ownership consists of sole ownership, voting and investment rights, and the address for each stockholder listed is c/o Loop Media, Inc., 700 N. Central Ave., Suite 430, Glendale, CA 91203.

	Amount of Beneficial Ownership of Common Stock		Amount of Beneficial Ownership of Series A Convertible		Amount of Beneficial Ownership of Series B Convertible
			Preferred Stock (1)		Preferred Stock (2)
Name and Address of Beneficial Holder	Number of Shares Owned	Percent of Class	Number of Shares Owned	Percent of Class	Number of Shares Owned	Percent of Class
5% Stockholders
Dreamcatcher, LLC (3)	15,182,569	12.2%	—	—	—	—
1879 Hazelton Drive
Germantown, TN 38138
Running Wind, LLC (4)	15,182,569	12.2%	—	—	—	—
1879 Hazelton Drive
Germantown, TN 38138
Lighthouse Interactive, LLC	9,703,656	8.0%	—	—	—	—
Pieper Holding GMBH, Hertastr, 6
Berlin 14169
Germany
Mark Vrieling	6,078,794	5.0%	—	—	—	—
Shawn Driscoll (5)	6,356,409	5.2%	—	—	—	—
Jeffery Bahnsen (6)	—	—	20,000	65.2%	—	—
Randall Oser (7)	—	—	5,334	17.4%	—	—
Roger A. Tichenor (8)	—	—	5,333	17.4%	—	—
Named Executive Officers and Directors
Jon Niermann, Chief Executive Officer, Chairman & Director (9)	21,562,500	17.6%	—	0.0%	—	—
Liam McCallum, Chief Product and Technical Officer (10)	6,631,752	5.4%	—	0.0%	—	—
James J. Cerna, Jr., Chief Financial Officer (11)	1,533,334	1.3%	—	0.0%	—	—
Bruce A. Cassidy, Director (12)	3,694,849	3.0%	—	—	200,000	100.0%
Officers and Directors as a Group (5 persons)	34,359,935	26.5%	—	—	200,000	100.0%

(1)	Holders of Series A Convertible Preferred Stock are entitled to 100 non-cumulative votes per share on all matters submitted to a vote by shareholders of our common stock, including the election of directors, and all other matters as required by law, and each share of Series A Convertible Preferred Stock may be converted into 100 shares of common stock. As a result, on a vote per share basis, 30,667 shares of outstanding Series A Convertible Preferred Stock represent a 1.7% voting percentage on a fully diluted basis.

(2)	Holders of Series B Convertible Preferred Stock are entitled to 100 non-cumulative votes per share on all matters submitted to a vote by shareholders of our common stock, including the election of directors, and all other matters as required by law, and each share of Series B Convertible Preferred Stock may be converted into 100 shares of our Common stock. As a result, on a vote per share basis, 200,000 shares of outstanding Series B Convertible Preferred Stock represent a 10.9% voting percentage on a fully diluted basis.

(3)	Dreamcatcher, LLC’s beneficial ownership includes (i) 10,768,695 shares of common stock, (ii) 1,775,354 shares of common stock issuable upon exercise of warrants and (iii) 2,638,519 shares of common stock underlying a promissory note convertible into shares of common stock.

(4)	Running Wind, LLC’s beneficial ownership includes (i) 10,768,695 shares of common stock, (ii) 1,775,355 shares of common stock issuable upon exercise of warrants and (iii) 2,638,519 shares of common stock underlying a promissory note convertible into shares of common stock.

(5)	Mr. Driscoll’s beneficial ownership includes (i) 5,887,659 shares of common stock and (ii) 468,750 shares of common stock underlying options exercisable within 60 days of April 14, 2021.

(6)	Mr. Bahnsen’s beneficial ownership is comprised of 2,000,000 shares of common stock issuable upon conversion of 20,000 shares of Series A Convertible Preferred Stock, which would represent a 1.1% voting percentage on a fully diluted basis.

(7)	Mr. Oser’s beneficial ownership is comprised of 533,400 shares of common stock issuable upon conversion of 5,334 shares of Series A Convertible Preferred Stock, which would represent a 0.3% voting percentage on a fully diluted basis.

(8)	Mr. Tichenor’s beneficial ownership is comprised of 533,000 shares of common stock issuable upon conversion of 5,333 shares of Series A Convertible Preferred Stock, which would represent a 0.3% voting percentage on a fully diluted basis.

(9)	Mr. Niermann’s beneficial ownership includes (i) 20,000,000 shares of common stock held by Pioneer Productions, 420 8th Street, Huntington Beach, CA 92648, of which Mr. Niermann is the Director, and (ii) 1,562,500 shares of common stock underlying options exercisable within 60 days of April 14, 2021.

(10)	Mr. McCallum’s beneficial ownership includes (i) 4,000,000 shares of common stock held by 500 Limited, 13D Tak Lee Commercial Bldg., 113-117 Wanchai Road, Wanchai, HongKong, of which Mr. McCallum is the Owner and Chief Executive Officer, and (ii) 2,631,752 shares of common stock underlying options exercisable within 60 days of April 14, 2021.

(11)	Mr. Cerna’s beneficial ownership includes (i) 533,334 shares of common stock and (ii) 1,000,000 shares of common stock underlying options exercisable within 60 days of April 14, 2021.

(12)	Mr. Cassidy’s beneficial ownership includes (i) 960,000 shares of common stock, (ii) 68,182 shares of common stock issuable upon exercise of warrants, (iii) 20,000,000 shares of common stock issuable upon conversion of 200,000 shares of Series B Convertible Stock, all held by The Bruce A. Cassidy 2013 Irrevocable Trust dated June 18, 2013, an Ohio Legacy Trust, and (iv) 2,666,667 shares of common stock issuable upon exercise of warrants, which are held by Eagle Holdings Group, LLC of which Mr. Cassidy is the Senior Manager, together which would represent a 12.9% voting percentage on a fully diluted basis.

Change in Control

There are no existing arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information relating to our equity compensation plans under which our common stock is authorized for issuance as of December 31, 2020, as adjusted for stock splits:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders	16,897,865	$ 0.72	24,041,928

Equity compensation plans not approved by security holders	—	—	—

Total	16,897,865	$ 0.72	24,041,928

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Securities Exchange Commission rules require us to disclose any transaction since the beginning of our last fiscal year, or any currently proposed transaction, in which we are a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of our total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

The Company has borrowed funds for business operations from certain stockholders through convertible debt agreements and has remaining balances, including accrued interest amounting to $3,988,693 and $3,050,137 as of December 31, 2020 and 2019, respectively. The Company incurred interest expense for these convertible debentures in the amounts of $416,845 and $221,918 for the years ended December 31, 2020 and 2019, respectively. See the Company’s discussion under Note 13 – Convertible Debentures Payable in its financial statements included in Item 15 of this Annual Report.

As part of the reverse merger with Interlink Plus, Inc. on February 5, 2020, the Company assumed a $180,000 debt to Interlink’s controlling stockholder to whom the Company was also indebted in the amount of $1,000,000. The $180,000 debt plus accrued interest of $5,563 was retired as a part of the issuance of 2,666,667 warrants to purchase the Company’s common stock. The warrants were recorded at their fair value. See the Company’s discussion under Note 17 – Stock Options and Warrants in its financial statements included in Item 15 of this Annual Report. Because the transaction was a related party, any gain or loss is recorded and reported as a change to additional paid in capital (the effects of the transaction do not affect the Consolidated Statements of Operations). The Company incurred interest expense for these debentures in the amounts of $6,721 and $1,597 for the years ended December 31, 2020 and 2019, respectively.

Related Person Transaction Approval Policy

While we have no written policy regarding approval of transactions between us and a related person, our board of directors, as matter of appropriate corporate governance, reviews and approves all such transactions to the extent required by applicable rules and regulations. Generally, management would present any related person transactions proposed to be entered into by us to the board of directors for approval. Our board of directors may approve the transaction if it is deemed to be in the best interests of our stockholders and the Company.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system that has requirements that a majority of our board of directors be “independent” and, as a result, we are not at this time required to have our board of directors comprised of a majority of “Independent Directors.” Our board of directors currently has two (2) members, Jon Niermann and Bruce Cassidy. Mr. Niermann serves as our Chairman. Mr. Niermann is not “independent” within the definition of independence provided in the Marketplace Rules of The Nasdaq Stock Market and the independence requirements contemplated by Rule 10A-3 under the Exchange Act. We have not yet assessed whether Mr. Cassidy qualifies as independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants, Marcum LLP, for professional services rendered during the years ended December 31, 2020 and 2019, are set forth in the table below:

Fee Category	2020	2019
Audit fees (1)	$609,527	$143,450
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for services not associated with audit or tax.

Pre-Approval Practices and Procedures

Given the small size of our board of directors, our board of directors acts as our audit committee. Our board pre-approves all audit and permissible non-audit services, generally for up to one year. These services may include audit services, audit-related services, tax services, and other services. Our board may also approve particular services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No.	Exhibit Description

2.1

Agreement and Plan of Merger with Interlink Plus, Inc., Loop Media Acquisition, Inc. and Loop Media, Inc. dated January 3, 2020 (previously filed on January 6, 2020 as Exhibit 2.1 of the Current Report on Form 8-K)

2.2	Purchase Agreement by and between Interlink Plus, Inc. and Zixiao Chen, dated February 6, 2020 (previously filed on February 7, 2020 as Exhibit 2.2 of the Current Report on Form 8-K)

2.3	Plan of Merger between Interlink Plus, Inc. and Loop Media, Inc. dated May 22, 2020 (previously filed on June 11, 2020 as Exhibit 2.1 of the Current Report on Form 8-K)

2.4	Certificate of Ownership and Merger filed with the Delaware Secretary of State on June 8, 2020 (previously filed on June 11, 2020 as Exhibit 2.2 of the Current Report on Form 8-K)

2.5	Articles of Merger filed with the Nevada Secretary of State on June 9, 2020 (previously filed on June 11, 2020 as Exhibit 3.2 of the Current Report on Form 8-K)

2.6	Asset Acquisition Agreement by and between Loop Media, Inc., SPKR Inc. and PTK Investments, LLC (dba PTK Capital), in its capacity as the Seller Representative dated October 13, 2020 (previously filed on October 19, 2020 as Exhibit 2.1 of the Current Report on Form 8-K)

2.7	Share Purchase Agreement by and between Loop Media, Inc., Ithaca EMG Holdco LLC, and Ithaca Holdings, LLC, dated December 1, 2020 (previously filed on December 7, 2020 as Exhibit 2.1 of the Current Report on Form 8-K)

3.1	Articles of Incorporation, as amended to date (in the name of Interlink Plus, Inc., our name prior to our name change to Loop Media, Inc.)

3.2	Bylaws (previously filed on July 31, 2015 as Exhibit 3.3 of the Form S-1 Registration Statement)

3.3	Certificate of Designation of Interlink Plus, Inc. for Series B Convertible Preferred Stock (previously filed on February 7, 2020 as Exhibit 3.1 of the Current Report on Form 8-K)

4.1	Form of Warrant (previously filed on February 7, 2020 as Exhibit 4.1 of the Current Report on Form 8-K)

4.2	Form of First Amended and Restated Convertible Promissory Note (previously filed on February 7, 2020 as Exhibit 4.2 of the Current Report on Form 8-K)

4.3	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934

4.4	Form of Senior Secured Promissory Note

10.1	Restricted Stock Purchase Agreement by and between Interlink Plus, Inc. and Bruce A Cassidy 2013 Irrevocable Trust, dated February 5, 2020 (previously filed on February 7, 2020 as Exhibit 10.1 of the Current Report on Form 8-K)

10.2	Promissory Note made by Interlink Plus, Inc. in favor of Bruce Cassidy 2013 Irrevocable Trust, dated November 20, 2019 (previously filed on November 25, 2019 as Exhibit 99.1 of the Current Report on Form 8-K)

Exhibit No.	Exhibit Description
10.3	Loop Media, Inc. 2020 Equity Incentive Compensation Plan

10.4 10.5	Employment Agreement by and between Jon Niermann and Loop Media, Inc., effective March 1, 2021 Employment Agreement by and between Liam McCallum and Loop Media, Inc., effective April 1, 2021
10.6	Employment Agreement by and between Andy Schuon and Loop Media, Inc., effective April 1, 2021

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with or incorporated by reference in this Report.

Financial Statements

The following documents are filed as part of this Form 10-K, as set forth on the Index to Financial Statements found on page F-1.

•	Report of Independent Registered Public Accounting Firm (Marcum LLP)

•	Consolidated Balance Sheets as of December 31, 2020 and 2019

•	Consolidated Statements of Operations for the years ended December 31, 2020 and 2019

•	Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019

•	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

•	Notes to Consolidated Financial Statements

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Loop Media, Inc., a Nevada corporation
(Registrant)

By:	/s/ Jon Niermann
Jon Niermann
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James Cerna
James Cerna
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon Niermann
Jon Niermann	Chief Executive Officer, Chairman and Director	April 15, 2021

/s/ Bruce Cassidy
Bruce Cassidy	Director	April 15, 2021

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LOOP MEDIA, INC. AUDITED CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Loop Media, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loop Media, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a working capital deficiency, has incurred recurring losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

Houston, Texas

April 15, 2021

LOOP MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2020	As of December 31, 2019
ASSETS
Current assets
Cash	$838,161	$1,011,445
Accounts receivable, net of allowance of $62,154 and $0	669,679	673,971
Inventory	90,300	28,395
Prepaid expenses and other current assets	64,765	13,697
Prepaid income tax	21,689	118,283
License content assets - current	1,723,569	—
Operating lease right-of-use assets - current	148,536	155,868
Note receivable - current	10,215	10,215
Total current assets	3,566,914	2,011,874
Non-current assets
Deposits	15,649	19,831
License content assets - non current	371,041	—
Equipment, net	24,146	28,027
Operating lease right-of-use assets	198,539	347,076
Intangible assets, net	3,169,266	1,128,555
Note receivable	96,498	102,318
Equity method investments	1,613,479	—
Goodwill	583,086	583,086
Total non-current assets	6,071,704	2,208,893
Total assets	$9,638,618	$4,220,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$964,276	$1,044,795
Payable on acquisition	250,125	250,125
License content liabilities - current	1,251,500	—
Loans payable	—	1,000,000
Note payable - current	314,829	—
Deferred Income	128,622	116,440
Convertible debt related party - current, net of unamortized discount of $601,979 and $0 as of December 31, 2020 and 2019, respectively	279,705	—
Convertible debt - current, net of unamortized discount of $6,196 and $0 as of December 31, 2020 and 2019, respectively	393,943	—
Lease liability - current	145,271	147,458
Total current liabilities	$3,728,271	$2,558,818

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC.

CONSOLIDATED BALANCE SHEETS (CONT.)

	As of December 31, 2020	As of December 31, 2019
Non-current liabilities
Convertible debt - related party, net of unamortized discount of $1,876,783 and $2,360,898 as of December 31, 2020 and December 31, 2019, respectively	$1,223,768	$639,102
Convertible debt, net of unamortized discount of $11,883 and $24,291 as of December 31, 2020 and December 31, 2019, respectively	160,165	588,852
Note payable - non-current	258,671	—
License content liabilities - non current	385,000	—
Lease liability	208,625	360,369
Total non-current liabilities	$2,236,229	$1,588,323
Total liabilities	$5,964,500	$4,147,141

Commitments and contingencies (Note 14)	—	—

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred stock, $0.0001 par value, 3,333,334 shares authorized, 200,000 and 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively. Liquidation preference of $1.00 per share before any payment to Series A Preferred or Common stock	20	—
Series A Convertible Preferred stock, $0.0001 par value, 666,667 shares authorized, 30,667 and 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively. Liquidation preference of $0.10 per share.	3	—
Common Stock, $0.0001 par value, 316,666,667 and 126,666,667 shares authorized, 118,128,008 and 101,882,647 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	11,813	10,188
Common stock subscribed and not yet issued	485,144	150,144
Additional paid in capital	44,721,282	26,038,546
Accumulated deficit	(41,544,144)	(26,125,252)
Total stockholders’ equity	3,674,118	73,626
Total liabilities and stockholders’ equity	$9,638,618	$4,220,767

 See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2020	2019
Revenue	$2,794,081	$3,381,121
Cost of revenue	1,109,379	913,843
Gross Profit	1,684,702	2,467,278

Operating expenses
Selling, general and administrative	9,700,994	6,112,338
Impairment of intangibles	2,390,799	6,350,000
Total operating expenses	12,091,793	12,462,338
Loss from operations	(10,407,091)	(9,995,060)

Other income (expense)
Interest income	6,552	5,235
Interest expense	(1,135,603)	(964,081)
Gain on settlement of obligation	13,900	192,557
Loss on settlement of obligation	(15,000)	(493,601)
Loss on extinguishment of debt	—	(258,417)
Inducement expense	(3,793,406)	—
Other income	10,000	3,225
Total other income (expense)	(4,913,557)	(1,515,082)
Income tax expense	98,244	1,600
Net loss	$(15,418,892)	$(11,511,742)
Deemed dividend	(3,800,000)	—
Net loss attributable to common stockholders	$(19,218,892)	$(11,511,742)

Basic and diluted net loss per common share	$(0.17)	$(0.11)

Weighted average number of common shares outstanding	112,699,040	106,009,013

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED December 31, 2020 and 2019

1 for 1.5 share reverse stock split reflected for all years presented

	Common Stock at $0.0001 par		Common Stock - Class A at $0.0001 par		Common Stock - Class B at $0.0001 par		Preferred Stock - Series A at $0.0001 par		Preferred Stock - Class B at $0.0001par		Stock Payable		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Class A	Class B	Capital	Deficit	Total
Balance, December 31, 2018	—	$—	50,907,418	5,091	9,755,304	976	—	—	—	$—	$92,000	$1,890,000	$15,191,173	$(14,613,510)	$2,565,730
Shares issued for cash	—	—	1,377,333	137	45,127	4	—	—	—	—	—	—	546,349	—	546,491
Shares to be issued	—	—	—	—	—	—	—	—	—	—	150,144	—	—	—	150,144
Issuance of common stock subscribed	—	—	138,387	14	—	—	—	—	—	—	(92,000)	—	91,986	—	—
Shares issued for consulting fees	—	—	—	—	2,800,000	280	—	—	—	—	—	(1,890,000)	1,889,720	—	—
Shares issued for settlement with former employees	—	—	—	—	1,866,667	187	—	—	—	—	—	—	1,240,773	—	1,240,960
Shares issued for debt settlement	—	—	—	—	37,605	4	—	—	—	—	—	—	24,996	—	25,000
Warrants excercised	—	—	—	—	18,021,472	1,802	—	—	—	—	—	—	25,231	—	27,033
Shares issued for asset purchases	—	—	15,333,333	1,533	1,600,000	160	—	—	—	—	—	—	6,348,307	—	6,350,000
Beneficial conversion feature of convertible debt	—	—	—	—	—	—	—	—	—	—	—	—	140,248	—	140,248
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	55,796	—	55,796
Warrants issued to consultant	—	—	—	—	—		—	—	—	—	—	—	483,967	—	483,967
Class A and B common shares merged into one class	101,882,647	10,188	(67,756,472)	(6,775)	(34,126,175)	(3,413)	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,511,742)	(11,511,742)
Balance, December 31, 2019	101,882,647	10,188	—	—	—	—	—	—	—	—	150,144	—	26,038,546	(26,125,252)	73,626
Shares issued for cash	3,933,333	393	—	—	—	—	—	—	—	—	—	—	3,959,607	—	3,960,000
Cash received for common stock subscribed	—	—	—	—	—	—	—	—	—	—	350,000	—	—	—	350,000
Issuance of common stock subscribed	40,000	4	—	—	—	—	—	—	—	—	(15,000)	—	14,996	—	—
Shares issued for consulting fees	4,000,000	400	—	—	—	—	—	—	—	—	—	—	1,499,600	—	1,500,000
Shares issued in conjunction with reverse merger	5,168,931	517	—	—	—	—	30,667	3	—	—	—	—	(264,497)	—	(263,977)
Shares issued for cash	—	—	—	—	—	—	—	—	100,000	10	—	—	4,799,990	—	4,800,000
Shares issued in conjunction with debt settlement	—	—	—	—	—	—	—	—	100,000	10	—	—	4,799,990	—	4,800,000
Warrants issued for settlement of debt to related party	—	—	—	—	—	—	—	—	—	—	—	—	185,563	—	185,563
Deemed Dividend	—	—	—	—	—	—	—	—	—	—	—	—	(3,800,000)	—	(3,800,000)
Shares issued for asset purchase	1,369,863	137	—	—	—	—	—	—	—	—	—	—	2,671,096	—	2,671,233
Beneficial conversion feature of convertible debt	—	—	—	—	—	—	—	—	—	—	—	—	750,000	—	750,000
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	450,286	—	450,286
Warrants issued to consultant	—	—	—	—	—	—	—	—	—	—	—	—	492,000	—	492,000
Shares issued for debt settlement	97,891	10	—	—	—	—	—	—	—	—	—	—	194,793	—	194,803
Shares issued for license content assets	1,180,880	118	—	—	—	—	—	—	—	—	—	—	2,065,878	—	2,065,996
Shares issued for equity investment in unconsolidated entity	454,463	46	—	—	—	—	—	—	—	—	—	—	863,434	—	863,480
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,418,892)	(15,418,892)
Balance, December 31, 2020	118,128,008	11,813	—	—	—	—	30,667	3	200,000	$20	$485,144	—	$44,721,282	$(41,544,144)	$3,674,118

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,418,892)	$(11,511,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	893,139	221,214
Amortization of debt discount	638,349	629,315
Amortization of right-of-use assets	135,044	227,871
Bad debt expense	62,154	—
Gain on settlement of obligations	(13,900)	(192,557)
Loss on extinguishment of debt	—	258,417
Loss on settlement of obligations	15,000	493,601
Stock-based compensation	2,442,286	1,296,756
Loss on impairment	2,390,799	6,350,000
Inducement expense	3,793,406	—
Change in operating assets and liabilities:
Accounts receivable	(57,861)	(54,863)
Prepaid income tax	96,594	(118,283)
Inventory	(61,905)	(15,823)
Prepaid expenses	(46,886)	109,332
Accounts payable and accrued liabilities	158,930	372,567
Income tax payable	—	(800)
License contract asset	(839,000)	—
Operating lease liabilities	(133,107)	(222,988)
Deferred income	12,183	(38,528)
CASH USED IN OPERATING ACTIVITIES	(5,933,667)	(2,196,511)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(7,847)	(25,773)
Cash paid on equity investment	(750,000)	—
Repayment of note receivable	5,820	5,595
CASH USED IN INVESTING ACTIVITIES	(752,027)	(20,178)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Class A Shares	—	516,491
Cash paid on acquisition	—	(2,149,875)
Proceeds from issuance of Class B Shares	—	30,000
Proceeds from issuance of common stock	3,960,000	—
Proceeds from issuance of preferred stock	1,000,000	—
Proceeds from loans	573,500	1,000,000
Proceeds from stock payable	350,000	15,000
Proceeds from issuance of convertible debt	750,000	326,143
Repayment of stockholder loans	(40,956)	(348,286)
Share issuance costs	(80,134)	—
CASH PROVIDED FOR (USED IN) FINANCING ACTIVITIES	6,512,410	(610,527)

Change in cash and cash equivalents	(173,284)	(2,827,216)
Cash, beginning of the year	1,011,445	3,838,661
Cash, end of the year	$838,161	$1,011,445

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

	Years ended December 31,
	2020	2019
Supplemental Disclosures
Cash paid for taxes	—	120,679
Cash paid for interest	287,035	50,000
Non-Cash Transactions
Common stock issued to acquire intangible assets	2,671,233	6,350,000
Right-of-use assets upon adoption of ASC 842	—	444,112
Addition of new leases accounted for under ASC 842	—	286,703
Assumption of office lease by related party	20,825	—
Beneficial conversion feature as debt discount	750,000	29,967
Stock payable for settlement of obligations	—	135,144
Shares issued for debt settlement	—	25,000
Warrants exercised for settlement of obligations	—	27,032
Common stock issued for license content assets	2,260,799	—
Common stock issued for shares subscribed	15,000	1,982,000
Assumption of debt with related party as part of reverse merger	183,842	—
Warrants issued to extinguish debt with related party	185,563
Common shares issued in connection with reverse merger	517
Preferred stock issued in connection with reverse merger	3
Deemed dividend	3,800,000	—
Preferred shares issued for debt settlement	1,006,594	—
Accrued interest rolled into convertible note	232,235	—
Common stock issued for equity investment in unconsolidated entity	863,480	—

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

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

Pursuant to the Merger Agreement, the Company acquired 100% of the outstanding shares of Loop in exchange for 152,823,970 shares of the Company’s common stock at an exchange ratio of 1:1. Loop was incorporated on May 18, 2016 under the laws of the State of Delaware. As a result of such acquisition, the Company’s operations now are focused on premium short-form video for businesses and consumers.

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

In 2019 Loop owned 100% of the capital stock of two companies that make up ScreenPlay. ScreenPlay was a combination of ScreenPlay, Inc. (“SPI”), a state of Washington corporation incorporated in 1991, and SPE, Inc. (“SPE”), a state of Washington corporation incorporated in 2008. ScreenPlay provided customized audiovisual environments that supported integrated brand strategies for clients in the retail, hospitality, and business services markets, and for online content providers.

On January 24, 2020 the Company merged SPE with and into the Company. The certificate of merger was issued by the State of Washington on January 24, 2020 and the certificate of ownership and merger was issued by the State of Delaware on January 24, 2020. For accounting purposes, Loop was the surviving entity. The transaction was accounted for as a recapitalization of Loop pursuant to which Loop was treated as the accounting acquirer, surviving and continuing entity although the Company is the legal acquirer. The Company did not recognize goodwill or any intangible assets in connection with the Merger. Accordingly, the Company’s historical financial statements are those of Loop and its wholly-owned subsidiary, ScreenPlay, immediately following the consummation of this reverse merger transaction.

On June 8, 2020, a 1 for 1.5 reverse stock split of the Company’s common stock became effective. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively adjusted for the effects of the reverse split for all periods presented.

Going concern and management’s plans

As of December 31, 2020, the Company had cash of $838,161 and an accumulated deficit of $41,544,144. During the year ended December 31, 2020, the Company used net cash in operating activities of $5,933,667. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of these consolidated financial statements.

The Company’s primary source of operating funds since inception has been cash proceeds from debt and equity financing transactions. The ability of the Company to continue as a going concern is dependent upon its ability to generate sufficient revenue and its ability to raise additional funds by way of its debt and equity financing efforts.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s further implementation of the Company’s on-going and strategic plans, which include continuing to raise funds through equity and/or debt raises. Should the Company be unable to raise adequate funds, certain aspects of the on-going and strategic plans may require modification. Management is in the process of identifying sources of capital via strategic partnerships, debt refinancing and equity investments through one or more private placements.

COVID-19

The continuing spread of COVID-19 around the world is affecting the United States and global economies and has affected our operations and those of third parties on which we rely, including disruptions in staffing, order fulfillment and demand for product. In addition, the COVID-19 pandemic has and may continue to affect our revenue significantly. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The continuing impact of the COVID-19 pandemic is highly uncertain and subject to change.

The Company experienced a 17% decline in revenues for the fiscal year ended December 31, 2020 as compared to the year ended December 31, 2019, which was related to business closures of key customers. During fiscal 2020, we implemented certain mitigation measures such as temporary salary reductions, staff reductions and other cost cutting activities.

As COVID-19 continues to evolve, the extent to which the coronavirus impacts operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. The Company continues to monitor the pandemic and, the extent to which the continued spread of the virus adversely affects our customer base and therefore revenue. As the COVID-19 pandemic is complex and rapidly evolving, the Company’s plans as described above may change. At this point, the Company cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on the business, results of operations, financial position, and cash flows.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Screenplay. These consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”). All inter-company transactions and balances have been eliminated on consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include assumptions used in the fair value of stock-based compensation, the fair value of other equity and debt instruments, fair value of intangible assets, recoverability of license content assets, and useful lives of assets.

Business combinations

The Company accounts for business acquisitions under Accounting Standards Codification (“ASC”) 805, Business Combinations. The total purchase consideration for an acquisition is measured as the fair value of the assets given, equity instruments issued and liabilities assumed on the acquisition date. Costs that are directly attributable to the acquisition are expenses as incurred. Identifiable assets (including intangible assets), liabilities assumed (including contingent liabilities) and noncontrolling interests in an acquisition are measured initially at their fair values on the acquisition date. The Company recognizes goodwill if the fair value of the total purchase consideration and any noncontrolling interest is in excess of the net fair value of the identifiable assets and the liabilities assumed. The results of operations of the acquired business are included in the consolidated financial statements beginning on the acquisition date.

Cash

Cash and cash equivalents include all highly liquid monetary instruments with original maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits. The Company has not experienced any loses on such accounts. At December 31, 2020 and 2019, the Company had no cash equivalents.

As of December 31, 2020, and 2019, approximately $490,775 and $489,774 of cash exceeded the FDIC insurance limits, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Accounts receivable

Accounts receivable represent amounts due from customers. The Company assesses the collectability of receivables on an ongoing basis. A provision for the impairment of receivables involves significant management judgement and includes the review of individual receivables based on individual customers, current economic trends and analysis of historical bad debts. As of December 31, 2020 and 2019, the Company had recorded an allowance for doubtful accounts of $62,154 and $0, respectively.

Concentration of credit risk

The Company grants credit in the normal course of business to its customers. Periodically, the Company reviews past due accounts and makes decisions about future credit on a customer by customer basis. Credit risk is the risk that one party to a financial instrument will cause a loss for the other party by failing to discharge an obligation.

The Company’s concentration of credit risk was not significant as of December 31, 2020 and 2019.

Inventory

Inventories are valued at the lower of cost or net realizable value. The Company purchases inventory from a vendor and all inventory purchased is deemed finished goods. Cost is determined using the first-in-first-out basis for finished goods. Net realizable value is determined on the basis of anticipated sales proceeds less the estimated selling expenses. Management compares the cost of inventories with the net realizable value and an allowance is made to write down inventories to net realizable value, if lower. As of December 31, 2020 and 2019, the Company has recorded no valuation allowance.

Prepaid expenses

Expenditures paid in one accounting period which will not be consumed until a future period such as insurance premiums and annual subscription fees are accounted for on the balance sheet as a prepaid expense. When the asset is eventually consumed, it is charged to expense.

License Content Asset

On January 1, 2020, the Company adopted the guidance in ASU 2019-02, Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials, on a prospective basis. The Company capitalizes the fixed content fees and its corresponding liability when the license period begins, the cost of the content is known, and the content is accepted and available for streaming. If the licensing fee is not determinable or reasonably estimable, no asset or liability is recorded, and licensing costs are expenses as incurred. The Company amortizes licensed content assets into cost of revenue, using the straight-line method over the contractual period of availability. The liability is paid in accordance with the contractual terms of the arrangement.

Equity method investments

The Company accounts for investments in unconsolidated entities under the equity method of accounting if it could exercise significant influence over the operating and financial policies of an entity but does not have a controlling financial interest. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments are reported under the line-item captioned equity method investment income in our Consolidated Statements of Operations. The carrying value of our equity method investments is reported in equity method investments in the Consolidated Balance Sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Variable interest entities (“VIE”)

Variable interests are contractual, ownership or other monetary interests in an entity that change with fluctuations in the fair value of the entity’s net assets exclusive of variable interests. A VIE can arise from items such as lease agreements, loan arrangements, guarantees or service contracts. An entity is a VIE if (a) the entity lacks sufficient equity or (b) the entity’s equity holders lack power or the obligation and right as equity holders to absorb the entity’s expected losses or to receive its expected residual returns.

If an entity is determined to be a VIE, the entity must be consolidated by the primary beneficiary. The primary beneficiary is the holder of the variable interests that has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, the Company must identify which activities most significantly impact the VIE’s economic performance and determine whether it, or another party, has the power to direct those activities. As of December 31, 2020, and 2019, the Company had no investments that qualify as VIE.

Goodwill and other intangible assets

Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill and other intangible assets determined to have an indefinite useful life are not amortized but are subject to impairment tests. The Company conducts its annual impairment tests as of December 31 of each year or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

When evaluating goodwill and indefinite-lived intangible assets for impairment, the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit or the intangible asset is more-likely-than-not greater than the carrying amount. Significant factors considered in this assessment include, but are not limited to, macro-economic conditions, market and industry conditions, cost considerations, the competitive environment, overall financial performance, and results of past impairment tests. If, based on a review of the qualitative factors, the Company determines it is more-likely-than-not that the fair value is greater than the carrying value, the Company may bypass a quantitative test for impairment.

In performing the quantitative test for impairment of goodwill, the Company compares the fair value of each reporting unit with it carrying amount, including goodwill, in order to identify a potential impairment. Measurement of the fair value of a reporting unit is based on a fair value measure using the sum of the discounted estimated future cash flows. Estimates of forecasted cash flows involve measurement uncertainty, and it is therefore possible that reductions in the carrying value of goodwill may be required in the future because of changes in management’s future cash flow estimates. When the fair value of a reporting unit is less than it carrying amount, goodwill of the reporting unit is considered to be impaired. Effective January 1, 2020, the Company adopted the guidance in Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment, which measures impairment amount as the excess of a reporting unit’s carrying amount over its fair value as determined by the quantitative test. The Company’s analysis indicated that no impairment occurred in the carrying amount of the goodwill for the years ended December 31, 2020 and 2019.

The Company measures impairment of indefinite-lived intangible assets, which consist of brand name, based on projected discounted cash flows. The Company also re-evaluates the useful life of the brand name to determine whether events and circumstances continue to support an indefinite useful life. For the year ended December 31, 2020, the Company recorded an impairment of $130,000 on brand name. There was no impairment in the carrying amount of the indefinite-lived intangibles assets for the year ended December 31, 2019.

Property and equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life. The capitalization policy for the company is to capitalize property and equipment purchases greater than $3,000. Expenditures for maintenance and repairs are expensed as incurred. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in earnings. See below for estimated useful lives:

Equipment	5 years
Software	3 years

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Operating leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included on the face of the consolidated balance sheet.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. For lease agreements with terms less than 12 months, the Company has elected the short-term lease measurement and recognition exemption, and it recognizes such lease payments on a straight-line basis over the lease term.

Long-lived assets

The Company evaluates the recoverability of long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner that an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if their carrying amount is not recoverable through the undiscounted cash flows. The impairment loss is based on the difference between the carrying amount and estimated fair value as determined by discounted future cash flows. The Company’s finite long-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to nine years. There was $2,390,799 impairment recorded (see Note 6 and see Note 8) for the year ended December 31, 2020. For the year ended December 31, 2019, the Company recorded an impairment of $6,350,000 for the intellectual property it acquired in 2019.

Fair value measurement

The company determines the fair value of its assets and liabilities using a hierarchy established by the accounting guidance that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). The three levels of valuation hierarchy are defined as follows:

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

The carrying amount of the Company’s financial instruments, including cash, accounts receivable, deposits, short-term portion of notes receivable and notes payable, and current liabilities approximate fair value due to their short-term nature. The Company does not have financial assets or liabilities that are required under the U.S. GAAP to be measured at fair value on a recurring basis. The Company has not elected to use fair value measurement option for any assets or liabilities for which fair value measurement is not presently required.

The Company records assets and liabilities at fair value on nonrecurring basis as required by the U.S. GAAP. Assets recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis include items such as property and equipment, operating lease assets, goodwill, and other intangible assets, which are measured at fair value if determined to be impaired.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Convertible debt and beneficial conversion features

The Company evaluates embedded conversion features within convertible debt under ASC 815, Derivatives and Hedging, to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20, Debt with Conversion and Other Options, for consideration of any beneficial conversion features.

Advertising costs

The Company expenses all advertising costs as incurred. Advertising and marketing costs for the year ended December 31, 2020 and 2019 were $379,487 and $44,977, respectively.

Revenue recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from delivery of streaming services, delivery of subscription content services in customized formats, and delivery of hardware and ongoing content delivery through software and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s consolidated financial statements for the cumulative impact of applying this new standard, therefore there was no cumulative effect adjustment required.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company expects to receive in exchange for those products. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of the Company’s products and services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation of the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

Performance obligations and significant judgments

The Company’s revenue streams can be categorized into the following performance obligations and recognition patterns:

◌	Delivery of streaming services including content encoding and hosting. The Company recognizes revenue over the term of the service based on bandwidth usage.
◌	Delivery of subscription content services in customized formats. The Company recognizes revenue over the term of the service.
◌	Delivery of hardware for ongoing subscription content delivery through software: The Company recognizes revenue at the point of hardware delivery.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The following table represents revenue by category for the years ended December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Content and streaming services	$1,402,018	$1,693,921
Content subscription services	1,225,005	1,498,663
Hardware for ongoing subscription content	167,058	188,537
Total revenue	$2,794,081	$3,381,121

Customer acquisition costs

The Company records commission expense associated with subscription revenue. Commissions are included in operating expenses. The Company has elected the practical expedient that allows the Company to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less.

Cost of revenue

Cost of revenue represents the cost of the delivered hardware and related bundled software and is recognized at the time of sale. For ongoing licensing and hosting fees, cost of sales is recognized over time based on usage patterns.

Deferred income

The Company bills subscription services in advance of when the service period is performed. The deferred income recorded at December 31, 2020 and 2019, represents the Company’s accounting for the timing difference between when the subscription fees are received and when the performance obligation is satisfied.

Net loss per share

The Company accounts for net loss per share in accordance with ASC subtopic 260-10, Earnings Per Share (“ASC 260-10”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares.

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator.

The following securities are excluded from the calculation of weighted average diluted shares at December 31, 2020 and 2019, respectively, because their inclusion would have been anti-dilutive.

	December 31,	December 31,
	2020	2019
Options to purchase common stock	8,312,306	5,812,307
Warrants to purchase common stock	8,585,558	5,550,709
Series A preferred stock	3,066,700	—
Series B preferred stock	20,000,000	—
Convertible debentures	7,079,622	6,513,444
Total common stock equivalent	47,044,186	17,876,460

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Cost of revenue

Cost of revenue represents the cost of delivered hardware and bundled software and is recognized at the time of sale. For ongoing licensing and hosting fees, cost of sales is recognized over time based on usage patterns.

Shipping and handling costs

A shipping and handling fee is charged to customers and recorded as revenue at the time of sale. The associated cost of shipping and handling is recorded as a cost of revenue at the time of service.

Income taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented.

Stock-based compensation

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The Company measures the fair value of the share-based compensation issued to non-employees using the stock price observed in the trading market (for stock transactions) or the fair value of the award (for non-stock transactions), which were more reliably determinable measures of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Recently adopted accounting pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU assets”) asset and a lease liability for all leases with terms greater than 12 months and requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases. After the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842”. On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840, Leases. The standard had a material impact on the Company’s consolidated balance sheet but did not have a significant impact on the Company’s consolidated net income and cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. For leases that commenced before the effective date of ASC 842, the Company elected the permitted practical expedients to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company also elected to exclude leases with a term of 12 months or less in the recognized ROU assets and lease liabilities, when the likelihood of renewal is not probable.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The guidance should be applied prospectively. The Company adopted the standard effective January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address a specific consequence of the Tax Cuts and Jobs Act by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act’s reduction of the U.S. federal corporate income tax rate. The Company adopted this ASU on January 1, 2019 on a prospective basis.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted ASU 2018-07 prospectively as January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). The ASU is effective for public entities for fiscal years beginning after December 15, 2019. The Company has not historically had any transfers between Level 1 and Level 2 or assets or liabilities measured at fair value under Level 3. The Company adopted the standard effective January 1, 2020 with no material effect on its financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangements that is a Service Contract. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU is effective for interim and annual periods beginning after December 15, 2019. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements.

In March 2019, the FASB issued ASU 2019-02, Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment— Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials, in order to align the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. ASU 2019-02 also requires that an entity reassess estimates of the use of a film in a film group and account for any changes prospectively. In addition, ASU 2019-02 requires that an entity test films and license agreements for program material for impairment at a film group level when the film or license agreements are predominantly monetized with other films and license agreements. The ASU is effective for interim and annual periods beginning after December 15, 2019. The Company deemed the license agreement guidance applicable for broadcasters, and so adopted the guidance in ASU 2019-02 prospectively on January 1, 2020. Content assets are predominantly monetized as a group and therefore are reviewed in aggregate at a group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized cost. The Company reviews various qualitative factors and indicators to assess whether the group asset is impaired.

Accounting standards issued but not yet effective

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2022. While the Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements, it does not expect the adoption to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for periods beginning after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

NOTE 3. ACQUISITIONS AND EQUITY INVESTMENTS

Asset purchase from Spkr Inc.

On October 13, 2020, the Company acquired from Spkr Inc., a Delaware corporation, assets that included technology (Spkr.com website, internet domain name and a mobile application available in the Apple Inc. IOS Store as Spkr: Curated Podcast Radio), trade names and customers. The Spkr Inc. provides short-form feeds of podcasts and other curated audio, providing content organized into different channels, personalized audio feed built from a listener’s chosen content as well as an always-on, continuously updating, living playlist.

The purchase price for the acquired assets consisted of consideration of 1,369,863 shares of the Company’s common stock, par value $0.0001 per share, valued at $2,671,233.  The cost of the single asset acquisition is $2,671,233 (see Note 8).

Equity investment in EON Media Group

On December 1, 2020, the Company acquired from Ithaca EMG Holdco LLC (Ithaca) 1,350 ordinary shares and 1,084 preference shares issued by EON Media Group Pte. Ltd (EON Media Group). The transaction resulted in Company acquiring a 20% equity interest in EON Media Group, a privately held company incorporated in Republic of Singapore. As a result of transaction, Ithaca became a stockholder of the Company and its executives will serve as advisors providing input on strategic focus and growth initiatives. EON Media Group is an entertainment company focused on producing syndicated content and providing specialist entertainment advisory and agency services for music festival, brands, and artists. The purchase price consideration for the acquired shares consisted of $750,000 in cash and 454,463 shares of the Company’s common stock, par value $0.0001 per share, valued at $863,480. The carrying value of the investment as of December 31, 2020 was $1,613,479; and was $1,649,643 higher than its interest in the investee’s underlying net assets. This basis difference of $1,649,643 relates to goodwill recognized upon acquisition of the Company’s interest in Eon Media Group. This goodwill is not amortized. No dividends or material income were recorded for one month ended December 31, 2020.

Company did not have any acquisitions or investments during the year ended December 31, 2019.

NOTE 4 – INVENTORY

The Company’s inventory consisted of the following on December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Computers	$6,195	$8,623
Hasp keys	0	2,240
Loop player	84,105	17,532
Total inventory	$90,300	$28,395

Finished goods are $90,300 and $28,395 as of December 31, 2020 and 2019, respectively. Inventories were valued at the lower of cost or net realizable value. Cost is determined using the first-in-first-out basis for finished goods. Differences between lower of cost or net realizable value were not significant. The Company recorded $0 for inventory obsolescence as of December 31, 2020 and 2019, respectively.

NOTE 5 – NOTE RECEIVABLE

On December 23, 2014, SPI entered a promissory note receivable whereby it advanced $137,860 to Lodestar Entertainment, LLC. This note bears interest at 4% per annum and is collected in monthly installments of $851, including both interest and principal and has a maturity date of July 1, 2034. Interest earned for the years ended December 31, 2020 and 2019 was $4,805 and $4,802, respectively.

	December 31,	December 31,
	2020	2019
Current portion	$10,215	$10,215
Long-term portion	96,498	102,318
Total note receivable	$106,713	$112,533

NOTE 6 – LICENSE CONTENT ASSETS

License Content Assets

To stream video content to the users, the Company generally secures intellectual property rights to such content by obtaining licenses from, and paying royalties or other consideration to, rights holders or their agents. The licensing arrangements can be for a fixed fee, variable fee, or combination of both. The licensing arrangements specify the period when the content is available for streaming. The license content assets are two years in duration and include prepayments to distributors for customer subscription revenues, per play usage fees, and ad supported fees.

As of December 31, 2020, license content assets were $1,723,569 recorded as License content asset, net – current and $371,041 recorded as License content asset, net – noncurrent. Payments for content, including additions to content assets and the changes in related liabilities of $839,000, were classified within Net cash provided by operating activities on the consolidated statements of cash flows. As of December 31, 2020, the corresponding liability was included in License content liabilities – current for $1,251,500 and License content liabilities – noncurrent for $385,000. The Company issued common shares capitalized as License content asset and the Company subsequently deemed the equity portion of the consideration paid was not recoverable and not recoupable and therefore impaired the License content asset for the value of the capitalized shares for $2,260,799 as of December 31, 2020.

The Company recorded amortization expense of $380,890 and $0 for the years ended December 31, 2020 and 2019, respectively, in cost of revenue, in the consolidated statements of operations, related to capitalized license content assets. The Company recorded licensed content asset of $2,094,610, net of $2,260,799 impairment expense, and net of $380,890 amortization expense. The amortization expense for the next two years for capitalized license content assets as of December 31, 2020 is $1,237,750 in 2021, and $856,860 in 2022.

License Content Liabilities

At December 31, 2020, the Company had $1,636,500 of obligations comprised of $1,251,500 in License content liability – current and $385,000 in License content liability – noncurrent on the Consolidated Balance Sheets. The expected timing of payments for these content obligations is $1,251,500 payable in 2021 and $385,000 payable in 2022. Certain contracts provide for recoupment of payments on minimum obligations during the term of the contracts.

NOTE 7 – PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following as of December 31, 2020 and 2019   :

	December 31,	December 31,
	2020	2019
Equipment	$464,456	$456,610
Software	53,450	53,450
	517,906	510,060
Less: accumulated depreciation	(493,760)	(482,033)
Total, equipment net	$24,146	$28,027

Depreciation expense charged to operations amounted to $11,727 and $9,769 respectively, for the years ended December 31, 2020 and 2019.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2020, and 2019, the balance of goodwill was $583,086 and $583,086, respectively.

The Company’s other intangible assets, each definite lived assets, consisted of the following as of December 31, 2020 and 2019:

		December 31,	December 31,
	Useful life	2020	2019
Software acquired as intellectual property	not applicable $	$—	$6,350,000
Screenplay brand	not applicable	130,000	130,000
Customer relationships	nine years	1,012,000	1,012,000
Content library	two years	198,000	198,000
Technology	two years	2,671,233	—
Total intangible assets, gross		4,011,233	7,690,000
Less: Impairment of intangible assets		(130,000)	(6,350,000)
Less: accumulated amortization		(711,967)	(211,445)
Total intangible accumulated amortization		(841,967)	(6,561,445)
Total intangble assets, net		$3,169,266	$1,128,555

In October 2020, the Company acquired from Spkr Inc. assets that consisted of single asset acquisition of $2,671,233 in technology (see Note 3) with a useful life of 2 years.

During 2019, the Company acquired intellectual property valued at $6,350,000 in exchange for issuance of Class B common shares. As of December 31, 2019, the Company fully impaired the intellectual property and recognized a loss on impairment of $6,350,000.

Amortization expense charged to operations amounted to $500,523 and $211,444, respectively, for the years ended December 31, 2020 and 2019. Screenplay brand name was impaired $130,000 for the year ended December 31, 2020.

Annual amortization expense for the next five years is estimated to be $1,448,061, $1,158,982, $112,444, $112,444, and $112,444, respectively. The weighted average life of the intangible assets subject to amortization was 3.1 and 7.3 years on December 31, 2020 and 2019, respectively.

NOTE 9 – LEASES

Operating leases

The Company has operating leases for office space and office equipment. Many leases include one or more options to renew, some of which include options to extend the leases for a long-term period, and some leases include options to terminate the leases within 30 days. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for capital area maintenance, utilities, inflation and/or changes in other indexes.

Lease liability is summarized below:

	As of Decembe 31, 2020	As of Decembe 31, 2019
Short term portion	$145,271	$147,458
Long term portion	208,625	360,369
Total lease liability	$353,896	$507,827

Maturity analysis under these lease agreements are as follows:

2021	$180,419
2022	185,834
2023	37,584
Total undiscounted cash flows	403,837
Less: 10% Present value discount	(49,941)
Lease liability	$353,896

Lease expense for the year ended December 31, 2020 and 2019 was comprised of the following:

	December 31, 2020	December 31, 2019
Operating lease expense	$178,294	$237,206
Short-term lease expense	6,108	17,656
Total lease liability	$184,402	$254,862

Operating lease expense is included in selling, general and administration expenses in the consolidated statement of operations.

For the year ended December 31, 2020, cash payments against lease liabilities totaled $175,792, accretion on lease liability of $43,250 and non-cash transactions totaled $20,825 to recognize assumption of lease by a related party.

For the year ended December 31, 2019, cash payments against lease liabilities totaled $263,694, accretion on lease liability of $40,706 and non-cash transactions of $444,112 to bring on leases as part of the adoption of ASC 842 and an added lease during the period valued at $75,274.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Weighted-average remaining lease term	2.18 years
Weighted-average discount rate	10%

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Accounts payable	$683,846	$357,982
Interest payable	59,818	94,069
Accrued liabilities	193,500	566,696
Payroll liabilities	27,113	26,048
Total accounts payable and accrued expenses	$964,277	$1,044,795

NOTE 11 – LOANS PAYABLE

On December 18, 2019, the Company entered into a loan agreement with a related party for $1,000,000. The loan provided an interest rate of 5% compounded annually and calculated on a 360-day basis. The principal and accrued unpaid interest were due on June 30, 2020. The loan was secured by a secondary interest in all assets of both Loop and ScreenPlay.

On February 5, 2020, the Company issued 200,000 shares of Series B convertible preferred stock for (i) $1,000,000 in cash (Note 13) and (ii) the exchange of the $1,000,000 loan mentioned above to the Company plus accrued interest of $6,597. The fair value of the common stock into which the Series B convertible preferred stock is convertible was $9,600,000 on the date of issuance. The Company applied the guidance in ASC 470-20. The Company recognized an inducement expense equal to the excess of the allocated fair value of the Series B Convertible preferred stock and the carrying value of the loan payable as of the date the inducement offers were accepted. The excess of the fair value of the Series B Convertible preferred stock over the carrying value of the loan payable was $3,793,406 which amount was included as an inducement expense in the statement of operations for the year ended December 31, 2020.

NOTE 12 – NOTE PAYABLE

Payroll protection program and economic injury disaster loan grant

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020 and provided for, among other things, the Payroll Protection Program (“PPP”). The CARES Act temporarily added the PPP Loan program to the U.S. Small Business Administration’s (“SBA”) 7(a) Loan Program and provides for the forgiveness of up to the full amount of qualifying loan plus accrued interest guaranteed under the program. Loop applied for and received on April 27, 2020,  through a bank, $573,500 under this program. The loan agreement was effective on April 24, 2020. The loan provides for an annual interest rate of 1% and a term of two years from the effective date of April 24, 2020. Payments of principal and interest are deferred for the period up to the earlier of determination of the forgiveness amount by the SBA or ten months after the end of its 24-week cover period which would require payments to begin August 24, 2021. The Company the current portion of this loan is $314,829, assuming payments will begin on August 24, 2021. Principal payments due are $314,829 and $258,671 in 2021 and 2022, respectively.

The program further provides that the payment of certain qualified expenses from the proceeds received can be eligible for loan forgiveness. The qualified payments must consist of at least 60% for payroll costs and the remaining amount up to a maximum of 40% can be used for certain non-payroll related costs such as mortgage interest, rent and utilities. The bank that issued the loan will determine how much of the loan will be forgiven based upon the information provided by the Company along with evidence of such costs. The $573,500 has been accounted for as a liability on Loop’s balance sheet as of December 31, 2020. Any amount that is forgiven will reduce the loan amount and will be recognized as a gain from extinguishment of debt. Any amount that is not forgiven will remain on the balance sheet along with the applicable amount of accrued interest as a liability. The remaining balance will be repaid with interest over the remaining term of the loan. The Company has applied for forgiveness of all the loan proceeds but has not yet received a determination.

The CARES Act also if businesses affected by the  pandemic would be eligible to apply for a loan under the Economic Injury Disaster Loan (“EIDL”) Program of the SBA. However, a business can only apply for a loan under PPP or EIDL, but not both. Loop applied for an EIDL loan as well but accepted the PPP Loan and therefore was no longer eligible to borrow under the EIDL Program. However, as part of the EIDL loan application process, Loop was able to request a $10,000 grant from the EIDL Program. The grant does not have to be repaid because of not getting the EIDL. However, the $10,000 grant will be reduced against the amount of the PPP loan qualifying to be forgiven. The $10,000 EIDL grant has been recognized as other income in the accompanying financial statements.

NOTE 13 – CONVERTIBLE DEBENTURES PAYABLE

Convertible debentures payable are presented in two sections, debentures to related parties and debentures to non-related parties. The conversion prices mentioned below have been adjusted for the reverse stock split.  A description of the debentures to related parties follows:

	As of December 31,
Convertible debentures to related parties	2020	2019

Unsecured convertible debentures issued to related parties, amended October 23, 2020, interest at 10% per annum, unpaid interest accrued at 18% per annum through October 23, 2020 amounting to $179,803 was paid by making a cash payment of $97,979 and increasing the principal amount of the convertible debenture by $81,824 on the date of this agreement, beginning November 1, 2020, monthly payments of unpaid interest accrued at 12.5% per annum will be paid in arrears through March 31, 2021, beginning April 1, 2021, the Company will pay equal monthly installments of principal and interest at 10% per annum through December 1, 2023, the above mentioned loan amendment has been accounted for as a loan modification and associated transactions will be accounted for prospectively.	$3,000,000	$3,000,000

Accrued interest rolled into the related party debenture above	232,235	—

Convertible debenture issued to related party, as part of a private placement offering to participate in a convertible debenture and warranty purchase agreement for up to $3,000,000 dated December 1, 2020, due December 1, 2022, cash interest at 4% per annum and payment in kind (PIK) interest at 6% payable in the Company’s common stock, all interest is determined on a 360 day basis, cash interest is payable in arrears twelve months from the issue date on November 30, 2021, then six months in arrears on June 1, 2022, then six months in arrears is payable in shares of common stock as determined below on June 1, 2021, December 1, 2021, June 1, 2022 and December 1, 2022, secured by the existing and future assets of the Company, subordinate to the secured debenture below	750,000	—

Total convertible debentures payable to related parties	3,982,235	3,000,000
Debt discount associated with convertible debentures to related parties	(2,478,762)	(2,360,898)
Total convertible debentures payable to related parties, net	1,503,473	639,102
Less current portion of convertible debentures payable to related parties, net	(279,705)	—
Long-term portion of convertible debentures payable to related parties, net	$1,223,768	$639,102

Convertible debentures – related party $3,000,000, December 12, 2018

Prior terms

On December 12, 2018, the Company issued $3,000,000 in convertible debentures, which have a maturity date of December 1, 2023 (the “Maturity Date”). The debentures accrue interest monthly at a rate of 10% per annum, simple interest. Accrued unpaid interest became payable monthly beginning February 1, 2019 through May 1, 2020. Any accrued unpaid interest outstanding on May 1, 2020 could be converted into shares or added to the face amount of the loan. Beginning June 1, 2020 through January 1, 2021 the Company will make monthly installments of interest only payments. Beginning January 1, 2021, the Company will make monthly installments of principal and interest through December 1, 2023. At the option of the holders, the debentures are convertible at any time prior to the Maturity Date in whole or in parts into common shares of the Company at a price of $0.60 per common share.

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

NOTE 13 – CONVERTIBLE DEBENTURES PAYABLE (Cont.)

The Company was not able to make the payments required under the terms of the convertible debentures and the holders filed suit on July 11, 2019. The convertible note holders and the Company entered into a settlement agreement on October 31, 2019, and the lawsuit was dismissed as of October 31, 2019.

Pursuant to the settlement agreement the payment terms for the convertible debentures were amended to provide that the Company would be released from any liability for accrued unpaid interest and other convertible debentures costs from the date of the convertible debentures to the date of the settlement agreement. The Company was relieved of $192,557 of accrued interest as of October 31, 2019 and recorded a gain on settlement of obligations during the year ended December 31, 2019.

In addition, the settlement agreement further provided for interest to be accrued from November 1, 2019 through April 2020 and at the sole discretion of the note holder to be paid either by common stock of the Company or added to the balance of the loan. The note holders elected to add the accrued interest to the balance of the loan. It further provided that beginning June 1, 2020, monthly payments of unpaid accrued interest will be made through December 2020 and beginning January 1, 2021, the Company will pay equal monthly installments of principal and interest through December 1, 2023 and any unpaid principal and interest outstanding will be immediately due and payable on December 1, 2023.

Also, as part of the settlement agreement, the Company (i) issued 45,127 shares of Class B common stock to the convertible note holders for $30,000 cash; and (ii) issued 37,605 shares of Class B common stock valued at $25,000 to the convertible note holders for the forgiveness of $5,221 in liabilities owed by the Company, which resulted in a loss on settlement of obligations of $19,779 during the year ended December 31, 2019.

Additionally, the settlement agreement provided that the Company would merge the Class A common stock and Class B common stock into one class of common stock. On December 5, 2019, the Company merged Class A and Class B common stock.

On October 31, 2019, as part of the above-mentioned settlement agreement, the Company issued 18,021,472 shares of Class B common stock upon the exercise of warrants, with an exercise price of $0.001 per share, for a total value of $27,032. The exercise price was applied against the balance of accrued interest on the convertible debentures.

The allocation of the $3,000,000 in gross proceeds from issuance of convertible debentures based on the relative fair values resulted in an allocation of $2,387,687 to the warrants and $612,313 to the convertible debentures. The relative fair value of the warrants above was determined on the date of grant using the Black Scholes option-pricing model with the following parameters: (1) risk free interest rate of 2.08%; (2) expected life in years of 10.0; (3) expected stock volatility of 45.49%; and (4) expected dividend yield of 0%. In addition, because the effective conversion rate based on the $612,313 allocated to the convertible debentures was $0.08 per share which was less than the fair value of the Company’s stock price on the date of issuance, a beneficial conversion feature was present at the issuance date.

The beneficial conversion feature totaled $612,313 and was recorded as a debt discount. The Company also recorded the allocated fair value of the warrants $2,387,687 as additional debt discount. The total initial unamortized debt discount was $3,000,000 and is amortized to interest expense using effective interest method over the life of the convertible debentures.

For the years ended December 31, 2020 and 2019, the amortized debt discount recorded as interest expense was $601,314 and $599,671, respectively.

Second Amendment of terms

During 2020, the Company did not make all of the payments due under the convertible loan agreement with the related party and entered into a second amendment of this convertible loan on October 23, 2020. The second amendment provides for payment to be made for the unpaid interest accrued at 18% per annum (default rate) through October 22, 2020 amounting to $179,803 by making a cash payment of $97,979 and increasing the principal amount of the convertible note by $81,824.

The second amendment further provides that beginning November 1, 2020, monthly payments of unpaid interest accrued at 12.5% per annum will be paid in arrears through March 31, 2021, beginning April 1, 2021, the Company will pay equal monthly installments of principal and interest computed at 10% per annum through December 1, 2023. The Company accounted for this amendment to the note under ASC 470-50-40-10 as a debt modification due to the present value of the cash flows under the new amendment terms is less than 10% different from the present value of the remaining cash flows of the current terms and recognized no gain or loss on modification on December 31, 2020.

NOTE 13 – CONVERTIBLE DEBENTURES PAYABLE (Cont.)

Convertible debentures, related party - $750,000, December 1, 2020

On December 1, 2020, the Company offered, in a private placement, the aggregate offering amount of up to $3,000,000 of Senior Secured Promissory Debentures, with a minimum subscription amount of $250,000 and common stock warrants with an aggregate exercise price of $750,000 and aggregate exercisable warrant shares of 272,727 shares. The only Senior Secured Promissory Note entered under this offering in 2020 was to a related party in the amount of $750,000. The note accrues cash interest at 4% per annum and payment in kind (PIK) interest at 6% payable in the Company’s common stock, determined on a 360-day basis. The note, as amended, provided that the cash interest for the period from the issue date to November 30, 2021 is payable on November 30, 2021 instead of being paid in advance. Cash interest is payable six months in arrears on June 1, 2022, then six months in arrears on December 1, 2022. The lender is allowing the Company to defer payment of the advanced interest to a future date not exceeding November 30, 2021. The accrued PIK interest is payable in shares of common stock in an amount equal to the amount of PIK Interest accrued as of such date, divided by the VWAP of common stock during each trading day during the ten-trading day period ending one trading day prior to the PIK Interest Payment due dates of June 1, 2021, December 1, 2021, June 1, 2022, and December 1, 2022. The Senior Secured Promissory Debentures define VWAP as the average of the daily dollar volume-weighted average sale price for the Company’s common stock on the Pink Open Market or other market operated by OTC Markets Group, Inc. on any trading day, as reported by Bloomberg Financial Markets.

At the option of the Senior Secured Promissory Note holders, the debentures are convertible at the earlier of a change of control event, a Qualified IPO, both of which are defined in the Promissory Note Agreement or the maturity date of December 1, 2022. If the conversion takes place at the maturity date, the note will be converted in whole or in parts (which cannot be less than 50% of the amount due under the note) into an number of shares equal to the amount due divided by the average of the VWAP of common stock during each trading day during the thirty trading day period ending one trading day prior to the maturity date. If the conversion takes place at the change of control date, the note will be converted into an number of shares equal to the amount due divided by the average of the VWAP of common stock during each trading day during the ten trading day period ending one trading day prior to the change of control effective date. In the event of a Qualified IPO, but subject to the closing of such Qualified IPO, the amount due shall convert in full on the closing date of such Qualified IPO into several shares equal to the amount due on such closing date divided by the applicable IPO conversion price, as defined in the Promissory Note Agreement.

The allocation of the $750,000 in gross proceeds from issuance of Senior Secured Promissory Debentures based on the relative fair values resulted in an allocation of $36,949 to the warrants and $713,051 to the Promissory Debenture. The relative fair value of the warrants above was determined on the date of grant using the Black Scholes option-pricing model with the following parameters: (1) risk free interest rate of 0.22%; (2) expected life in years of 3.0; (3) expected stock volatility of 61.43%; and (4) expected dividend yield of 0%. In addition, because the effective conversion rate was indeterminate as of the date of the Promissory Note issuance, a beneficial conversion feature was present at the issuance date.

The beneficial conversion feature totaled $713,051 and was recorded as a debt discount. The Company also recorded the allocated fair value of the warrants $36,949 as additional debt discount. The total initial unamortized debt discount was $750,000 and is amortized to interest expense using effective interest method over the life of the convertible debentures.

For the year ended December 31, 2020, the amortized debt discount recorded as interest expenses was $30,822.

NOTE 13 – CONVERTIBLE DEBENTURES PAYABLE (Cont.)

	As of December 31,
Convertible debentures to non-related parties	2020	2019

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

The November 1, 2020 payment was deferred until December 1, 2020. Since the convertible debenture was not converted into the Company’s common stock by November 30, 2020, the terms of the original debenture resumed on December 1, 2020. This $287,000 convertible debenture is secured by 5,000,000 shares of the Company’s common stock which are owned by the Company’s President	$246,044	$287,000

Secured (1) convertible debenture, interest at 11% per annum,, accrued monthly and the outstanding principal and unpaid accrued interest was due January 8, 2021 convertible debentures payable	326,143	326,143

Total convertible debentures payable to non-related parties	572,187	613,143
Debt discount associated with convertible debentures to non-related parties	(18,079)	(24,291)
Total convertible debentures payable to non-related parties, net	554,108	588,852
Less current portion of convertible debentures payable to related parties, net	(393,943)	—
Long-term portion of convertible debentures payable to related parties, net	$160,165	$588,852

(1)	Secured by primary interest in all assets of the Company

Convertible debentures, non related party - $287,000, December 1, 2018

Original terms

On December 1, 2018, the Company entered into a redemption agreement with one of its former officers to repurchase 20,000,000 shares of Class A common stock. The terms of this agreement required that the Company issue a convertible debenture to this stockholder in the amount of $287,000 and pay the amount of accrued expenses owed to him of $134,000 in four quarterly payments beginning October 1, 2019. The first two quarterly payments totaled $67,000 were paid in January 2020 but the remaining $67,000 has not been paid. The convertible debenture originally provided for interest at 10% per annum, interest to accrue through September 1, 2019, beginning October 1, 2019 monthly payments of unpaid accrued interest will be made through May 1, 2020, beginning June 1, 2020, the Company will pay equal monthly installments of principal and interest through December 1, 2023.

At the option of the debenture holder, the debenture is convertible at any time prior to December 1, 2023 in whole or in parts into common stock of the Company at a price of $0.60 per common share. As the effective conversion rate based on the principal $287,000 was $0.60 per share which was less than the Company’s stock price on the date of issuance, a beneficial conversion feature was present at the issuance date. The beneficial conversion feature totaled $30,996 and was recorded as a debt discount.

The discount is amortized to interest expense using effective interest method over the life of the convertible debentures. For the years ended December 31, 2020 and 2019, the amortized debt discount recorded as interest expenses was $6,213 and $6,196, respectively.

NOTE 13 – CONVERTIBLE DEBENTURES PAYABLE (Cont.)

First Amendment of terms

The Company did not make all the payments due under the convertible loan agreement entered with a founder and former officer of the Company and entered into a second agreement to modify the payment terms on October 22, 2020. At the date of this amendment, the Company owed unpaid accrued interest through May 31, 2020 amounting to $43,011 and unpaid principal and interest payments from June 1, 2020 to October 1, 2020 in the amount of $40,814 for a total of $83,825. To remove the default, the Company amended the terms of the convertible note on October 22, 2020 to provide for the unpaid interest accrued through May 31, 2020 plus the unpaid principal and interest payments from June 1, 2020 to October 1, 2020 amounting to $83,825 to be paid on the date of this agreement.

In addition, the amendment required that the Company pay on October 22, 2020, $28,587 of the outstanding balance of accrued expenses due to the founder and former officer for a total payment of $112,412. The amendment further provides that the remaining balance of the $67,000 owed amounted to $38,412 will be paid on March 31, 2021. Additionally, the amendment provided that the November 1, 2020 payment was deferred to December 1, 2020. Since the convertible note was not converted into the Company’s common stock, the terms of the original note resumed on December 1, 2020. The Company accounted for this amendment to the note under ASC 470-50-40-10 as a debt modification due to the present value of the cash flows under the new amendment terms is as least 10% different from the present value of the remaining cash flows of the current terms and recognized no gain or loss on modification on December 31, 2020.

Convertible debentures, non related party - $326,143, July 12, 2019

Original terms

On July 12, 2019, the Company entered into a loan agreement with a lender for a loan amount up to $200,000. The loan provided an interest rate of 11% accrued monthly with principal and accrued unpaid interest due on January 8, 2021. The loan required the Company to pay a loan fee of 2% ($4,000) upon execution. The loan provides for a prepayment penalty of 4% of the amount prepaid plus all interest accrued to the date of the prepayment. The loan was secured by a primary interest in all assets of both Loop and ScreenPlay.

Amendment 1

By August 20, 2019, the amount borrowed under the $200,000 loan agreement amounted to $252,473 and the loan agreement was amended to provide for an increase in the maximum loan amount to $400,000.

In addition, the loan was restructured as a convertible debenture. At the option of the debenture holder, the debenture is convertible at any time prior to the maturity date in whole or in parts into Class A common shares of the Company. The conversion price was deemed to be the lesser of $0.60 per common share or the offering price paid by unaffiliated investors for one share of the common stock, no par value, of a company that at that time was a merger target of the Company, under a planned private offering of such securities by the then-current merger target in connection with the then-proposed merger transaction with the Company. The proposed merger with that merger target failed to close so the conversion price was deemed to be $0.60 per common share.

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

The Company evaluated the embedded conversion feature as the effective conversion rate based on the principal $252,473 was $0.60 per share which was less than the fair value of the Company’s stock price on the date of issuance and determined that a beneficial conversion feature was present at the issuance date. The beneficial conversion feature totaled $29,967 and was recorded as a debt discount and offset to additional paid-in capital.

NOTE 13 – CONVERTIBLE DEBENTURES PAYABLE (Cont.)

The amendment also provided that at the lender’s request, the Company will issue one share of its Class A common stock for every dollar loaned. The total amount borrowed under this loan as of December 31, 2019 is $326,143, the Company recorded the obligation to issue 326,143 Class A common shares with a value of $135,144 as Class A common stock subscribed but not yet issued and debt discount. After considering the 1 to 1.5 shares reverse stock split, the number of shares to be issued would be 217,429.

Amendment 2 – November 26, 2019

The Company subsequently identified Interlink Plus, Inc. (Interlink) as a new merger target. On November 26, 2019, the $400,000 convertible loan agreement was amended again to change the conversion price to the lesser of $0.375 per common share or the offering price paid by unaffiliated investors for one share of Interlink common stock.

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

Effective January 8, 2021, the lender elected to convert the outstanding loan amount of $326,143 plus accrued interest of $50,213 for a total of $376,356 into shares of the Company’s common stock. Amendment 2 of the Loan Agreement provided that the conversion share price would be $0.25 per share. After considering the effect of the reverse stock split in 2020, the conversion share price was adjusted to $0.375 per share. The lender will receive 1,003,617 shares in 2021 from this conversion.

As noted above, Amendment 1 also provided at the lender’s request, the Company will issue one share of its common stock for every dollar loaned. On January 8, 2021, the lender also requested that the shares represented by the loan amount of $326,143 be issued in the amount of 217,429 shares which will also result in the reduction of common stock subscribed but not yet issued in the amount of $135,144.

Maturity analysis under total convertible debentures, net are as follows:

2021	$1,281,822
2022	2,002,096
2023	1,270,504
Convertible debentures payable, related and non related party	4,554,422
Less: Debt discount on convertible debentures payable	(2,496,841)
Total convertible debentures payable, related and non related party, net	$2,057,581

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of December 31, 2020.

NOTE 15 – RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

The Company has borrowed funds for business operations from certain stockholders through convertible debt agreements and has remaining balances, including accrued interest amounting to $3,988,693 and $3,050,137 as of December 31, 2020 and 2019, respectively. The Company incurred interest expense for these convertible debentures in the amounts of $416,845 and $297,534 for the years ended December 31, 2020 and 2019, respectively. See Note 13 for related party debentures discussion.

As part of the reverse merger with Interlink Plus, Inc. on February 5, 2020, the Company assumed a $180,000 debt to Interlink’s controlling stockholder to whom the Company was also indebted in the amount of $1,000,000. The $180,000 debt plus accrued interest of $5,563 was retired as a part of the issuance of 2,666,667 warrants to purchase the Company’s common stock. The warrants were recorded at their fair value (see Note 17). Because the transaction was a related party, any gain or loss is recorded and reported as a change to additional paid in capital (the effects of the transaction do not affect the Consolidated Statements of Operations). The Company incurred interest expense for these debentures in the amounts of $6,721 and $1,597 for the years ended December 31, 2020 and 2019, respectively.

NOTE 16 –STOCKHOLDERS’ EQUITY (DEFICIT)

Convertible Preferred Stock

The Company is authorized to issue 666,667 shares of its $0.0001 par value preferred stock. As of December 31, 2020, and 2019, the Company had 30,667 and 0 shares of Series A convertible preferred stock issued and outstanding, respectively. As of December 31, 2020, and 2019, the Company had 200,000 and 0 shares of Series B convertible preferred stock issued and outstanding, respectively.

The Series A convertible preferred stock has a liquidation preference of $0.10 per share, has super voting rights of 100 votes per share, and each share of Series A may be converted into 100 shares of common stock.

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

The Series B Convertible Preferred Stock is convertible at any time at the discretion of the holder thereof into shares of common stock at a conversion rate of one hundred (100) shares of common stock for every- one (1) share of Series B Convertible Preferred Stock. Furthermore, the holders of Series B Convertible Preferred Stock have the right to cast one hundred (100) votes for each one (1) share of Series B Convertible Preferred Stock held of record on all matters submitted to a vote of holders of the common stock, including the election of directors, and all other matters as required by law.

The Company evaluated the features of the Convertible Preferred Stock under ASC 480, and classified them as permanent equity because the Convertible Preferred stock is not mandatorily or contingently redeemable at the stockholder’s option and the liquidation preference that exists does not fall within the guidance of SEC Accounting Series Release No. 268 – Presentation in Financial Statements of “Redeemable Preferred Stocks” (“ASR 268”).

Change in Number of Authorized and Outstanding Shares

 On June 8, 2020, a 1 for 1.5 reverse stock split of the Company’s common stock became effective. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively adjusted for the effects of the reverse split for all periods presented.

NOTE 16 –STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

Common stock

The Company is authorized to issue 316,666,667 shares of its $0.0001 par value common stock. As of December 31, 2020, and 2019, there were 118,128,008 and 101,882,647, respectively, shares of common stock issued and outstanding.

 Year ended December 31, 2019

During the year ended December 31, 2019, the Company issued an aggregate of 2,800,000 shares of Class B common stock with a value of $1,890,000 which was reserved for issuance as a common stock subscribed at December 31, 2018. These were awarded for consulting services received during the year ended December 31, 2018.

During the year ended December 31, 2019, the Company issued an aggregate of 37,605 shares of Class A common stock in satisfaction of common stock subscribed of $25,000.

During the year ended December 31, 2019, the Company issued 1,866,667 shares of Class B common stock with a value of $1,240,960 in connection with a settlement with former employees upon the termination of their employment contracts.

During the year ended December 31, 2019, the Company as part of settlement agreement (see Note 13) issued 37,605 shares of Class B common stock valued at $25,000 to the debenture holders for the forgiveness of $5,221 in liabilities owed by the Company, which resulted in a loss on settlement of obligations of $19,779.

During the year ended December 31, 2019, the Company issued an aggregate of 340,782 shares of Class A common stock in satisfaction of $67,000 of common stock subscribed and additional proceeds of $89,990.

During the year ended December 31, 2019, the Company issued an aggregate of 1,377,333 shares of Class A common shares and as part of a settlement agreement (see Note 13), issued 45,127 shares of Class B common shares to investors for proceeds of $546,490.

During the year ended December 31, 2019, the Company had Class A common stock subscribed with a value of $150,144.

During the year ended December 31, 2019, the Company issued 15,333,333 shares of Class A common stock and shares of 1,600,000 Class B common stock with a value of $6,350,000 for the purchase of certain intangible assets.

During the year ended December 31, 2019, the Company issued 18,021,472 shares of Class B common stock upon the exercise of warrants, with an exercise price of $0.001 per share, for a total value of $27,032. In lieu of cash, the exercise price of these warrants were satisfied by the forgiveness of certain liabilities owed by the Company to the investor.

Year ended December 31, 2020

During the year ended December 31, 2020, the Company issued an aggregate of 3,933,333 shares of its common stock for proceeds of $3,960,000.

During the year ended December 31, 2020, the Company issued 40,000 shares of its common stock in satisfaction of a common stock subscription of $15,000.

During the year ended December 31, 2020, the Company issued 4,000,000 shares of its common stock for consulting services valued at $1,500,000 to a related party.

During the year ended December 31, 2020, the Company issued 5,168,931 shares of its common stock and 30,667 shares of Series A convertible preferred stock as part of the merger with Interlink. The Company also assumed debt to a related party of $180,000 and accrued interest of $3,842 and charged $80,134 of legal expenses related to reverse merger charged to additional paid in capital.

NOTE 16 –STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

During the year ended December 31, 2020, the Company issued 100,000 shares of its Series B convertible preferred stock at a fair value of $4,800,000 at date of issuance in exchange for loan and accrued interest forgiveness of $1,006,594 and the balance was recorded as inducement expense of 3,793,406. The Company applied the guidance in ASC 470-20.

During the year ended December 31, 2020, the Company issued 100,000 shares of its Series B convertible preferred stock at a fair value of $4,800,000 at date of issuance, in exchange for $1,000,000 cash and the balance was recorded as a deemed dividend of $3,800,000. The Company applied the guidance in ASC 470-20.

During the year ended December 31, 2020, the Company issued 1,369,863 shares of its common stock with a value of $2,671,096 for the purchase certain intangible assets.

During the year ended December 31, 2020, the Company issued 454,463 shares of its common stock with a value of $863,480 for the purchase of 20% ownership in another company.

During the year ended December 31, 2020, the Company had common stock subscribed with proceeds received of $350,000.

During the year ended December 31, 2020, the Company issued 1,278,771 shares of its common stock, valued at $2,260,799 capitalized as license content assets. Subsequently the Company recognized impairment expense of $2,260,799 for non-recoverable license content assets.

NOTE 17 – STOCK OPTIONS AND WARRANTS

Options

The Company’s Equity Incentive Compensation Plan (the plan), adopted January 29, 2020 by the board of directors, allows a maximum of 26,500,000 shares to be reserved for issuance under the plan and 6,666,667 shares reserved under the Company’s former plan. As of December 31, 2020 the plan was not effective as the Company had not obtained shareholder approval. Stock options cannot be exercised until shareholder approval is obtained. Options granted under the plan may be designated as incentive stock options or non-qualified stock options. The plan also provides the options may not have a term lasting more than ten years and the exercise price may not be less than the fair market value of the common stock subject to the option on the grant date. In addition, to the extent that the aggregate fair market value (determined at the time of grant) of common stock with respect to which incentive stock options are exercisable for the first time by any option holder during any calendar year exceeds $100,000, the options or portions thereof which exceed such limit shall be treated as non-qualified stock options.

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

The following table summarizes the stock option activity for the years ended December 31, 2020 and 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2018	6,173,418	$0.71	9.31	$—
Grants	—	—	—	—
Exercised	—	—	—	—
Expired	(361,111)	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31, 2019	5,812,307	$0.70	8.41	$—

Grants	2,500,000	$0.89	9.46	$5,800,000
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31, 2020	8,312,307	$0.76	8.03	$20,397,450
Exercisable at December 31, 2020	6,564,307	$0.72	7.64	$16,342,090

NOTE 17 – STOCK OPTIONS AND WARRANTS (Cont.)

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $3.21 as of December 31, 2020 and $0.38 as of December 31, 2019, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options on December 31, 2020:

Options outstanding
		Weighted	Options
		average	exercisable
Exercise	Number of	remaining life	number of
price	options	in years	options
0.86	1,148,372	5.66	1,148,372
0.66	4,663,935	7.84	4,663,935
0.89	2,500,000	9.46	752,000
Total	8,312,307	8.03	6,564,307

Stock-based compensation

The Company recognizes compensation expense for all stock options granted using the fair value-based method of accounting. During the year ended December 31, 2020, the Company issued 2,500,000 options valued at $0.3645 per option. No options were granted during 2019.

The Company calculated the fair value of options issued using the Black-Scholes option pricing model, with the following assumptions:

As of December 31, 2020
Weighted average fair value of options granted	$0.36
Expected life	5.15 – 5.75 years
Risk-free interest rate	0.33 - 0.44%
Expected volatility	44.69 – 45.32%
Expected dividends yield	0%
Forfeiture rate	0%

The stock-based compensation expense related to option grants was $450,286 and $55,796, for the years ended December 31, 2020 and 2019, respectively.

NOTE 17 – STOCK OPTIONS AND WARRANTS (Cont.)

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants outstanding			Warrants exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)
$0.86	3,850,709	6.95	$0.86	3,850,709	6.95
0.38	2,000,000	5.93	0.38	2,000,000	5.93
0.75	2,666,667	9.2	0.75	2,666,667	9.2
2.75	68,182	2.92	2.75	68,182	2.92

The following table summarizes the warrant activity for the years ended December 31, 2020 and 2019:

		Weighted
		average
		exercise
	Number of	price per
	shares	share
Outstanding at December 31, 2018	21,572,181	$0.15
Issued	2,000,000	0.38
Exercised	(18,021,472)	—
Expired	—	—
Outstanding at December 31, 2019	5,550,709	$0.68
Issued	3,034,849	0.81
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2020	8,585,558	$0.73

During the year ended December 31, 2019, the Company issued 2,000,000 warrants with a relative fair value of $483,967 to settle $46,000 of liabilities owed to a consultant. This resulted in a loss on settlement of obligations of $437,967.

The Company recognizes compensation expense for all for warrants granted using the fair value-based method of accounting. During the year ended December 31, 2020, the Company assumed a related party note of $180,000 and associated accrued interest of $3,842 as part of the reverse merger with Interlink. After the assumption of the debt and accrued interest during 2020, the Company issued 2,666,667 warrants valued at $702,219 to retire the $180,000 debt and $5,563 of accrued liabilities. During the year ended 2020, the Company issued 300,000 warrants to a company for consulting services performed and recorded $492,000 in consulting expense and 68,182 warrants to a related party in conjunction with a senior secured convertible note in the amount of $750,000 and recorded the allocated fair value of the warrants of $36,949 as additional debt discount.

NOTE 17 – STOCK OPTIONS AND WARRANTS (Cont.)

The Company calculated the fair value of warrants issued using the Black-Scholes option pricing model, with the following assumptions:

As of December 31, 2020
Weighted average fair value of warrants granted	$0.4057
Expected life	3 - 10 years
Risk-free interest rate	0.22% - 0.82%
Expected volatility	48.46% - 61.43%
Expected dividends yield	0%
Forfeiture rate	0%

NOTE 18 - INCOME TAX

Income tax expense (benefit) consist of the following for the years ended December 31, 2020 and 2019 consist of the following:

U.S. federal	2020	2019
Current	$98,372	$—
Deferred	(2,015,381)	(2,063,921)
State and local
Current	(128)	1,600
Deferred	(670,220)	(746,995)
Total	(2,587,356)	(2,809,316)

Change in valuation allowance	2,685,600	2,810,916
Income tax provision	$98,244	$1,600

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
U.S. federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	6.19%	6.98%
Other permanent items	-8.16%	-2.36%
Change in valuation allowance	-17.53%	-24.42%
Other	-2.14%	-0.62%
Effective rate	-0.64%	0.58%

NOTE 18 - INCOME TAX (Cont.)

As of December 31, 2020, and 2019, the Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

Deferred tax assets:	2020	2019
Net Operating Loss Carryover	$3,893,134	$2,448,321
State Net Operating Loss	1,292,097	813,492
Allowance for doubtful accounts	17,393	—
Stock-based compensation	—	877,478
Fixed assets book/ tax basis difference	105,980	(1,576)
Impairment	1,776,959	1,776,959
Operating right-of-use assets	1,909	—
Accrued expenses	20,752	(138,719)
Amortization of debt discount	357,290	(660,900)
Research credit	7,799	4,259
Intangible book/tax basis difference	445,870	861,776
Total deferred tax asset, net	7,919,183	5,981,090
Less: reserve for allowance	(7,919,183)	(5,981,090)
Total Deferred tax asset, net of valuation allowance	$—	$—

Deferred tax liabilities:
Total deferred tax liabilities, net	—	—
Less: reserve for allowance	—	—
Total Deferred tax liability, net of valuation allowance	$—	$—

The Company files income tax returns in the U.S. federal and various state jurisdictions. As of December 31, 2020, and 2019, the Company has federal net operating loss carryforwards of $18.5   million and $11.6 million, respectively. As a result of the Tax Cuts and Jobs Act of 2017 and the Coronavirus Aid, Relief, and Economic Security Act, the Company’s NOLs arising in 2020 can generally be carried back five years, carried forward indefinitely and can offset 100% of future taxable income for tax years before January 1, 2021 and up to 80% of future taxable income for tax years after December 31, 2020. Loop began operations in 2016 and has had losses since inception. Thus there is no carryback benefit as relates to the five year carryback claims.

As of December 31, 2020 and 2019, the Company has state net operating loss carryforwards of $18.5  million and $11.6 million. The state NOLs begin to expire in 2037. The Company’s ability to use its NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2020.

As of December 31, 2020, the federal and state tax returns for the years from 2015 through 2020 remain open to examination by the Internal Revenue Service and various state authorities. ASC 740, “Income Taxes” requires that a valuation allowance is established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be recognized. A review of all available positive and negative evidence needs to be considered, including the Section 382 limitation, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to the future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2020, and 2019.

        As of December 31, 2020, and 2019, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy is to classify assessments, if any, for tax-related interest as income tax expenses. No interest or penalties were recorded during the years ended December 31, 2020, and 2019. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

NOTE 19 – SUBSEQUENT EVENTS

Senior secured convertible promissory debentures

Per Note 13 on December 1, 2020, the Company offered, in a private placement, the aggregate offering amount of up to $3,000,000 of Senior Secured Promissory Debentures, with a minimum subscription amount of $250,000 and common stock warrants with an aggregate exercise price of $750,000 and aggregate exercisable warrant shares of 272,727 shares. The Company entered into a senior secured promissory debenture agreement with a trust under this offering on January 12, 2021 in the amount of $350,000. The trust received 87,500 warrants to purchase the Company’s common stock in conjunction with the promissory debenture. The warrants were valued with a relative fair value of $49,875 and have  an exercise price of $2.75 per share.

Convertible debentures, non related party

On January 8, 2021 (the maturity date), the loan agreement as amended provided the conversion share price of $0.375 per share. Lender elected to convert the outstanding loan amount of $326,143 plus accrued interest of $50,213 for a total of $376,356 into shares of the Company’s common stock. The loan agreement as amended provides the conversion share price of $0.375 per share. The conversion took place at maturity and the carrying value of the convertible debentures will be recorded as common stock and additional paid in capital. The Company will recognize no gain or loss on conversion. The lender will receive 1,003,617 shares with a value of $3,111,213 from this conversion.

Per Note 13, Amendment 1 also provided at the lender’s request, the Company will issue one share of its common stock for every dollar loaned. On January 8, 2021, the lender also requested that the shares represented by the loan amount of $326,143 be issued in the amount of 217,429 post-split shares which will also result in the reduction of common stock subscribed but not yet issued in the amount of $135,144.

Share purchase agreement

The Company entered into a Share Purchase Agreement dated August 1, 2020 for the private offer to a limited number of accredited investors of up to $6,500,000 worth of restricted shares of common stock of the Company at an issue price of $1.25 per share. The Shares are subject to restriction on resales until that date that is 365 days following the relevant closing date for any individual investor. As of April 14, 2021, the Company had raised an aggregate of $5,530,000 and issued 4,424,000 shares under the Share Purchase Agreement.

Equity incentive compensation plan

In March 2021, the Company awarded 16,045,216 options under its 2020 Equity Incentive Compensation Plan to certain employees and non-employees hired before March 5, 2021 (the offering). The Plan is subject to shareholder approval which has not been received. Stock options cannot be exercised until shareholder approval is obtained. The Company’s board of directors finalized and approved most of the terms of the offering on November 10, 2020, the effective date of the offering and an exercise price of $1.10 per share. However, the Company had not communicated the allocation of options to each employee or the terms and other plan details of the offering until March 1 and March 5, 2021. Certain employees were terminated on March 1, 2021 and were offered the options as part of their severance. On March 5, 2021, the Company communicated to all other employees and non-employees awarded options, the number of options each employee would be receiving, and the terms and other plan details included in the offering. Per ASC 718 Compensation – Stock Compensation, an entity would not recognize compensation expense for an employee award until five conditions required for establishing an accounting grant date were met. The Company determined that March 1 and March 5, 2021 are the grant dates and fair value is $477,929 and $33,305,242, respectively. The options awarded in March 2021 exceed the maximum reserved common shares for the plan by 6,545,216 common shares.

Compensation expense recognition is the service inception date which begins in the service period. Per ASC 718, the service inception date cannot occur prior to the grant date unless certain conditions are met, the Company determined that none of the option awards meet these provisions so the service inception date is March 1, 2021 for terminated employee awarded options and March 5, 2021 for all other employee and non-employee awarded options.