Form 10-Q
period 2021-03-31
Loop Media, Inc.
filed 2021-05-13
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐Yes  ☒No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒No

As of May 12, 2021, the registrant had 125,356,612 shares of common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1Financial Statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
ASSETS	(UNAUDITED)
Current assets
Cash	$1,101,480	$838,161
Accounts receivable, net of allowance of $62,154 and $62,154	759,747	669,679
Inventory	37,747	90,300
Prepaid expenses and other current assets	154,482	64,765
Prepaid income tax	20,096	21,689
License content assets - current	1,468,700	1,723,569
Operating lease right-of-use assets - current	152,359	148,536
Note receivable - current	—	10,215
Total current assets	3,694,611	3,566,914
Non-current assets
Deposits	15,649	15,649
License content assets - non current	324,103	371,041
Equipment, net	21,179	24,146
Operating lease right-of-use assets	158,980	198,539
Intangible assets, net	2,815,483	3,169,266
Note receivable	—	96,498
Equity method investments	1,615,030	1,613,479
Goodwill	583,086	583,086
Total non-current assets	5,533,510	6,071,704
Total assets	$9,228,121	$9,638,618
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$785,034	$964,276
Payable on acquisition	250,125	250,125
License content liabilities - current	1,251,500	1,251,500
Note payable - current	508,745	314,829
Deferred Income	140,962	128,622
Convertible debt related party - current, net	467,404	279,705
Convertible debt – current, net	69,665	393,943
Lease liability - current	156,355	145,271
Total current liabilities	3,629,790	3,728,271
Non-current liabilities
Convertible debt – related party, less current portion, net	1,276,969	1,223,768
Convertible debt, less current portion, net	181,694	160,165
Note payable – non-current	64,755	258,671
License content liabilities - non current	385,000	385,000
Lease liability	161,754	208,625
Total non-current liabilities	2,070,172	2,236,229
Total liabilities	5,699,962	5,964,500

Commitments and contingencies (Note 14)	—	—

Stockholders’ equity
Series B Convertible Preferred stock, $0.0001 par value, 3,333,334 shares authorized, 200,000 and 200,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively. Liquidation preference of $1.00 per share before any payment to Series A Preferred or Common stock	20	20
Series A Convertible Preferred stock, $0.0001 par value, 16,666,667 shares authorized, 30,667 and 30,667 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively. Liquidation preference of $0.10 per share.	3	3
Common Stock, $0.0001 par value, 316,666,667 shares authorized, 121,193,055 and 118,128,008 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	12,118	11,813
Common stock subscribed and not yet issued	—	485,144
Additional paid in capital	53,307,277	44,721,282
Accumulated deficit	(49,791,259)	(41,544,144)
Total stockholders' equity	3,528,159	3,674,118
Total liabilities and stockholders' equity	$9,228,121	$9,638,618

See the accompanying notes to the unaudited condensed consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2021	2020

Revenue	$794,043	$826,388
Cost of revenue	724,578	212,259
Gross Profit	69,465	614,129
Operating expenses
Selling, general and administrative	7,906,284	3,058,653
Total operating expenses	7,906,284	3,058,653

Loss from operations	(7,836,819)	(2,444,524)

Other income (expense)
Interest income	5,657	1,284
Interest expense	(415,918)	(247,441)
Income from equity investment	1,551	—
Inducement expense	—	(3,793,406)
Total other income (expense)	(408,710)	(4,039,563)
Income tax expense	(1,586)	—
Net loss	$(8,247,115)	$(6,484,087)
Deemed dividend	—	(3,800,000)
Net loss attributable to common stockholders	$(8,247,115)	$(10,284,087)
Basic and diluted net loss per common share	$(0.07)	$(0.09)
Weighted average number of common shares outstanding	120,153,908	108,716,567

See the accompanying notes to the unaudited condensed consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Preferred Stock Series B		Preferred Stock Series A		Common Stock		Common stock	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	subscriptions	in Capital	Deficit	Total
BALANCES, December 31, 2020	200,000	$20	30,667	$3	118,128,008	$11,813	$485,144	$44,721,282	$(41,544,144)	$3,674,118
Issuance of common stock subscribed	—	—	—	—	497,429	49	(485,144)	485,095	—	—
Conversion of convertible debenture	—	—	—	—	1,003,618	100	—	376,256	—	376,356
Shares issued for cash	—	—	—	—	1,564,000	156	—	1,954,844	—	1,955,000
Stock-based compensation	—	—	—	—	—	—	—	5,419,800	—	5,419,800
Warrants issued in conjunction with debenture	—	—	—	—	—	—	—	43,654	—	43,654
Beneficial conversion feature of convertible debenture	—	—	—	—	—	—	—	306,346	—	306,346
Net loss	—	—	—	—	—	—	—	—	(8,247,115)	(8,247,115)
BALANCES, March 31, 2021	200,000	$20	30,667	$3	121,193,055	$12,118	$—	$53,307,277	$(49,791,259)	$3,528,159

See the accompanying notes to the unaudited condensed consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(UNAUDITED)

	Preferred Stock B		Preferred Stock A		Common Stock		Common stock	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	subscriptions	in Capital	Deficit	Total
BALANCES, December 31, 2019	$—	$—	—	$—	101,882,647	$10,188	$150,144	$26,038,546	$(26,125,252)	$73,626
Shares issued for cash	—	—	—	—	1,040,000	104	20,000	389,896	—	410,000
Cash received for common stock subscribed	—	—	—	—	—	—	(15,000)	—	—	(15,000)
Common stock subscribed issued	—	—	—	—	40,000	4	—	14,996	—	15,000
Shares issued for consulting fees	—	—	—	—	4,000,000	400	—	1,499,600	—	1,500,000
Shares issued in connection with reverse merger	—	—	30,667	3	5,168,931	517	—	(264,496)	—	(263,976)
Shares issued for cash	100,000	10	—	—	—	—	—	4,799,990	—	4,800,000
Shares issued for debt settlement	100,000	10	—	—	—	—	—	4,799,990	—	4,800,000
Warrants issued for settlement of debt to related party	—	—	—	—	—	—	—	185,563	—	185,563
Deemed dividend	—	—	—	—	—	—	—	(3,800,000)	—	(3,800,000)
Net loss	—	—	—	—	—	—	—	—	(6,484,087)	(6,484,087)
BALANCES, March 31, 2020	$200,000	$20	30,667	$3	112,131,578	$11,213	$155,144	$33,664,085	$(32,609,339)	$1,221,126

See the accompanying notes to the unaudited condensed consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,247,115)	$(6,484,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	282,107	151,052
Depreciation and amortization expense	356,750	59,304
Amortization of license contract assets	301,807	—
Amortization of right-of-use assets	35,736	32,963
Bad debt expense	105,720	—
Stock-based compensation	5,419,800	1,500,000
Inducement expense	—	3,793,406
Equity method investment income	(1,551)	—
Change in operating assets and liabilities:
Accounts receivable	(90,068)	105,501
Inventory	52,553	(23,110)
Prepaid expenses	(89,717)	(67,820)
Prepaid income tax	1,593	(260)
Accounts payable and accrued liabilities	(128,035)	(160,995)
Operating lease liabilities	(35,787)	(26,517)
Deferred income	12,340	(48,342)
NET CASH USED IN OPERATING ACTIVITIES	(2,023,867)	(1,168,905)

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of note receivable	—	1,434
NET CASH PROVIDED BY INVESTING ACTIVITIES	—	1,434

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,955,000	390,000
Repayment of stockholder loans	(17,814)	—
Reverse merger cost	—	(80,134)
Proceeds from issuing common stock subscribed	—	20,000
Proceeds from issuance of convertible notes	350,000	—
Proceeds received for preferred shares	—	1,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,287,186	1,329,866

Change in cash and cash equivalents	263,319	162,395

Cash, beginning of the year	838,161	1,011,445

Cash, end of the year	$1,101,480	$1,173,840
SUPPLEMENTAL DISCLOSURES OF CASH FLOW STATEMENTS
Cash paid for interest	$105,627	$—
Cash paid for income taxes	$—	$4,360
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Shares issued in connection with reverse merger	$—	$517
Preferred shares issued in connection with reverse merger	$—	$3
Preferred Shares issued for debt settlement	$—	20
Conversion of convertible debenture to common stock	$376,356	$—
Debt and accrued interest exchanged as part of debt settlement	$—	$1,006,594
Assumption of lease by related party	$—	$20,825
Assumption of debt as part of reverse merger	$—	183,842
Warrants issued to extinguish debt with related party	$—	185,563
Warrants issued as debt discount on convertible debenture	$43,654	$—
Beneficial conversion feature recorded as debt discount	$306,346	$—
Shares issued for common stock subscribed	$485,144	$15,000
Deemed dividend	$—	$3,800,000

See the accompanying notes to the unaudited condensed consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 1 – BUSINESS

Loop Media, Inc. (the “Company”; formerly Interlink Plus, Inc.) is a Nevada corporation. The Company was incorporated under the laws of the State of Nevada on May 11, 2015. On February 5, 2020, the Company and the Company’s wholly owned subsidiary, Loop Media Acquisition, Inc. (“Merger Sub”), a Delaware corporation, closed the Agreement and Plan of Merger (the “Merger Agreement”) with Loop Media, Inc. (“Loop”), a Delaware corporation. Pursuant to the Merger Agreement, Merger Sub merged with and into Loop with Loop as surviving entity and becoming a wholly-owned subsidiary of the Company (the “Merger”).

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

In connection with the Merger, on February 6, 2020, the Company entered into a Purchase Agreement (the “Asset Purchase Agreement”) with Zixiao Chen (“Buyer”) for the sale of assets relating to the Company’s two major business segments: travel agency assistance services and convention services (collectively referred as, the “Business”). In consideration for the assets of the Business, Buyer transferred to the Company 2,000,000 shares of its common stock and agreed to assume and discharge any and all liabilities relating to the Business accruing up to the effective time of the Asset Purchase Agreement. The shares were retired and restored to the status of authorized and unissued shares.

On January 24, 2020 Loop merged ScreenPlay, Inc., a state of Washington corporation, with and into Loop. The certificate of merger was issued by the State of Washington on January 24, 2020 and the certificate of ownership and merger was issued by the State of Delaware on January 24, 2020. For accounting purposes, Loop was the surviving entity. The transaction was accounted for as a recapitalization of Loop pursuant to which Loop was treated as the accounting acquirer, surviving and continuing entity although the Company is the legal acquirer. The Company did not recognize goodwill or any intangible assets in connection with the Merger. Accordingly, the Company’s historical financial statements are those of Loop and its wholly-owned subsidiary, ScreenPlay, immediately following the consummation of this reverse merger transaction.

On June 8, 2020, a 1 for 1.5 reverse stock split of the Company’s common stock became effective. All share and per share information in the accompanying condensed consolidated financial statements and footnotes has been retroactively adjusted for the effects of the reverse split for all periods presented.

Going Concern and Management’s Plans

As of March 31, 2021, the Company reported a cash balance of $1,101,480 and an accumulated deficit of $49,791,259. During the three months ended March 31, 2021, the Company used net cash in operating activities of $2,023,867. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of these unaudited condensed consolidated financial statements.

The Company’s primary source of operating funds since inception has been cash proceeds from debt and equity financing transactions. The ability of the Company to continue as a going concern is dependent upon its ability to generate sufficient revenue and its ability to raise additional funds by way of its debt and equity financing efforts.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s further implementation of the Company’s on-going and strategic plans, which include continuing to raise funds through equity and/or debt raises. Should the Company be unable to raise adequate funds, certain aspects of the on-going and strategic plans may require modification. Management is in the process of identifying sources of capital via strategic partnerships, debt refinancing and equity investments through one or more private placements.

The spread of a novel strain of coronavirus (COVID-19) around the world in the first half of 2020 has caused significant volatility in U.S. and international markets. While the pandemic could ultimately lead to a material adverse impact on the business, results of operations and financial condition of the Company, at the time of issuance, the extent of the impact is uncertain. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company's future operations and liquidity is uncertain as of the date of filing this report.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company for the three months ended March 31, 2021, have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on April 15, 2021.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements are prepared using the accrual basis of accounting in accordance with US GAAP. All inter-company transactions and balances have been eliminated on consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in the fair value of stock-based compensation, the fair value of other equity and debt instruments, fair value of intangible assets, recoverability of license content assets, and useful lives of assets.

Concentration of Credit Risk

The Company grants credit in the normal course of business to its customers. Periodically, the Company reviews past due accounts and makes decisions about future credit on a customer by customer basis. Credit risk is the risk that one party to a financial instrument will cause a loss for the other party by failing to discharge an obligation. The Company’s concentration of credit risk was not significant as of March 31, 2021 and December 31, 2020.

License Content Asset

On January 1, 2020, the Company adopted the guidance in  Accounting Standards Update (“ASU”) 2019-02, Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials, on a prospective basis. The Company capitalizes the fixed content fees and its corresponding liability when the license period begins, the cost of the content is known, and the content is accepted and available for streaming. The Company amortizes licensed content assets into cost of revenue, using the straight-line method over the contractual period of availability. The liability is paid in accordance with the contractual terms of the arrangement.

Equity method investments

The Company accounts for investments in unconsolidated entities under the equity method of accounting if it could exercise significant influence over the operating and financial policies of an entity but does not have a controlling financial interest. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments are reported under the line-item captioned equity method investment income in our condensed consolidated statements of operations. The carrying value of our equity method investments is reported in equity method investments in the condensed consolidated balance sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

Fair Value of Financial Instruments

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

The carrying amount of the Company’s financial instruments, including cash, accounts receivable, deposits, short-term portion of notes receivable and notes payable, and current liabilities approximate fair value due to their short-term nature. The Company does not have financial assets or liabilities that are required under US GAAP to be measured at fair value on a recurring basis. The Company has not elected to use fair value measurement option for any assets or liabilities for which fair value measurement is not presently required.

The Company records assets and liabilities at fair value on nonrecurring basis as required by US GAAP. Assets recognized or disclosed at fair value in the condensed consolidated financial statements on a nonrecurring basis include items such as property and equipment, operating lease assets, goodwill, and other intangible assets, which are measured at fair value if determined to be impaired.

Net Loss per Share

The Company accounts for net loss per share in accordance with Accounting Standards Codification (“ASC”) ASC 260-10, Earnings Per Share, which requires presentation of basic and diluted earnings per share ("EPS") on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares.

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator.

The following securities are excluded from the calculation of weighted average diluted shares at March 31, 2021 and 2020, respectively, because their inclusion would have been anti-dilutive.

	March 31,	March 31,
	2021	2020
Options to purchase common stock	16,782,523	5,812,307
Warrants to purchase common stock	8,673,058	8,217,376
Series A preferred stock	3,066,700	3,066,700
Series B preferred stock	20,000,000	20,000,000
Convertible debentures	6,062,845	6,670,602
Total common stock equivalents	54,585,126	43,766,985

Application of New Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company elected adoption of this standard on its condensed consolidated financial statements and related disclosures effective January 1, 2021.

Recent Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2022. While the Company is currently evaluating the impact that the adoption of this guidance will have on its condensed consolidated financial statements, it does not expect the adoption to have a material impact on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for periods beginning after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

NOTE 3 – EQUITY INVESTMENT

Equity investment in EON Media Group

On December 1, 2020, the Company acquired from Ithaca EMG Holdco LLC (Ithaca) 1,350 ordinary shares and 1,084 preference shares issued by EON Media Group Pte. Ltd (EON Media Group). The transaction resulted in Company acquiring a 20% equity interest in EON Media Group, a privately held company incorporated in Republic of Singapore. As a result of transaction, Ithaca became a stockholder of the Company and its executives will serve as advisors providing input on strategic focus and growth initiatives. EON Media Group is an entertainment company focused on producing syndicated content and providing specialist entertainment advisory and agency services for music festival, brands, and artists. The purchase price consideration for the acquired shares consisted of $750,000 in cash and 454,463 shares of the Company’s common stock valued at $863,480. See Subsequent Event Note 17 for information on 100% acquisition of EON Media Group. The carrying value of the investment as of December 31, 2020 was $1,613,479; and was $1,649,643 higher than its interest in the investee’s underlying net assets. This basis difference of $1,649,643 relates to goodwill recognized upon acquisition of the Company’s interest in Eon Media Group. This goodwill is not amortized. The Company recognized equity method investment income of $1,551 for the three months ended March 31, 2021.

NOTE 4 – INVENTORY

Finished goods were $37,747 and $90,300 as of March 31, 2021 and December 31, 2020, respectively. Inventories were valued at the lower of cost or net realizable value. Cost is determined using the first-in-first-out basis for finished goods. Differences between lower of cost or net realizable value were not significant. The Company recorded $0 for inventory obsolescence as of March 31, 2021 and December 31, 2020, respectively.

The Company’s inventory consisted of the following on March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Computers	$8,430	$6,195
Hasp keys	4,082	—
Loop player	25,235	84,105
Total inventory	$37,747	$90,300

NOTE 5 – NOTE RECEIVABLE

On December 23, 2014, SPI entered a promissory note receivable whereby it advanced $137,860 to Lodestar Entertainment, LLC. Initially this note bore interest at 4% per annum and was collected in monthly installments of $851, including both interest and principal and had a maturity date of July 1, 2034. On March 31, 2021, the Company recorded bad debt expense for the note receivable of $105,720. Interest earned for the period ended March 31, 2021 and March 31, 2020 was $0 and $1,120, respectively.

	March 31,	December 31,
	2021	2020
Current portion	$105,720	$10,215
Long-term portion	—	96,498
	105,720	106,713
Less: bad debt expense	(105,720)	—
Total note receivable, net	$—	$106,713

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

As of March 31, 2021, license content assets were $1,468,700 recorded as License content asset, net – current and $324,103 recorded as License content asset, net – noncurrent.

The Company recorded amortization expense of $301,807 and $0 for the periods ended March 31, 2021 and 2020, respectively, in cost of revenue, in the condensed consolidated statements of operations, related to capitalized license content assets. The amortization expense for the remaining nine months ended December 31, 2021 is $982,881 and for year ended December 31, 2022 is $809,922.

License Content Liabilities

At March 31, 2021, the Company had $1,636,500 of obligations comprised of $1,251,500 in License content liability – current and $385,000 in License content liability – noncurrent on the condensed consolidated balance sheets. The expected timing of payments for these content obligations is $1,251,500 payable in 2021 and $385,000 payable by March 31, 2022 or thereafter. Certain contracts provide for recoupment of payments on minimum obligations during the term of the contracts.

NOTE 7 – EQUIPMENT

The Company’s equipment consisted of the following on March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Equipment	$464,456	$464,456
Software	53,450	53,450
	517,906	517,906
Less: accumulated depreciation	(496,727)	(493,760)
Total, equipment net	$21,179	$24,146

Depreciation expense charged amounted to $2,967 and $3,013 for the three months ended March 31, 2021 and March 31, 2020, respectively.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31,2021, and December 31, 2020, the balance of goodwill was $583,086.

The Company’s other intangible assets consisted of the following at March 31, 2021 and December 31, 2020:

		March 31,	December 31,
	Useful life	2021	2020
Screenplay brand	not applicable	$—	$130,000
Customer relationships	nine years	1,012,000	1,012,000
Content library	two years	198,000	198,000
Technology	two years	2,671,233	2,671,233
Total intangible assets, gross		3,881,233	4,011,233

Less: Impairment of intangible assets		—	(130,000)
Less: accumulated amortization		(1,065,750)	(711,967)
Total intangible accumulated amortization		(1,065,750)	(841,967)
Total intangible assets, net		$2,815,483	$3,169,266

In October 2020, the Company acquired Spkr, Inc. technology intangible asset valued at $2,671,233. Amortization expense charged to operations amounted to $353,783 and $56,291 respectively, for the three months ended March 31, 2021 and 2020, respectively.

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

Lease liability is summarized below:

	March 31,	December 31,
	2021	2020
Short term portion	$156,355	$145,271
Long term portion	161,754	208,625
Total lease liability	$318,109	$353,896

Maturity analysis under these lease agreements are as follows:

Nine months ending December 31, 2021	$135,537
2022	186,012
2023	31,319
Total undiscounted cash flows	352,868
Less: 10% Present value discount	(34,759)
Lease liability	$318,109

Lease expense for the three months ended March 31, 2021 and 2020 was comprised of the following:

	Three Months Ended
	March 31,
	2021	2020
Operating lease expense	$44,444	$44,444
Short-term lease expense	6,298	1,115
Total lease expense	$50,742	$45,559

Lease expense is included in selling, general and administration expenses in the condensed consolidated statement of operations.

For the three months ended March 31, 2021, cash payments against lease liabilities totaled $45,060, accretion on lease liability of $8,708.

For the three months ended March 31, 2020, cash payments against lease liabilities totaled $38,517, accretion on lease liability of $11,999 and non-cash transactions totaled $20,825 to recognize assumption of lease by a related party.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Weighted-average remaining lease term	1.94 years
Weighted-average discount rate	10%

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Accounts payable	$356,788	$683,845
Interest payable	34,797	59,818
Accrued liabilities	337,917	193,500
Payroll liabilities	55,532	27,113
Total accounts payable and accrued expenses	$785,034	$964,276

NOTE 11 – NOTE PAYABLE

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

The program further provides that the payment of certain qualified expenses from the proceeds received can be eligible for loan forgiveness. The qualified payments must consist of at least 60% for payroll costs and the remaining amount up to a maximum of 40% can be used for certain non-payroll related costs such as mortgage interest, rent and utilities. The bank that issued the loan will determine how much of the loan will be forgiven based upon the information provided by the Company along with evidence of such costs. The $573,500 has been accounted for as a liability on Loop’s balance sheet as of March 31, 2021 (See 2nd PPP in Note 17). Any amount that is forgiven will be accounted for as other income at the time the forgiveness is determined. Any amount that is not forgiven will remain on the balance sheet as a long-term liability and accrued interest. The remaining balance will be repaid with interest over the remaining term of the loan.

The CARES Act also provided that businesses affected by the Coronavirus pandemic would be eligible to apply for a loan under the Economic Injury Disaster Loan (“EIDL”) Program of the SBA. However, a business can only apply for a loan under PPP or EIDL, but not both. Loop applied for an EIDL loan as well but accepted the PPP Loan and therefore was no longer eligible to borrow under the EIDL Program. However, as part of the EIDL loan application process, Loop was able to request a $10,000 grant from the EIDL Program. The grant does not have to be repaid as a result of not getting the EIDL. However, the $10,000 grant will be reduced against the amount of the PPP loan qualifying to be forgiven. The $10,000 EIDL grant was recognized as other income in the second quarter of 2020.

NOTE 12 – CONVERTIBLE DEBENTURES PAYABLE

Convertible debentures payable are presented in two sections, convertible debentures to related parties and convertible debentures to non-related parties. The conversion prices below have been adjusted for the reverse stock split.

A description of the convertible debentures to related parties follows:

	March 31,	December 31,
Convertible debentures to related parties	2021	2020
Unsecured convertible debentures issued to related parties, amended October 23, 2020, interest at 10% per annum beginning November 1, 2020, monthly payments of unpaid interest accrued at 12.5% per annum will be paid in arrears through March 31, 2021, beginning April 1, 2021, the Company starts paying equal monthly installments of principal and interest at 10% per annum through December 1, 2023	$3,000,000	$3,000,000

Accrued interest rolled into the related party debenture above.	232,235	232,235

Convertible debenture issued to related party, as part of a private placement offering to participate in a convertible debenture and warrant purchase agreement for up to $3,000,000 dated December 1, 2020, due December 1, 2022, cash interest at 4% per annum and payment in kind (PIK) interest at 6% payable in the Company’s common stock, all interest is determined on a 360 day basis, cash interest is payable in arrears twelve months from the issue date on November 30, 2021, then six months in arrears on June 1, 2022, then six months in arrears on December 1, 2022, the accrued PIK interest is payable in shares of common stock as determined below on June 1, 2021, December 1, 2021, June 1, 2022 and December 1, 2022, secured by the existing and future assets of the Company

	750,000	750,000

Total convertible debentures payable to related parties	$3,982,235	$3,982,235
Debt discount associated with convertible debentures to related parties	(2,237,862)	(2,478,762)
Total convertible debentures payable to related parties, net	1,744,373	1,503,473
Less current portion of convertible debentures payable to related parties, net	(467,404)	(279,705)
Long-term portion of convertible debentures payable to related parties, net	$1,276,969	$1,223,768

Convertible debentures, related party $3,000,000, amended October 23, 2020

Prior terms

On December 12, 2018, the Company issued $3,000,000 in convertible debentures, which have a maturity date of December 1, 2023 (the “Maturity Date”). The debentures accrued interest monthly at a rate of 10% per annum, simple interest. Accrued unpaid interest became payable monthly beginning February 1, 2019 through May 1, 2020. Any accrued unpaid interest outstanding on May 1, 2020 could be converted into shares or added to the face amount of the loan. Beginning June 1, 2020 through January 1, 2021 the Company would make monthly installments of interest only payments. Beginning January 1, 2021, the Company will make monthly installments of principal and interest through December 1,

2023. At the option of the holders, the debentures are convertible at any time prior to the Maturity Date in whole or in parts into common shares of the Company at a price of $0.60 per common share.

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

For the three months ended March 31, 2021 and 2020, the amortized debt discount recorded as interest expense was $148,433 and $149,507, respectively.

The Company was not able to make the payments required under the terms of the convertible debentures and was amended on October 31, 2019 to allow for more favorable terms and become compliant under the agreement. The convertible debentures were amended to provide for interest to be accrued from November 1, 2019 through April 2020 and at the sole discretion of the note holder to be paid either by common stock of the Company or added to the balance of the loan. The note holders elected to add the accrued interest in the amount of $150,411 to the balance of the loan. It further provided that beginning June 1, 2020, monthly payments of unpaid accrued interest will be made through December 2020 and beginning January 1, 2021, the Company will pay equal monthly installments of principal and interest through December 1, 2023 and any unpaid principal and interest outstanding will be immediately due and payable on December 1, 2023.

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

The second amendment further provides that beginning November 1, 2020, monthly payments of unpaid interest accrued at 12.5% per annum will be paid in arrears through March 31, 2021, beginning April 1, 2021, the Company starts paying equal monthly installments of principal and interest computed at 10% per annum through December 1, 2023. The Company accounted for this amendment to the note under ASC 470-50-40-10 as a debt modification due to the present value of the cash flows under the new amendment terms is less than 10% different from the present value of the remaining cash flows of the current terms and recognized no gain or loss on modification on October 23, 2020.

Convertible debentures, related party - $750,000, December 1, 2020

On December 1, 2020, the Company offered, in a private placement, the aggregate offering amount of up to $3,000,000 of Senior Secured Promissory Debentures, with a minimum subscription amount of $250,000 and common stock warrants with an aggregate exercise price of $750,000 and aggregate exercisable warrant shares of 272,727 shares. The Senior Secured Promissory Debentures under the offering accrue cash interest at 4% per annum and payment in kind (PIK) interest at 6% payable in the Company’s common stock, determined on a 360-day basis. Cash interest is payable in advance for the period from the issue date to November 30, 2021 and then is payable six months in arrears on June 1, 2022, then six months in arrears on December 1, 2022. The accrued PIK interest is payable in shares of common stock in an amount equal to the amount of PIK Interest accrued as of such date, divided by the VWAP of common stock during each trading day during the ten-trading day period ending one trading day prior to the PIK Interest Payment due dates of June 1, 2021, December 1, 2021, June 1, 2022, and December 1, 2022. The Senior Secured Promissory Debentures define VWAP as the average of the daily dollar volume-weighted average sale price for the Company’s common stock on the Pink Open Market or other market operated by OTC Markets Group, Inc. on any trading day, as reported by Bloomberg Financial Markets.

At the option of the Senior Secured Promissory Note holders, the debentures are convertible at the earlier of a change of control event, a Qualified Initial Public Offering (“IPO”), both of which are defined in the Promissory Note Agreement or the maturity date of December 1, 2022. If the conversion takes place at the maturity date, the note will be converted in whole or in parts (which cannot be less than 50% of the amount due under the note) into a number of shares equal to the amount due divided by the average of the VWAP of common stock during each trading day during the thirty trading day period ending one trading day prior to the maturity date. If the conversion takes place at the change of control date, the note will be converted into a number of shares equal to the amount due divided by the average of the VWAP of common stock during each trading day during the ten trading day period ending one trading day prior to the change of control effective date. In the event of a Qualified IPO, but subject to the closing of such Qualified IPO, the amount due shall convert in full on the closing date of such Qualified IPO into several shares equal to the amount due on such closing date divided by the applicable IPO conversion price, as defined in the Promissory Note Agreement.

The only Senior Secured Promissory Note (the note) entered into under this offering in 2020 was to a related party in the amount of $750,000 whom also received common stock warrants with an aggregate exercise price of $187,500 and aggregate exercisable warrant shares of 68,182 shares. The note was amended to provide that the cash interest for the period from the issue date to November 30, 2021 is payable on November 30, 2021 instead of being paid in advance. The allocation of the $750,000 in gross proceeds from issuance of the note based on the relative fair values resulted in an allocation of $36,949 to the warrants and $713,051 to the note. The relative fair value of the warrants above was determined on the date of grant using the Black Scholes option-pricing model with the following parameters: (1) risk free interest rate of 0.22%; (2) expected life in years of 3.0; (3) expected stock volatility of 61.43%; and (4) expected dividend yield of 0%. In addition, because the effective conversion rate was indeterminate as of the date of the Promissory Note issuance, a beneficial conversion feature was present at the issuance date.

The beneficial conversion feature totaled $713,051 and was recorded as a debt discount. The Company also recorded the allocated fair value of the warrants $36,949 as additional debt discount. The total initial unamortized debt discount was $750,000 and is amortized to interest expense using effective interest method over the life of the convertible debentures.

For the three months ended March 31, 2021 and 2020, the amortized debt discount recorded as interest expenses was $92,466 and $0, respectively.

The following table presents the components of the convertible debenture as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
Convertible debentures to non-related parties	2021	2020

Convertible debentures issued to a founder and former officer of the Company in conjunction with redemption of 20,000,000 shares of common stock, interest at 10% per annum, amended as of October 22, 2020, provides that monthly payments of $7,939 including principal and interest are to be made beginning December 1, 2020 through its maturity date of December 1, 2023

secured by 5,000,000 shares of the Company’s common stock which are owned by the Company’s President	$228,229	$246,044

Secured convertible debenture, interest at 11% per annum, accrued monthly and the outstanding principal and unpaid accrued interest was due January 8, 2021 Debenture and $50,213 of unpaid accrued interest was converted into 1,003,618 shares of common stock on January 8, 2021. Secured by primary interest in all assets of the Company	—	326,143

Convertible debenture issued as part of a private placement offering to participate in a convertible debenture and warrant purchase agreement for up to $3,000,000 dated December 1, 2020, due December 1, 2022, this convertible debenture was issued on January 12, 2021, cash interest at 4% per annum and payment in kind (PIK) interest at 6% payable in the Company’s common stock, all interest is determined on a 360 day basis, cash interest for the eleven month period ending November 30, 2021 was paid in advance on the debenture issue date, then six months in arrears on June 1, 2022, then six months in arrears on December 1, 2022, the accrued PIK interest is payable in shares of common stock as determined below on June 1, 2021, December 1, 2021, June 1, 2022 and December 1, 2022, secured by the existing and future assets of the Company

	350,000	—

Total convertible debentures payable to non-related parties	$578,229	$572,187
Debt discount associated with convertible debentures to non-related parties	(326,870)	(18,079)
Total convertible debentures payable to non-related parties, net	251,359	554,108
Less current portion of convertible debentures payable to related parties, net	(69,665)	(393,943)
Long-term portion of convertible debentures payable to related parties, net	$181,694	$160,165

Convertible debentures, non related party - $287,000, December 1, 2018

Original terms

On December 1, 2018, the Company entered into a redemption agreement with one of its former officers to repurchase 20,000,000 shares of Class A common stock. The terms of this agreement required that the Company issue a convertible debenture to this stockholder in the amount of $287,000 and pay the amount of accrued expenses owed to him of $134,000 in four quarterly payments beginning October 1, 2019. The first two quarterly payments totaled $67,000 were paid in January 2020 but the remaining $67,000 had not been paid. The convertible debenture originally provided for interest at 10% per annum, interest to accrue through September 1, 2019, beginning October 1, 2019 monthly payments of unpaid accrued interest will be made through May 1, 2020, beginning June 1, 2020, the Company will pay equal monthly installments of principal and interest through December 1, 2023.

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

The discount is amortized to interest expense using effective interest method over the life of the convertible debentures. For the three months ended March 31, 2021 and 2020, the amortized debt discount recorded as interest expenses was $1,528 and $1,545, respectively.

First Amendment of terms

The Company did not make all the payments due under the convertible loan agreement entered with a founder and former officer of the Company and entered into a second agreement to modify the payment terms on October 22, 2020. At the date of this amendment, the Company owed unpaid accrued interest through May 31, 2020 amounting to $43,011 and unpaid principal and interest payments from June 1, 2020 to October 1, 2020 in the amount of $40,814 for a total of $83,825. To remove the default, the Company amended the terms of the convertible note on October 22, 2020 to provide for the unpaid interest accrued through May 31, 2020 plus the unpaid principal and interest payments from June 1, 2020 to October 1, 2020 amounting to $83,825 to be paid on the date of the agreement.

In addition, the amendment required that the Company pay on October 22, 2020, $28,587 of the outstanding balance of accrued expenses due to the founder and former officer for a total payment of $112,412. The Company paid the remaining balance of the $67,000 owed, amounting to $38,412 on March 31, 2021, as further provided in the amendment. Additionally, the amendment provided that the November 1, 2020 payment was deferred to December 1, 2020. Since the convertible note was not converted into the Company’s common stock, the terms of the original note resumed on December 1, 2020. The Company accounted for this amendment to the note under ASC 470-50-40-10 as a debt modification due to the present value of the cash flows under the new amendment terms is as least 10% different from the present value of the remaining cash flows of the current terms and recognized no gain or loss on modification on December 31, 2020.

Convertible debentures, non related party - $326,143, July 12, 2019

Original terms

On July 12, 2019, the Company entered into a loan agreement with a lender for a loan amount up to $200,000. The loan provided an interest rate of 11% accrued monthly with principal and accrued unpaid interest due on January 8, 2021. The loan required the Company to pay a loan fee of 2% ($4,000) upon execution. The loan provides for a prepayment penalty of 4% of the amount prepaid plus all interest accrued to the date of the prepayment. The loan was secured by a primary interest in all assets of the Company.

Amendments to the loan

During the remainder of 2019, the Company amended the loan twice to provide for an increase in the maximum loan amount to $400,000 and to restructure the loan as a convertible debenture. At the option of the debenture holder, the debenture is convertible at any time prior to the maturity date in whole or in parts into common shares of the Company. The conversion price was initially deemed to be $0.60 per common share.

The Company evaluated the embedded conversion feature in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging – Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the embedded conversion feature did not meet the definition of a liability, and therefore, did not account for it as a separate derivative liability. The embedded conversion feature was fair valued at $146,678 using the Black Scholes Method and recorded as loss on extinguishment of debt and offset to additional paid-in capital as of December 31, 2019. The Company also charged the additional loan fees of $6,473 to loss on extinguishment of debt.

The Company evaluated the embedded conversion feature’s effective conversion rate to be less than the fair value of the Company’s stock price on the date of issuance and determined that a beneficial conversion feature was present at the issuance date. The beneficial conversion feature totaled $29,967 and was recorded as a debt discount and offset to additional paid-in capital as of December 31, 2019.

 The amendments also provided that at the lender’s request, the Company will issue one share of its common stock for every dollar loaned. The total amount borrowed under this loan was $326,143 and the Company recorded the obligation to issue 326,143 common shares with a value of $135,144 as common stock subscribed but not yet issued and debt discount. After considering the 1 to 1.5 shares reverse stock split, the number of shares to be issued would be 217,429.

The Company subsequently identified Interlink Plus, Inc. (Interlink) as a merger target and amended the loan to change the conversion price to $0.375 per common share. The Company wrote off the remaining unamortized debt discount of $141,663 at the time of the change in conversion price as loss on extinguishment of debt. After the change to the conversion price, a new embedded conversion feature was re-calculated as $110,281 which was charged to additional-paid-in-capital. The difference between the embedded conversion feature previously calculated of $146,678 and the recalculated amount of $110,281 or $36,397 was offset against loss on extinguishment of debt. This resulted in the debt discount for the loan being completely written off.

Effective January 8, 2021, the lender elected to convert the outstanding loan amount of $326,143 plus accrued interest of $50,213 for a total of $376,356 into shares of the Company’s common stock at the conversion price of $0.375 per share. The lender received 1,003,618 shares of common stock from this conversion and the Company recognized no gain or loss.

As noted above, at the lender’s request, the Company will issue one share of its common stock for every dollar loaned. On January 8, 2021, the lender also requested that the shares represented by the loan amount of $326,143 be issued in the amount of 217,429 shares which will also result in the reduction of common stock subscribed but not yet issued in the amount of $135,144.

Convertible debentures, non related party - $350,000, January 12, 2021

Another Senior Secured Promissory Note (the note) under the offering described above under Convertible Debentures, Related Party was entered into in the amount of $350,000 and the lender also received common stock warrants with an aggregate exercise price of $240,625 and aggregate exercisable warrant shares of 87,500 shares. As noted above, the note accrues cash interest at 4% per annum and payment in kind (PIK) interest at 6% payable in the Company’s common stock, determined on a 360-day basis. Cash interest was paid in advance for the period from the issue date to November 30, 2021 and then is payable six months in arrears on June 1, 2022, then six months in arrears on December 1, 2022. The accrued PIK interest is payable in shares of common stock in an amount equal to the amount of PIK Interest accrued as of such date, divided by the VWAP of common stock during each trading day during the ten-trading day period ending one trading day prior to the PIK Interest Payment due dates of June 1, 2021, December 1, 2021, June 1, 2022, and December 1, 2022.

The allocation of the $350,000 in gross proceeds from issuance of the note based on the relative fair values resulted in an allocation of $43,654 to the warrants and $306,346 to the note. The relative fair value of the warrants above was determined on the date of grant using the Black Scholes option-pricing model with the following parameters: (1) risk free interest rate of 0.22%; (2) expected life in years of 3.0; (3) expected stock volatility of 61.43%; and (4) expected dividend yield of 0%. In addition, because the effective conversion rate was indeterminate as of the date of the Promissory Note issuance, a beneficial conversion feature was present at the issue date.

The beneficial conversion feature totaled $306,346 and was recorded as a debt discount. The Company also recorded the allocated fair value of the warrants of $43,654 as additional debt discount. The total initial unamortized debt discount was $350,000 and is amortized to interest expense using the effective interest method over the life of the convertible debentures.

For the three months ended March 31, 2021 and 2020, the amortized debt discount recorded as interest expense was $39,680 and $0, respectively.

Maturity analysis as of March 31, 2021 under total convertible debentures, net are as follows:

2021	$845,429
2022	2,342,467
2023	1,372,568
Convertible debentures payable, related and non related party	4,560,464
Less: Debt discount on convertible debentures payable	(2,564,732)
Total convertible debentures payable, related and non related party, net	$1,995,732

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of March 31, 2021.

NOTE 14 – RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

The Company borrowed funds for business operations from certain shareholders through convertible debt agreements and has remaining balances, including accrued interest amounting to $3,982,235 and $3,988,693 as of March 31, 2021 and December 31, 2020, respectively. The Company incurred interest expense for these convertible notes in the amounts of $118,117 and $74,795 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 15 –STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

The Company is authorized to issue 16,666,667 shares of its $0.0001 par value preferred stock. As of March 31, 2021, and December 31, 2020, the Company had 30,667 and 30,667 shares of Series A convertible preferred stock issued and outstanding, respectively. As of March 31, 2021, and December 31, 2020, the Company had 200,000 and 200,000 shares of Series B convertible preferred stock issued and outstanding, respectively.

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

Common stock

The Company is authorized to issue 316,666,667 shares of its $0.0001 par value common stock. As of March 31, 2021 and December 31, 2020, there were 121,193,056 and 118,128,008, respectively, shares of common stock issued and outstanding.

Three months ended March 31, 2020

The Company issued an aggregate of 1,040,000 shares of its common stock for gross cash proceeds of $390,000. The Company recorded no offering costs.

The Company issued 40,000 shares of its common stock to satisfy common stock subscribed of $15,000.

The Company issued 4,000,000 shares of its common stock for consulting services valued at $1,500,000.

The Company issued 5,168,931 shares of its common stock and 30,667 shares of Preferred A shares as part of the merger with Interlink. The Company also assumed debt to a related party of $180,000 and accrued interest of $3,842 and charged $80,134 of legal expenses related to the reverse merger to additional paid in capital.

The Company issued 200,000 shares of its Series B convertible preferred stock in exchange for (i) $1,000,000 in cash and (ii)  cancellation of loan and accrued interest of $1,006,594. The fair value of the common stock into which the Series B convertible preferred stock is convertible was $9,600,000 on the date of issuance. The Company applied the guidance in ASC 470-20.

The allocated fair value of the Series B convertible preferred stock exceeded the $1,000,000 cash proceeds by $3,800,000 which was recorded by the Company as a deemed dividend.

The Company received $20,000 for common stock subscribed of 53,333 shares.

Three months ended March 31, 2021

The Company issued an aggregate of 1,564,000 shares of its common stock for gross cash proceeds of $1,955,000. The Company recorded no offering costs.

The Company issued 497,429 shares of its common stock in satisfaction of a common stock subscription of $485,144.

The Company converted a convertible note plus accrued interest in the amount of $376,356 into 1,003,618 shares of its common stock.

NOTE 16 – STOCK OPTIONS AND WARRANTS

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

The following table summarizes the stock option activity for the three months ended March 31, 2021:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2020	8,312,307	$0.76	8.03	$20,397,450
Grants	8,470,216	1.08	9.92	15,405,389
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2021	16,782,523	$0.92	8.86	$33,226,023
Exercisable at March 31, 2021	9,697,861	$0.81	8.17	$20,238,012

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $2.90 as of March 31, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at March 31, 2021:

Options outstanding
		Weighted	Options
		average	exercisable
Exercise	Number of	remaining life	number of
price	options	in years	options
$0.86	1,148,372	5.42	1,148,372
0.66	4,663,935	7.59	4,663,935
0.89	2,500,000	9.21	1,378,000
0.57	300,000	9.92	300,000
1.10	8,170,216	9.92	2,207,554
Total	16,782,523	8.86	9,697,861

Stock-based compensation

The Company recognizes compensation expense for all stock options granted using the fair value based method of accounting. During the three months ended March 31, 2021, the Company issued 8,470,216 options valued at $2.11 per option. The Company recorded stock-based compensation of $5,372,063 for the above options.

In March 2021, the Company awarded 16,045,216 options under its 2020 Equity Incentive Compensation Plan to certain employees and non-employees hired before March 5, 2021. Subsequently, the total number of options awarded was adjusted to 8,470,216. On April 27, 2021, the plan was approved by the Company’s shareholders and is fully effective and increased the underlying common stock of 14,600,000. Stock options cannot be exercised until nine months after the Company’s common stock is listed on a national exchange.

The Company calculated the fair value of options issued using the Black-Scholes option pricing model, with the following assumptions:

March 31, 2021

Weighted average fair value of options granted	$2.11
Expected life	9.42 – 10.00 years
Risk-free interest rate	1.56%
Expected volatility	50.00%
Expected dividends yield	0%
Forfeiture rate	0%

The stock-based compensation expense related to option grants was $5,419,800 and $0 respectively for the three months ended March 31, 2021 and 2020.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants outstanding			Warrants exercisable
		Weighted			Weighted
		average			average
		remaining	Weighted		remaining
		contractual	average		contractual
	Number	life	exercise	Number	life
Exercise prices	outstanding	(years)	price	exercisable	(years)
$0.86	3,850,709	6.12	$0.86	3,850,709	6.37
0.38	2,000,000	5.69	0.38	2,000,000	5.93
0.75	2,666,667	8.95	0.75	2,666,667	9.20
2.75	155,682	2.74	2.75	155,682	2.92

The following table summarizes the warrant activity for the three months ended March 31, 2021:

		Weighted
		average
		exercise
	Number of	price per
	shares	share
Outstanding at December 31, 2020	8,585,558	$0.73
Issued	87,500	2.75
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2021	8,673,058	$0.75

There was no intrinsic value for warrants as of March 31, 2021 and 2020, respectively. During first quarter 2020, the Company assumed a related party note of $180,000 and associated accrued interest of $3,842 as part of the reverse merger with Interlink. On March 11, 2020, the Company issued 2,666,667 warrants valued at $702,219 to retire the $180,000 debt and $5,563 of accrued liabilities. Also during the first quarter 2020, the Company issued 300,000 warrants to a company for consulting services performed and recorded $492,000 in consulting expense and 68,182 warrants to a related party in conjunction with a senior secured convertible note in the amount of $750,000 and recorded the allocated fair value of the warrants of $36,949 as additional debt discount.

During the quarter ended March 31, 2021, the Company issued 87,500 warrants in conjunction with the issue of a senior secured convertible note in the amount of $350,000 and recorded the allocated fair value of the warrants of $43,654 as additional debt discount.

The Company calculated the fair value of warrants issued using the Black-Scholes option pricing model, with the following assumptions:

March 31, 2021

Weighted average fair value of warrants granted	$0.50
Expected life	3.00 years
Risk-free interest rate	0.22%
Expected volatility	61.43%
Expected dividends yield	0%
Forfeiture rate	0%

NOTE 17 – SUBSEQUENT EVENTS

Share Purchase Agreement

The Company entered into a Share Purchase Agreement dated August 1, 2020 for the private offer to a limited number of accredited investors of up to $7,600,000 worth of restricted shares of common stock of the Company at an issue price of $1.25 per share. The common stock is subject to restriction on resales until that date that is 365 days following the relevant closing date for any individual investor. Subsequent to March 31, 2021, the Company has raised an aggregate of $200,000 and issued 160,000 shares under the Share Purchase Agreement.

Conversion of Series A Preferred Stock

A shareholder owning 20,000 shares of series A convertible preferred stock converted the shares into 2,000,000 shares of the Company’s common stock on May 5, 2021.

Issuance of Warrants

On April 23, 2021 as part of separation agreement, a former employee received 50,000 warrants with an exercise price of $2.80 per share. This Warrant may be exercised during the period commencing upon the issue date and ending on the earliest of (a) April 23, 2029; or (b) nine months after the Company is listed on an exchange registered as a national securities exchange; or (c) a change of control (as defined in the warrant agreement).

Senior secured convertible promissory debentures

On December 1, 2020, the Company offered, in a private placement, the aggregate offering amount of up to $3,000,000 of Senior Secured Promissory Debentures, with a minimum subscription amount of $250,000 and common stock warrants with an aggregate exercise price of $750,000 and aggregate exercisable warrant shares of 272,727 shares. In April 2021, the Board of Directors increased the offering amount of the Senior Secured Promissory Debentures to $3,100,000 and the aggregate exercise price to $903,125 and the aggregate exercisable warrant shares to 328,409. The Company entered into a senior secured promissory debenture agreement with a related party under this offering on April 1, 2021 in the amount of $800,000. The related party received 72,727 warrants to purchase the Company’s common stock at $2.75 per share, in conjunction with the promissory debenture. This Warrant may be exercised during the period commencing upon the issue date and ending on the earliest of: (a) December 1, 2022; or (b) immediately prior to the closing of a Qualified IPO; or (c) a Change of Control (as defined in the warrant agreement).

PPP Loan round 1 Forgiveness

On May 10, 2021, the Company received a notification from the Small Business Association for the full forgiveness of the PPP loan of $573,500 received on April 27, 2020 (Note 11).

PPP Loan round 2

On April 26, 2021, the Company received the proceeds from a loan in the amount of $486,638, pursuant to the Paycheck Protection Program of the CARES Act (“PPP”). The loan matures on April 19, 2026 and bears interest at a rate of 1% per annum. The loan is evidenced by a promissory note, dated as of April 19, 2021 which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. All or a portion of the loan may be forgiven by the U.S. Small Business Administration (the “SBA”) upon application by the Company beginning 8 weeks but not later than 24 weeks (“covered period”) after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Repayment begins 10 months after the last day of the covered period. In the event the loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. While the Company intends to apply for the forgiveness of the loan, there is no assurance that the Company will obtain forgiveness of the loan in whole or in part. The Company intends to use the proceeds from the loan for qualifying expenses.

The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to consider its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria.

EON Media Group acquisition

On April 27, 2021, the Company acquired the remaining 80% of EON Media Group. EON Media Group is an entertainment company focused on producing syndicated content and providing specialist entertainment advisory and agency services for music festivals, brands, and artists. See Equity Method Investment of EON Media Group in Note 3. The purchase price consideration consisted of $750,000 in cash plus 2,003,435 shares of common stock, valued at $5,689,755. The Company is in the process of finalizing the purchase accounting and valuation work associated with the acquisition.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In connection with the Merger, on February 6, 2020, the Company entered into a Purchase Agreement (the “Asset Purchase Agreement”) with Zixiao Chen (“Buyer”) for the sale of assets relating to the Company’s two major business segments: travel agency assistance services and convention services (together, the “Business”). In consideration for the assets of the Business, Buyer transferred to the Company 2,000,000 shares of the Company’s common stock and agreed to assume and discharge any and all liabilities relating to the Business accruing up to the effective time of the Asset Purchase Agreement. The shares will be retired and restored to the status of authorized and unissued shares.

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

For the three months ended March 31, 2021, substantially all our revenues were derived from the historical business of ScreenPlay, which relies on a Subscription service-based model using older and more expensive A/V technology. Our revenues for the three months ended March 31, 2021 did not contain any significant contribution from any Ad-Supported Services or the provision of the Loop Player to OOH venues or our Loop App to retail consumer end users.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

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

The carrying amount of the Company’s financial instruments, including cash, accounts receivable, deposits, short-term portion of notes receivable and notes payable, and current liabilities approximate fair value due to their short-term nature. The Company does not have financial assets or liabilities that are required under the US GAAP to be measured at fair value on a recurring basis. The Company has not elected to use fair value measurement option for any assets or liabilities for which fair value measurement is not presently required.

The Company records assets and liabilities at fair value on nonrecurring basis as required by the US GAAP. Assets recognized or disclosed at fair value in the condensed consolidated financial statements on a nonrecurring basis include items such as property and equipment, operating lease assets, goodwill, and other intangible assets, which are measured at fair value if determined to be impaired.

License Content Assets

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

Results of Operations

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020

Three months ended March 31,	2021	2020	$ variance	% variance

Content and streaming services	$375,415	$383,541	$(8,126)	(2)%
Content subscription services	390,290	411,029	(20,739)	(5)%
Hardware for ongoing subscription content	28,338	31,818	(3,480)	(11)%
Total revenue	794,043	826,388	(32,345)	(4)%

Cost of revenue	724,578	212,259	512,319	241%

Gross Profit	69,465	614,129	(544,664)	(89)%

Operating expenses:
Selling, general and administration	7,906,284	3,058,653	4,847,631	158%
Total Operating expenses	7,906,284	3,058,653	4,847,631	158%

Loss from Operations	(7,836,819)	(2,444,524)	(5,392,295)	221%

Income from equity investment	1,551	—	1,551	100%
Interest income	5,657	1,284	4,373	341%
Interest expense	(415,918)	(247,441)	(168,477)	68%
Inducement expense	—	(3,793,406)	3,793,406	(100)%
Total Other income (expense)	(408,710)	(4,039,563)	3,630,853	(90)%

Provision for income taxes	(1,586)	—	(1,586)	—%

Net loss	$(8,247,115)	$(6,484,087)	$(1,763,028)	27%

Revenues

The Company’s revenue declined for the three months ended March 31, 2021 from March 31, 2020 by $32,345 or 4%. The primary cause for this slight decline in revenue is reduction in content subscription services due to the coronavirus pandemic. Reduction in services unfavorably impacted the demand for content and streaming services for the three months ended March 31, 2021, as compared to the same period in 2020.

Cost of revenue

The cost of revenue increased by 241% for the three months ended March 31, 2021 compared to the same comparable period in 2020 primarily due to the recording of amortization of license content assets of $301,807 and contractor stock compensation of $131,250 in 2021 that did not occur for the same comparable period in 2020.

Total Operating Expenses

Total Selling, General and Administration increased in the three months ended March 31, 2021 over the same comparable period of 2020 by $4,847,631 or 158% because of significant increase in stock compensation expense and intangible asset amortization.

The Company recorded employee stock compensation expense totaling $5,288,550 during the three months ended March 31, 2021 as compared to $1,500,000 for the same comparable period in 2020.

The Company wrote off a note receivable for $105,720 during the three months ended March 31, 2021 as compared to $0 for the same comparable period in 2020.

The Company recorded intangible asset amortization of $353,783 for the three months ended March 31, 2021, as compared to $56,292 for the same comparable period in 2020.

Other income and expenses

There was a decrease in other income and expense of $3,630,853. This was primarily due to recording of inducement expense of $3,793,406 related to the issuance of Series B convertible preferred stock for cash and induced debt extinguishment in 2020. This was increased by interest expense of $168,477 for the three months ended March 31, 2021, as compared to the same comparable period in 2020. Interest expense increased for the three months ended March 31, 2021 verses March 31, 2020 due to the related party convertible debenture of $750,000 and non-related party convertible debenture of $350,000 recorded in the three months ended March 31, 2021. The Company recorded income from its equity investment in EON Media Group of $1,551 for the three months ended March 31, 2021.

No convertible debentures to related party and non-related party were recorded in the three months ended March 31, 2020. For the three months ended March 31, 2021, amortization of the related party convertible debenture of $750,000 discount was $92,466 and interest expense was $18,493. For the three months ended March 31, 2021, amortization of the non-related party convertible debenture of $350,000 discount was $39,680 and interest expense was $7,479.

Liquidity and Capital Resources

As of March 31, 2021, the Company had cash of $1,101,480. The following table provides a summary of the Company’s net cash flows from operating, investing, and financing activities.

	Three months ended
	March 31,	March 31,
	2021	2020
Net cash used in operating activities	$(2,023,867)	$(1,168,905)
Net cash provided by investing activities	—	1,434
Net cash provided by financing activities	2,287,186	1,329,866
Change in cash	263,319	162,395

Cash, beginning of period	838,161	1,011,445
Cash, end of period	$1,101,480	$1,173,840

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

Net Cash Flow from Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2021 were $2,023,867 primarily due to the net loss of $8,247,115 offset by amortization of debt discount of $282,107, depreciation and amortization of $356,750, amortization of license contract assets of $301,807, amortization of right-of-use assets of $35,736, stock-based compensation expense of $5,419,800, write off of $105,720, and net decrease in operating assets and liabilities of $280,265.

Net cash flows used in operating activities for the three months ended March 31, 2020 were $1,168,905 primarily due to the net loss of $6,484,087 offset by amortization of debt discount of $151,052, depreciation and amortization expense of $59,304, amortization of right-of-use assets of $32,963, stock-based compensation expense of $1,500,000, inducement expense of $3,793,406, and net decrease in operating assets and liabilities of $221,543.

Net Cash Flow from Investing Activities

Net cash flows provided by investing activities for the three months ended March 31, 2021 was $0 as compared to $1,434 for collections of note receivable for the same comparable period in 2020.

Net Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $2,287,186 primarily due to $1,955,000 of cash proceeds received from issuance of common stock, repayment of $17,814 of a stockholder’s loan, and cash proceeds of $350,000 received for issuance of convertible promissory notes. Net cash provided by financing activities for the three months ended March 31, 2020 was $1,329,866 primarily due to $390,000 of cash proceeds received from issuance of common stock, cash payment of reverse merger costs of $80,134, cash proceeds of $20,000 received from issuance of common stock subscriptions, and cash proceeds of $1,000,000 received for preferred shares.

As a result of the above activities, the Company recorded a net increase in cash of $263,319 for the three months ended March 31, 2021. The Company reported a cash balance of $1,101,480 at March 31, 2021.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. Our capital requirements for the fiscal year ending December 31, 2021 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

Our plans to finance our operations include seeking equity and debt financing, alliances or other partnership agreements, or other business transactions, that would generate sufficient resources to ensure continuation of our operations.

The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned activities and limit our operations which could have a material adverse effect on our business, financial condition and results of operations.

Inflation

The amounts presented in our unaudited condensed consolidated financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis. For the three months ended March 31, 2021, we had a net loss of $8,247,115, had net cash used in operating activities of $2,023,867, had working capital of $64,821, and accumulated deficit of $49,791,259. These matters raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this filing. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for our capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

See the Company’s discussion under Note 2-Significant Accounting Policies in its financial statements.

Item 3.Quantitative and Qualitative Disclosure About Market Risk.

Not required.

Item 4.Controls and Procedures.

(i)Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on this evaluation, and as a result of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2021. Notwithstanding the material weaknesses that were identified and continued to exist at March 31, 2021, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP. The following material weaknesses in our internal control over financial reporting were identified in the normal course and continued to exist as of March 31, 2021:

●	the Company’s management and the governance had insufficient oversight of the design and operating effectiveness of the Company’s disclosure controls and internal controls over financial reporting;

●

the Company failed to maintain effective controls over the period-end financial reporting process, including controls with respect to preparation and disclosure of provision for income taxes, valuation and presentation of asset acquisition, content assets and liabilities, and investments; and

●

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

We have concluded that these material weaknesses arose because, as previously a private company, we did not have the necessary business processes, systems, personnel, and related internal controls. During the three months ended March 31, 2021, we began to undertake measures to address material weaknesses in our internal controls. We will continue to take steps to remediate these material weaknesses, including:

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

●	we will utilize outside professionals to assist with our specialized reporting requirements to ensure timely filing of our required reports with the SEC; and

●	we intend to initiate efforts to ensure our employees understand the continued importance of internal controls and compliance with corporate policies and procedures.

(ii)Changes in Internal Controls over Financial Reporting

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

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2021, we sold and issued an aggregate of 1,564,000 shares of our common stock at a price of $1.25 per share for an aggregate cash proceeds of $1,955,000. The offers, sales and issuances of such common stock were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

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

Item 3.Defaults Upon Senior Securities.

There were no material defaults regarding payments of principal and interest that exceeded 5% of the total assets of the Company.

Item 4.Mine Safety Disclosure.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1+	Employment Agreement by and between Jon Niermann and Loop Media, Inc., effective March 1, 2021 (previously filed on April 15, 2021 as Exhibit 10.4 of the Company’s Annual Report on Form 10-K)

10.2	Employment Agreement by and between Liam McCallum and Loop Media, Inc., effective April 1, 2021 (previously filed on April 15, 2021 as Exhibit 10.5 of the Company’s Annual Report on Form 10-K)

10.3	Employment Agreement by and between Andy Schuon and Loop Media, Inc., effective April 1, 2021(previously filed on April 15, 2021 as Exhibit 10.6 of the Company’s Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 2021.

Loop Media, Inc., a Nevada corporation
(Registrant)

By:	/s/ Jon Niermann
Jon Niermann
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James Cerna
James Cerna
Chief Financial Officer
(Principal Financial and Accounting Officer)