Form 10-Q
period 2021-06-30
Loop Media, Inc.
filed 2021-08-10
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, the registrant had 127,680,014 shares of common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1Financial Statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
ASSETS	(UNAUDITED)
Current assets
Cash	$929,403	$838,161
Accounts receivable, net	810,594	669,679
Inventory	27,096	90,300
Prepaid expenses and other current assets	516,354	64,765
Prepaid income tax	20,028	21,689
License content assets - current	1,147,853	1,723,569
Note receivable - current	—	10,215
Total current assets	3,451,328	3,418,378
Non-current assets
Deposits	15,649	15,649
License content assets - non current	336,360	371,041
Equipment, net	18,212	24,146
Operating lease right-of-use assets	274,687	347,075
Intangible assets, net	4,741,550	3,169,266
Note receivable	—	96,498
Equity method investments	—	1,613,479
Goodwill	6,412,808	583,086
Total non-current assets	11,799,266	6,220,240
Total assets	$15,250,594	$9,638,618
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$648,502	$964,276
Payable on acquisition	250,125	250,125
License content liabilities - current	1,024,500	1,251,500
Note payable - current	—	314,829
Deferred Income	195,164	128,622
Convertible debt related party - current, net	599,456	279,705
Convertible debt – current, net	71,578	393,943
Lease liability - current	161,662	145,271
Total current liabilities	2,950,987	3,728,271
Non-current liabilities
Convertible debt – related party, less current portion, net	1,317,501	1,223,768
Convertible debt, less current portion, net	225,994	160,165
Note payable – non-current	486,638	258,671
License content liabilities - non current	—	385,000
Lease liability	119,178	208,625
Total non-current liabilities	2,149,311	2,236,229
Total liabilities	5,100,298	5,964,500

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity
Series B Convertible Preferred stock, $0.0001 par value, 3,333,334 shares authorized, 200,000 and 200,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively. Liquidation preference of $1.00 per share before any payment to Series A Preferred or Common stock	20	20
Series A Convertible Preferred stock, $0.0001 par value, 16,666,667 shares authorized, 0 and 30,667 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively. Liquidation preference of $0.10 per share.	—	3
Common Stock, $0.0001 par value, 316,666,667 shares authorized, 127,316,716 and 118,128,008 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	12,732	11,813
Common stock subscribed and not yet issued	—	485,144
Additional paid in capital	63,853,146	44,721,282
Accumulated deficit	(53,715,602)	(41,544,144)
Total stockholders' equity	10,150,296	3,674,118
Total liabilities and stockholders' equity	$15,250,594	$9,638,618

See the accompanying notes to the unaudited condensed consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenue	$1,160,793	$635,740	$1,954,836	$1,462,128
Cost of revenue	763,359	172,661	1,487,937	384,920
Gross profit	397,434	463,079	466,899	1,077,208
Operating expenses
Selling, general and administrative	4,269,169	1,638,038	12,175,453	4,696,691
Total operating expenses	4,269,169	1,638,038	12,175,453	4,696,691

Loss from operations	(3,871,735)	(1,174,959)	(11,708,554)	(3,619,483)

Other income (expense)
Interest income	—	1,175	5,657	2,459
Interest expense	(632,094)	(245,104)	(1,048,012)	(492,545)
Income from equity investment	—	—	1,551	—
Gain on extinguishment of debt	579,486		579,486	—
Inducement expense	—	—	—	(3,793,406)
Other income	—	10,000	—	10,000
Total other income (expense)	(52,608)	(233,929)	(461,318)	(4,273,492)
Income tax expense	—	—	(1,586)	—
Net loss	$(3,924,343)	$(1,408,888)	$(12,171,458)	$(7,892,975)
Deemed dividend	—	—	—	(3,800,000)
Net loss attributable to common stockholders	$(3,924,343)	$(1,408,888)	$(12,171,458)	$(11,692,975)
Basic and diluted net loss per common share	$(0.03)	$(0.01)	$(0.10)	$(0.11)
Weighted average number of common shares outstanding	124,965,420	112,131,578	122,572,955	110,424,073

See the accompanying notes to the unaudited condensed consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Preferred Stock Series B		Preferred Stock Series A		Common Stock		Common stock	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	subscriptions	in Capital	Deficit	Total
BALANCES, December 31, 2020	200,000	$20	30,667	$3	118,128,008	$11,813	$485,144	$44,721,282	$(41,544,144)	$3,674,118
Issuance of common stock subscribed	—	—	—	—	497,429	49	(485,144)	485,095	—	—
Conversion of convertible debenture	—	—	—	—	1,003,618	100	—	376,256	—	376,356
Shares issued for cash	—	—	—	—	1,564,000	156	—	1,954,844	—	1,955,000
Stock-based compensation	—	—	—	—	—	—	—	5,419,800	—	5,419,800
Warrants issued in conjunction with debenture	—	—	—	—	—	—	—	43,654	—	43,654
Beneficial conversion feature of convertible debenture	—	—	—	—	—	—	—	306,346	—	306,346
Net loss	—	—	—	—	—	—	—	—	(8,247,115)	(8,247,115)
BALANCES, March 31, 2021	200,000	$20	30,667	$3	121,193,055	$12,118	$—	$53,307,277	$(49,791,259)	$3,528,159
Shares issued for cash	—	—	—	—	960,000	96	—	1,199,904	—	1,200,000
Stock-based compensation	—	—	—	—	—	—	—	1,482,746	—	1,482,746
Shares issued for consulting fees	—	—	—	—	79,051	8	—	199,992	—	200,000
Shares issued for acquisition	—	—	—	—	2,003,435	200	—	5,689,555	—	5,689,755
Warrants issued for severance	—	—	—	—	—	—	—	82,000	—	82,000
Payment in kind interest stock issuance	—	—	—	—	14,475	3	—	41,976	—	41,980
Beneficial conversion feature of convertible debenture	—	—	—	—	—	—	—	1,705,709	—	1,705,709
Warrants issued in conjunction with debenture	—	—	—	—	—	—	—	144,291	—	144,291
Conversion of series A convertible stock to common stock	—	—	(30,667)	(3)	3,066,700	307	—	(304)	—	—
Net loss	—	—	—	—	—	—	—	—	(3,924,343)	(3,924,343)
BALANCES, June 30, 2021	200,000	$20	—	$—	127,316,716	$12,732	$—	$63,853,146	$(53,715,602)	$10,150,296

See the accompanying notes to the unaudited condensed consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

	Preferred Stock B		Preferred Stock A		Common Stock			Common stock	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount		subscriptions	in Capital	Deficit	Total
BALANCES, December 31, 2019	—	$—	—	$—	101,882,647	$10,188		$150,144	$26,038,546	$(26,125,252)	$73,626
Shares issued for cash	—	—	—	—	1,040,000	104		—	389,896	—	390,000
Cash received for common stock subscribed	—	—	—	—	—	—		20,000	—	—	20,000
Common stock subscribed issued	—	—	—	—	40,000	4		(15,000)	14,996	—	—
Shares issued for consulting fees	—	—	—	—	4,000,000	400		—	1,499,600	—	1,500,000
Shares issued in connection with reverse merger	—	—	30,667	3	5,168,931	517		—	(264,496)	—	(263,976)
Shares issued for cash	100,000	10	—	—	—	—		—	4,799,990	—	4,800,000
Shares issued for debt settlement	100,000	10	—	—	—	—		—	4,799,990	—	4,800,000
Warrants issued for settlement of debt to related party	—	—	—	—	—	—		—	185,563	—	185,563
Deemed dividend	—	—	—	—	—	—		—	(3,800,000)	—	(3,800,000)
Net loss	—	—	—	—	—	—		—	—	(6,484,087)	(6,484,087)
BALANCES, March 31, 2020	$200,000	$20	30,667	$3	112,131,578	$11,213		$155,144	$33,664,085	$(32,609,339)	$1,221,126
Stock-based compensation	—	—	—	—	—	—		—	171,798	—	171,798
Net loss	—	—	—	—	—	—		—	—	(1,408,888)	(1,408,888)
BALANCES, June 30, 2020	$200,000	$20	30,667	$3	112,131,578	$11,213	$	$155,144	$33,835,883	$(34,018,227)	$(15,964)

See the accompanying notes to the unaudited condensed consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,171,458)	$(7,892,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	770,546	302,104
Depreciation and amortization expense	733,651	118,363
Amortization of license contract assets	610,397	—
Amortization of right-of-use assets	72,388	66,165
Bad debt expense	146,637	—
Gain on extinguishment of debt	(579,486)	—
Warrants issued for severance	82,000	—
Stock-based compensation	6,902,547	1,671,798
Inducement expense	—	3,793,406
Equity method investment income	(1,551)	—
Change in operating assets and liabilities:
Accounts receivable	(180,839)	74,896
Prepaid income tax	1,661	—
Inventory	63,204	(48,215)
Prepaid expenses	(251,588)	(70,609)
Prepaid income tax	—	(260)
Accounts payable and accrued liabilities	(217,595)	68,491
License content liability	(612,000)	—
License contract asset	—	(227,000)
Operating lease liabilities	(73,056)	(64,735)
Deferred income	(8,458)	(49,251)
NET CASH USED IN OPERATING ACTIVITIES	(4,713,000)	(2,257,822)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of EON Media Group, net of cash acquired	(749,937)	—
Purchase of equipment	—	(10,599)
Collection of note receivable	—	2,872
NET CASH USED IN INVESTING ACTIVITIES	(749,937)	(7,727)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,155,000	390,000
Proceeds from issuance of preferred stock	—	1,000,000
Proceeds from PPP loan	486,638	573,500
Principal payment of convertible debt	(36,078)	—
Proceeds from issuance of convertible debt	2,200,000	—
Repayment of stockholder loans	(251,380)	—
Reverse merger cost	—	(80,134)
Proceeds from issuing common stock subscribed	—	20,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,554,179	1,903,366

Change in cash and cash equivalents	91,242	(362,183)

Cash, beginning of the year	838,161	1,011,445

Cash, end of the year	$929,403	$649,262
SUPPLEMENTAL DISCLOSURES OF CASH FLOW STATEMENTS
Cash paid for interest	$192,632	$27,175
Cash paid for income taxes	$—	$260
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Shares issued in connection with reverse merger	$—	$517
Preferred stock issued in connection with reverse merger	$—	$3
Preferred stock issued for debt settlement	$—	$20
Conversion of convertible debenture to common stock	$376,356	$—
Common stock issued for acquisition	$5,689,755	$—
Debt and accrued interest exchanged as part of debt settlement	$—	$1,006,594
Accrued interest rolled into convertible note	$—	$150,411

Assumption of lease by related party	$—	$20,825
Assumption of debt as part of reverse merger	$—	$183,842
Warrants issued to extinguish debt with related party	$—	$185,563
Payment in kind common stock payment	$41,979	$—
Warrants issued as debt discount on convertible debenture	$187,945	$—
Beneficial conversion feature recorded as debt discount	$2,012,055	$—
Prepaid common stock paid to consultant	$200,000	$—
Conversion of Preferred Class A stock to common stock	$307	$—
Shares issued for common stock subscribed	$485,144	$15,000
Deemed dividend	$—	$3,800,000

See the accompanying notes to the unaudited condensed consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 1 – BUSINESS

Loop Media, Inc. (the “Company” and formerly, Interlink Plus, Inc.) is a Nevada corporation. The Company was incorporated under the laws of the State of Nevada on May 11, 2015. On February 5, 2020, the Company and the Company’s wholly owned subsidiary, Loop Media Acquisition, Inc. (“Merger Sub”), a Delaware corporation, closed the Agreement and Plan of Merger (the “Merger Agreement”) with Loop Media, Inc. (“Loop”), a Delaware corporation. Pursuant to the Merger Agreement, Merger Sub merged with and into Loop with Loop as surviving entity and becoming a wholly-owned subsidiary of the Company (the “Merger”).

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

We are a multichannel digital platform media company that offers self-curated, premium videos to customers in OOH venues and D2C on their personal in home and mobile devices. We deliver highly curated music video content from major and independent record labels, as well as movie and television trailers, viral videos, drone footage, lifestyle and atmospheric channels, kid friendly content, sports highlights and news clips. We believe we are the only service in the United States licensed by all three major music labels to provide music video content in both the OOH and D2C markets. We curate content seeking to create a compelling user experience by, among other things, curating our carefully selected Playlists Playlists for OOH venues and thoughtfully developed streaming channels (“Channels”) for delivery to our OTT platform partners and to users of our mobile application. Our digital platform service seeks to surround and engage consumers with a diverse offering of video content on their chosen digital screen wherever they are located. We believe we are the only company offering a digital out of home (“DOOH”) service that also has a consumer mobile application, which increases the connectivity and interactivity of our OOH services.

We operate a “freemium” business model, offering our Service on either a Premium or Ad-Supported basis. We deliver our Service to OOH venues primarily through our proprietary Loop Media-designed Loop Player and to consumers primarily through our fully functional and operational Loop App and across OTT streaming platforms on CTVs. The underlying content that we curate and deliver through our service is predominantly licensed from third parties and consists primarily of music videos. We also offer an increasing range of non-music video content that we are acquiring through additional licenses and producing internally in our Loop Media Studios business division. This additional and diversified content offering is a large part of our business model going forward. We operate almost exclusively in the United States but are looking at further overseas expansion, primarily in Latin America and Asia.

We are an early-stage media operating company, with limited historical revenue and negative cash flow from operations. Our revenue is generated by advertisers who pay for our ad inventory in order to have their advertisements viewed by the end users of our Ad-Supported Service and by business owners and users who pay a subscription fee to access our Subscription Service without advertisements. Our revenue for the fiscal year ended December 31, 2020, consisted almost entirely of revenue from our historic ScreenPlay business, which is a subscription-based OOH focused business, with little to no advertising revenue and no consumer users, and which does not fully reflect revenues expected from our more recent product and Service offerings and business model. We have begun to record increased revenue share for the six months ended June 30, 2021, as our advertising business model has more recently been deployed and operating more fully.

Going Concern and Management’s Plans

As of June 30, 2021, the Company reported a cash balance of $929,403 and an accumulated deficit of $ (53,715,602). During the six months ended June 30, 2021, the Company used net cash in operating activities of

($4,713,000). The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of these unaudited condensed consolidated financial statements.

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

The spread of a novel strain of coronavirus (COVID-19) around the world beginning in the first half of 2020 has caused significant volatility in U.S. and international markets. While the pandemic could ultimately lead to a material adverse impact on the business, results of operations and financial condition of the Company, at the time of issuance, the extent of the impact is uncertain. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company's future operations and liquidity is uncertain as of the date of filing this report.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company for the six months ended June 30, 2021, have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on April 15, 2021.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements are prepared using the accrual basis of accounting in accordance with US GAAP. All intercompany transactions and balances have been eliminated on consolidation.

Business Combinations

The Company recognizes separately from goodwill the assets acquired and the liabilities assumed in a business combination at the acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. The Company uses best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, however, estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to the condensed consolidated statement of operations.

The Company issues cash, equity, or a combination thereof as consideration when consummating business combinations. The Company evaluates the nature of the consideration given and any restrictions on use to determine the appropriate accounting treatment. Cash consideration and equity awards without performance conditions are generally accounted for in accordance with ASC 805, Business Combinations.

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

The following securities are excluded from the calculation of weighted average diluted shares at June 30, 2021 and 2020, respectively, because their inclusion would have been anti-dilutive.

	June 30,	June 30,
	2021	2020
Options to purchase common stock	17,708,356	8,312,307
Warrants to purchase common stock	8,891,240	8,217,376
Series A preferred stock	—	3,066,700
Series B preferred stock	20,000,000	20,000,000
Convertible debentures	6,854,219	6,788,027
Total common stock equivalents	53,453,815	46,384,410

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

NOTE 3 – BUSINESS COMBINATION

Business acquisition of EON Media Group

The Company obtained control of EON Media Group through two investments, which ASC 805 refers to as a “business combination achieved in stages.” On December 1, 2020, the Company acquired from Ithaca EMG Holdco LLC (Ithaca) 1,350 ordinary shares and 1,084 preference shares issued by EON Media Group Pte. Ltd (EON Media Group). The first stage of the transaction resulted in Company acquiring a 20% equity interest in EON Media Group, and was recorded as an equity method investment. The purchase price consideration for the acquired shares consisted of $750,000 in cash and 454,463 shares of the Company’s common stock valued at $863,480. For the six months ended June 30, 2021, the Company recognized equity method income of $1,551.

On April 27, 2021, the Company acquired from Far West Entertainment 3,650 ordinary shares, from a private individual 3,650 ordinary shares and from Ithaca EMG Holdco LLC (Ithaca) 1,350 ordinary shares and 1,084 preference shares issued by EON Media Group Pte. Ltd (EON Media Group). The second stage of the transaction resulted in the Company acquiring the remaining 80% equity interest in EON Media Group. The purchase price consideration for the acquired shares consisted of $750,000 in cash and 2,003,435 shares of the Company’s common stock valued at $5,689,755.

The allocation of the purchase consideration is as follows:

April 27,
2021
Fair value of shares issued	$5,689,755
Cash consideration	750,000
Fair value of prior investment in EON Media Group	1,615,030
Total consideration paid	$8,054,785

For the period ended June 30, 2021, the Company incurred transaction costs of $42,507, included in Selling, general and administrative expense on the unaudited condensed consolidated statement of operations. Certain estimated values for the acquisition, including intangible assets, goodwill and deferred taxes are not yet finalized.

The preliminary purchase price allocation is as follows:

April 27,
2021
Cash and cash equivalents	$63
Goodwill	5,829,722
Brand name intangible asset	2,300,000
Current liabilities	(75,000)
Total purchase price allocation	$8,054,785

The proforma disclosures were not materially different from the historical results of the Company.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2021, and December 31, 2020, the balance of goodwill was $6,412,808 and $583,086, respectively. On April 27, 2021, the EON Media Group acquisition value of goodwill was $5,754,785 (see Note 3). EON Media Group’s post-acquisition adjustments were $74,937.

The Company’s other intangible assets consisted of the following at June 30, 2021 and December 31, 2020:

		June 30,	December 31,
	Useful life	2021	2020
Screenplay brand	not applicable	$—	$130,000
Customer relationships	nine years	1,012,000	1,012,000
Content library	two years	198,000	198,000
Brand name	twenty years	2,300,000	—
Technology	two years	2,671,233	2,671,233
Total intangible assets, gross		6,181,233	4,011,233

Less: Impairment of intangible assets		—	(130,000)
Less: accumulated amortization		(1,439,683)	(711,967)
Total intangible accumulated amortization		(1,439,683)	(841,967)
Total intangible assets, net		$4,741,550	$3,169,266

Amortization expense charged to operations amounted to $373,933 and $56,292 respectively, for the three months ended June 30, 2021 and 2020, and $727,715 and $112,583, respectively, for the six months ended June 30, 2021 and 2020.

NOTE 5 – LICENSE CONTENT ASSETS

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

As of June 30, 2021, license content assets were $1,484,213 classified as $1,147,853 License content asset, net – current and $336,360 recorded as License content asset, net – noncurrent.

The Company recorded amortization expense of $610,397 and $0 for the periods ended June 30, 2021 and 2020, respectively, in cost of revenue, in the condensed consolidated statements of operations, related to capitalized license content assets. The amortization expense for the remaining six months ended December 31, 2021, is $627,353 and for year ended December 31, 2022, is $856,860.

License Content Liabilities

At June 30, 2021, the Company had $1,024,500 of obligations comprised of $1,024,500 in License content liability – current and $0 in License content liability – noncurrent on the condensed consolidated balance sheets. The expected timing of payments for these content obligations is $639,500 payable in 2021 and $385,000 payable by June 30, 2022 or thereafter.

NOTE 6 – LEASES

Operating leases

The Company has operating leases for office space. Many leases include one or more options to renew, some of which include options to extend the leases for a long-term period, and some leases include options to terminate the leases within 30 days. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for capital area maintenance, utilities, inflation and/or changes in other indexes.

Lease liability is summarized below:

	June 30,	December 31,
	2021	2020
Short term portion	$161,662	$145,271
Long term portion	119,178	208,625
Total lease liability	$280,840	$353,896

Maturity analysis under these lease agreements are as follows:

Six months ending December 31, 2021	$84,390
2022	170,185
2023	53,233
Total undiscounted cash flows	307,808
Less: 10% Present value discount	(26,968)
Lease liability	$280,840

Lease expense for the six months ended June 30, 2021 and 2020 was comprised of the following:

	Six Months Ended
	June 30,
	2021	2020
Operating lease expense	$88,888	$88,888
Short-term lease expense	8,398	4,587
Total lease expense	$97,286	$93,475

Lease expense is included in selling, general and administration expenses in the condensed consolidated statement of operations.

For the six months ended June 30, 2021, cash payments against lease liabilities totaled $90,121, accretion on lease liability of $17,065.

For the six months ended June 30, 2020, cash payments against lease liabilities totaled $87,976, accretion on lease liability of $23,242 and non-cash transactions totaled $20,825 to recognize assumption of lease by a related party.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Weighted-average remaining lease term	1.69 years
Weighted-average discount rate	10%

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Accounts payable	$422,484	$683,845
Interest payable	43,482	59,818
Accrued liabilities	162,596	193,500
Payroll liabilities	19,940	27,113
Total accounts payable and accrued expenses	$648,502	$964,276

NOTE 8 – NOTE PAYABLE

PPP loan round 1

On May 10, 2021, the Company received a notification from the Small Business Association for the full forgiveness of the PPP loan of $573,500 received on April 27, 2020. The first round of PPP loans forgiven consisted of $573,500 principal and $5,986 accrued interest; are included in other income for the period ending June 30, 2021.

PPP loan round 2

On April 26, 2021, the Company received the proceeds from a loan in the amount of $486,638, pursuant to the Paycheck Protection Program of the CARES Act (“PPP”). The loan matures on April 19, 2026, and bears interest at a rate of 1% per annum. The loan is evidenced by a promissory note, dated as of April 19, 2021, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. All or a portion of the loan may be forgiven by the U.S. Small Business Administration (the “SBA”) upon application by the Company beginning 8 weeks but not later than 24 weeks (“covered period”) after loan approval and upon documentation of expenditures in accordance with the SBA requirements. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Repayment begins 10 months after the covered period (any length between eight and 24 weeks) with payments to begin July 31, 2022. The current portion of the loan is $0, assuming payments will begin on July 31, 2022. Principal payments are $0 in 2021, $57,330 in 2022, $127,295 in 2023, $128,566 in 2024, and $173,447 in 2025 and thereafter. Interest expense for the period ending June 30, 2021, is $960.

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

NOTE 9 – CONVERTIBLE DEBENTURES PAYABLE

Convertible debentures as of June 30, 2021:
				Unpaid	Contractual
		Net Carrying Value		Principal	Interest Rates		Contractual	Warrants
Related party convertible debentures:		Current	Long Term	Balance	Cash	PIK	Maturity Date	issued
$3,000,000 convertible debenture amended October 23, 2020	(1)	$ 599,456	$ 920,567	$ 2,980,855	10%		12/1/2023	3,550,709
$750,000 convertible debenture, December 1, 2020	(2)	-	216,781	750,000	4%	6%	12/1/2022	68,182
$800,000 convertible debenture, April 1, 2021	(2)	-	118,227	800,000	4%	6%	12/1/2022	72,727
$400,000 convertible debenture, May 1, 2021	(2)	-	41,451	400,000	4%	6%	12/1/2022	36,364
	(2)	-	20,475	400,000	4%	6%	12/1/2022	36,364
$400,000 convertible debenture, June 2, 2021		$ 599,456	$ 1,317,501	$ 5,330,855

Convertible debentures:
$287,000 convertible debenture amended October 22, 2020	(3)	$ 71,578	$ 123,383	$ 209,967	10%		12/1/2023
$400,000 convertible debenture converted January 8, 2021	(4)	-	-	-	11%		1/8/2021
$350,000 convertible debenture, January 12, 2021	(2)	-	85,974	350,000	4%	6%	12/1/2022	87,500
$250,000 convertible debenture, May 21, 2021	(2)	-	16,637	250,000	4%	6%	12/1/2022	22,727
Total convertible debentures, net		$ 71,578	$ 225,994	$ 809,967

Convertible debentures as of December 31, 2020:
				Unpaid	Contractual
		Net Carrying Value		Principal	Interest Rates		Contractual	Warrants
Related party convertible debentures:		Current	Long Term	Balance	Cash	PIK	Maturity Date	issued
$3,000,000 convertible debenture amended October 23, 2020	(1)	$ 279,705	$ 1,192,946	$ 3,232,235	10%		12/1/2023	3,550,709
$750,000 convertible debenture, December 1, 2020	(2)	-	30,822	750,000	4%	6%	12/1/2022	68,182
Total related party convertible debentures, net		$ 279,705	$ 1,223,768	$ 3,982,235

Convertible debentures:
$287,000 convertible debenture amended October 22, 2020	(3)	$ 67,800	$ 160,165	$ 246,044	10%		12/1/2023
$400,000 convertible debenture amended August 20, 2019	(4)	326,143	-	326,143	11%		1/8/2021
Total convertible debentures, net		$ 393,943	$ 160,165	$ 572,187

1) Unsecured convertible debentures (at $0.60 per common share) issued to related parties, amended October 23, 2020, interest at 10% per annum beginning November 1, 2020, monthly payments of unpaid interest accrued at 12.5% per annum will be paid in arrears through March 31, 2021, beginning April 1, 2021, the Company began paying equal monthly installments of principal and interest at 10% per annum through December 1, 2023. The debentures are convertible at any time prior to the maturity in whole or in parts into common shares of the Company at a price of $0.60 per common share. The Company issued 3,550,709 common share purchase warrants, with each warrant exercisable at $0.86 for a period of 10 years. The beneficial conversion feature totaled $612,313 and was recorded as a debt discount. The Company also recorded the allocated fair value of the warrants $2,387,687 as additional debt discount.

(2) On December 1, 2020, the Company offered, in a private placement, the aggregate offering amount of up to $3,000,000 of Senior Secured Promissory Debentures, with a minimum subscription amount of $250,000 and common stock warrants with an aggregate exercise price of $750,000 and aggregate exercisable warrant shares of 272,727 shares. The Senior Secured Promissory Debentures under the offering accrue cash interest at 4% per annum and payment in kind (PIK) interest at 6% payable in the Company’s common stock, determined on a 360-day basis. Cash interest is payable in advance for the period from the issue date to November 30, 2021, and then is payable six months in arrears on June 1, 2022, then six months in arrears on December 1, 2022. The accrued PIK interest is payable in shares of common stock in an amount equal to the amount of PIK Interest accrued as of such date, divided by the volume weighted average price (VWAP) of common stock during each trading day during the ten-trading day period ending one trading day prior to the PIK Interest Payment due dates of June 1, 2021, December 1, 2021, June 1, 2022, and December 1, 2022. The debenture discount for each tranche was initially recorded as follows:

●	$750,000 December 1, 2020 debenture the beneficial conversion feature of $713,051 and the allocated fair value of the warrants of $36,949 were recorded as debenture discount.
●	$350,000 January 12, 2021 debenture the beneficial conversion feature of $306,346 and the allocated fair value of the warrants of $43,654 were recorded as debenture discount.
●	$800,000 April 1, 2021 debenture the beneficial conversion feature of $736,402 and the allocated fair value of the warrants of $63,598 were recorded as debenture discount.
●	$400,000 May 1, 2021 debenture the beneficial conversion feature of $366,972 and the allocated fair value of the warrants of $33,028 were recorded as debenture discount.
●	$250,000 May 21, 2021 debenture the beneficial conversion feature of $234,442 and the allocated fair value of the warrants of $15,558 were recorded as debenture discount.
●	$400,000 June 2, 2020 debenture the beneficial conversion feature of $367,893 and the allocated fair value of the warrants of $32,107 were recorded as debenture discount.

(3) Convertible debentures (at $0.60 per common share) issued to a former officer of the Company, interest at 10% per annum, amended as of October 22, 2020, provides those monthly payments of $7,939 including principal and interest are to be made beginning December 1, 2020 through its maturity date of December 1, 2023; secured by 5,000,000 shares of the Company’s common stock which are owned by the Company’s Chief Executive Officer. At the option of the debenture holder, the debenture is convertible at any time prior to December 1, 2023 in whole or in parts into common stock of the Company at a price of $0.60 per common share. As the effective conversion rate based on the principal $287,000 was $0.60 per share which was less than the Company’s stock price on the date of issuance, a beneficial conversion feature was present at the issuance date. The beneficial conversion feature totaled $30,996 and was recorded as a debt discount.

(4) Secured convertible debenture (primary interest in all Company assets), interest at 11% per annum, accrued monthly and the outstanding principal and unpaid accrued interest was due January 8, 2021. $326,143 total debenture and $50,213 of unpaid accrued interest was converted into 1,003,618 shares of common stock on January 8, 2021. The lender received 1,003,618 shares of common stock from this conversion and the Company recognized no gain or loss.

The following table presents the interest expense related to the contractual interest coupon and the amortization of debt discounts on the convertible debentures:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest expense	$142,066	$93,001	$274,463	$189,387
Amortization of debt discounts	488,440	151,052	770,546	302,104
Total	$630,506	$244,053	$1,045,009	$491,491

Maturity analysis as of June 30, 2021 under total convertible debentures, net are as follows:

Six months remaining 2021	$667,873
2022	4,202,270
2023	1,270,681
Convertible debentures payable, related and non related party	6,140,824
Less: Debt discount on convertible debentures payable	(3,926,294)
Total convertible debentures payable, related and non related party, net	$2,214,530

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no loss contingencies that are included in the financial statements as of June 30, 2021.

NOTE 11 – RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

The Company borrowed funds for business operations from certain shareholders through convertible debenture agreements and has remaining balances, including accrued interest amounting to $5,370,729 and $3,988,693 as of June 30, 2021, and December 31, 2020, respectively. The Company incurred interest expense for these convertible notes in the amounts of $125,251 and $78,130 for the three months ended June 30, 2021, and 2020, respectively, and in the amounts of $243,368 and $152,925 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 12 –STOCKHOLDERS’ EQUITY

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

In May, shareholders owning 30,667 shares of series A convertible preferred stock converted the shares into 3,066,700 shares of the Company’s common stock. As a result, the Company had no shares of Series A convertible preferred stock outstanding as of June 30, 2021. As of December 31, 2020, the Company had 30,667 shares of Series A convertible preferred stock issued and outstanding.

As of June 30, 2021, and December 31, 2020, the Company had 200,000 and 200,000 shares of Series B convertible preferred stock issued and outstanding, respectively.

Change in Number of Authorized and Outstanding Shares

On June 8, 2020, a 1 for 1.5 reverse stock split of the Company’s common stock became effective. All share and per share information in the accompanying unaudited condensed consolidated financial statements and footnotes was retroactively adjusted for the effects of the reverse split for all periods presented.

Common stock

The Company is authorized to issue 316,666,667 shares of its $0.0001 par value common stock. As of June 30, 2021 and December 31, 2020, there were 127,316,716 and 118,128,008, respectively, shares of common stock issued and outstanding

Six months ended June 30, 2021

The Company issued an aggregate of 2,524,000 shares of its common stock for gross cash proceeds of $3,154,935. The Company recorded no offering costs.

The Company issued 497,429 shares of its common stock in satisfaction of a common stock subscription of $485,144.

The Company converted a convertible note plus accrued interest in the amount of $376,356 into 1,003,618 shares of its common stock.

The Company issued 2,003,435 shares of its common stock with a value of $5,689,755 for the purchase of remaining 80% ownership in EON Media Group.

The Company issued 3,066,700 shares of its common stock in connection with the conversion of series A convertible preferred stock.

The Company issued 14,475 shares of its common stock for $41,978 payment in kind interest payable in the Company’s common stock.

The Company issued 79,051 shares of its common stock for consulting services valued at $200,000.

Six months ended June 30, 2020

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

The following table summarizes the stock option activity for the six months ended June 30, 2021:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2020	8,312,307	$0.76	8.03	$20,397,450
Grants	9,520,216	1.27	9.43	12,678,074
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(124,167)	1.10	—	—
Outstanding at June 30, 2021	17,708,356	$1.03	8.54	$28,005,016
Exercisable at June 30, 2021	10,583,562	$0.88	7.98	$18,283,665

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $2.60 as of June 30, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at June 30, 2021:

Options outstanding
		Weighted	Options
		average	exercisable
Exercise	Number of	remaining life	number of
price	options	in years	options
$0.86	1,148,372	5.17	1,148,372
0.66	4,663,935	7.34	4,663,935
0.89	2,500,000	8.96	1,504,000
0.57	300,000	9.67	300,000
1.10	8,046,049	9.37	2,700,588
2.84	450,000	9.83	250,000
2.75	600,000	9.85	16,667
Total	17,708,356	8.54	10,583,562

Stock-based compensation

The Company recognizes compensation expense for all stock options granted using the fair value-based method of accounting. During the six months ended June 30, 2021, the Company issued 9,520,216 options valued at $1.47 per option. The Company recorded stock-based compensation of $6,902,547 for the above options.

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

The Company calculated the fair value of options issued using the Black-Scholes option pricing model, with the following assumptions:

June 30, 2021

Weighted average fair value of options granted	$1.47
Expected life	5.00 – 10.00 years
Risk-free interest rate	0.01 - 1.56%
Expected volatility	50.00 - 58.65%
Expected dividends yield	0%
Forfeiture rate	0%

The stock-based compensation expense related to option grants was $1,482,747 and $0 respectively for the three months ended June 30, 2021, and 2020, and $6,902,547 and $0 respectively for the six months ended June 30, 2021, and 2020.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants outstanding			Warrants exercisable
		Weighted			Weighted
		average			average
		remaining	Weighted		remaining
		contractual	average		contractual
	Number	life	exercise	Number	life
Exercise prices	outstanding	(years)	price	exercisable	(years)
$0.86	3,850,709	5.87	$0.86	3,850,709	5.87
0.38	2,000,000	5.44	0.38	2,000,000	5.44
0.75	2,666,667	8.70	0.75	2,666,667	8.70
2.75	323,864	1.42	2.75	323,864	1.42
2.80	50,000	9.82	2.80	50,000	9.82

The following table summarizes the warrant activity for the six months ended June 30, 2021:

		Weighted
		average
		exercise
	Number of	price per
	shares	share
Outstanding at December 31, 2020	8,585,558	$0.73
Issued	305,682	2.76
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2021	8,891,240	$0.80

There was no intrinsic value for warrants as of June 30, 2021, and 2020, respectively.

During the six months ended June 30, 2021, the Company issued 110,227 warrants in conjunction with the issues of senior secured convertible debentures in the total amount of $600,000 and recorded the allocated fair values of the warrants of $59,212 as additional debt discounts. Further, the Company issued 145,455 warrants in conjunction with the issues of related party senior secured convertible debentures in the total amount of $1,600,000 and recorded the allocated fair values of the related party warrants of $128,733 as additional related party debt discounts. Finally, the Company issued 50,000 warrants with a fair value of $82,000, as severance.

The Company calculated the fair value of warrants issued using the Black-Scholes option pricing model, with the following assumptions:

June 30, 2021

Weighted average fair value of warrants granted	$1.09
Expected life	1.75 - 10 years
Risk-free interest rate	0.15% to 1.58%
Expected volatility	57.30% to 61.43%
Expected dividends yield	0
Forfeiture rate	0

NOTE 14 – SUBSEQUENT EVENTS

Securities private placement

On July 16, 2021, the Company offered, in a private placement, the aggregate offering amount of up to $10,000,000 for both 8,000,000 common stock and 8,000,000 warrants, whereas the Company sells one share of common stock and one warrant excersiable at $2.75 for an aggregate purchase price of $1.25. As of August 5, 2021, the Company raised $2,750,000 from the offering.

Senior secured convertible promissory debentures

On December 1, 2020, the Company offered, in a private placement, the aggregate offering amount of up to $3,000,000 of Senior Secured Promissory Debentures, with a minimum subscription amount of $250,000 and common stock warrants with an aggregate exercise price of $750,000 and aggregate exercisable warrant shares of 272,727 shares. In April 2021, the Board of Directors increased the offering amount of the Senior Secured Promissory Debentures to $3,100,000 and the aggregate exercise price to $903,125 and the aggregate exercisable warrant shares to 328,409. The Company entered into a senior secured promissory debenture agreement with a related party under this offering on July 1, 2021, in the amount of $400,000. The related party received 36,364 warrants to purchase the Company’s common stock at $2.75 per share, in conjunction with the promissory debenture.

Convertible debenture conversion

On July 1, 2020, a convertible debenture holder (see (3) in Note 9) converted principal of $216,156 and accrued interest of $1,750 into 363,176 shares of common stock.

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

Overview

Loop Media, Inc. (the “Company” or “Loop” and formerly Interlink Plus, Inc.) is a Nevada corporation. The Company was incorporated under the laws of the State of Nevada on May 11, 2015. On February 5, 2020, the Company and the Company’s wholly owned subsidiary, Loop Media Acquisition, Inc., a Delaware corporation (“Merger Sub”), closed the Agreement and Plan of Merger (the “Merger Agreement”) with Loop Media, Inc., a Delaware corporation (“Predecessor Loop”). Pursuant to the Merger Agreement, Merger Sub merged with and into Predecessor Loop with Predecessor Loop as surviving entity and becoming a wholly-owned subsidiary of the Company (the “Merger”).

Pursuant to the Merger Agreement, the Company acquired 100% of the outstanding shares of Predecessor Loop in exchange for 152,823,970 shares of the Company’s common stock at an exchange ratio of 1:1. Predecessor Loop was incorporated on May 18, 2016 under the laws of the State of Delaware. As a result of such acquisition, the Company’s operations now are focused on premium short-form video for businesses and consumers.

We are a multichannel digital platform media company that offers self-curated, premium videos to customers in OOH venues and D2C on their personal in home and mobile devices. We deliver highly curated music video content from major and independent record labels, as well as movie and television trailers, viral videos, drone footage, lifestyle and atmospheric channels, kid friendly content, sports highlights and news clips. We believe we are the only service in the United States licensed by all three major music labels to provide music video content in both the OOH and D2C markets. We curate content seeking to create a compelling user experience by, among other things, curating our carefully selected Playlists Playlists for OOH venues and thoughtfully developed streaming channels (“Channels”) for delivery to our OTT platform partners and to users of our mobile application. Our digital platform service seeks to surround and engage consumers with a diverse offering of video content on their chosen digital screen wherever they are located. We believe we are the only company offering a digital out of home (“DOOH”) service that also has a consumer mobile application, which increases the connectivity and interactivity of our OOH services.

We operate a “freemium” business model, offering our Service on either a Premium or Ad-Supported basis. We deliver our Service to OOH venues primarily through our proprietary Loop Media-designed Loop Player and to consumers primarily through our fully functional and operational Loop App and across OTT streaming platforms on CTVs. The underlying content that we curate and deliver through our service is predominantly licensed from third parties and consists primarily of music videos. We also offer an increasing range of non-music video content that we are acquiring through additional licenses and producing internally in our Loop Media Studios business division. This additional and diversified content offering is a large part of our business model going forward. We operate almost exclusively in the United States but are looking at further overseas expansion, primarily in Latin America and Asia.

We are an early-stage media operating company, with limited historical revenue and negative cash flow from operations. Our revenue is generated by advertisers who pay for our ad inventory in order to have their advertisements viewed by the end users of our Ad-Supported Service and by business owners and users who pay a subscription fee to access our Subscription Service without advertisements. Our revenue for the fiscal year ended December 31, 2020, consists almost entirely of revenue from our historic ScreenPlay business, which is a subscription-based OOH focused business, with little to no advertising revenue and no consumer users, and which does not fully reflect revenues expected from our more recent product and Service offerings and business model. We have begun to record increased revenue share for the six months ended June 30, 2021, as our advertising business model has more recently been deployed and operating more fully.

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

Results of Operations

For the three months ended June 30, 2021 compared to the three months ended June 30, 2020

Three months ended June 30,	2021	2020	$ variance	% variance

Content and streaming services	$719,458	$376,216	$343,242	91%
Content subscription services	409,984	234,212	175,772	75%
Hardware for ongoing subscription content	31,351	25,312	6,039	24%
Total revenue	1,160,793	635,740	525,053	83%

Cost of revenue	763,359	172,661	590,698	342%

Gross Profit	397,434	463,079	(65,645)	(14)%

Operating expenses:
Selling, general and administration	4,269,169	1,638,038	2,631,131	161%
Total Operating expenses	4,269,169	1,638,038	2,631,131	161%

Loss from Operations	(3,871,735)	(1,174,959)	(2,696,776)	230%

Other income (expense):
Interest income	—	1,175	(1,175)	(100)%
Interest expense	(632,094)	(245,104)	(386,990)	158%
Other income	—	10,000	(10,000)	(100)%
Gain on extinguishment of debt	579,486	—	579,486	0%

Total Other income (expense)	(52,608)	(233,929)	181,321	(78)%

Provision for income taxes	—	—	—	0%

Net loss	$(3,924,343)	$(1,408,888)	$(2,515,455)	179%

Revenues

Content and streaming services increased $343,242 and 91% quarter over quarter primarily due to advertising revenue share of $365,835. Content subscription services increased $175,772 and 75% quarter over quarter due to the introduction of Loop Stick revenues of $58,076 and the increase in ScreenCast subscription revenues of $140,813. In Q2 2021 two larger bar and gym chain customers resulted in increase in ScreenCast subscription revenues.

Cost of revenue

The increase of $590,698 and 342% in Cost of revenues was due to $308,590 in license content asset amortization, not amortized in previous year, in addition to $110,791 in licensing cost actuals, as well as Loop player inventory costs of sales of $134,286.

Total Operating Expenses

Total operating expenses increased $2,631,131 Q2 21 vs Q2 20 primarily due to personnel costs along with increased marketing activities.

Other income and expenses

The interest expense increased $ (386,990) quarter over quarter due to the increase in convertible debenture borrowings period over period. The $579,486 gain on extinguishment is due to loan forgiveness on the first PPP loan (see Note 8).

For the six months ended June 30, 2021 compared to the six months ended June 30, 2020

Six months ended June 30,	2021	2020	$ variance	% variance

Content and streaming services	$1,094,873	$759,757	$335,116	44%
Content subscription services	800,274	645,241	155,033	24%
Hardware for ongoing subscription content	59,689	57,130	2,559	4%
Total revenue	1,954,836	1,462,128	492,708	34%

Cost of revenue	1,487,937	384,920	1,103,017	287%

Gross Profit	466,899	1,077,208	(610,309)	(57)%

Operating expenses:
Selling, general and administration	12,175,453	4,696,691	7,478,762	159%
Total Operating expenses	12,175,453	4,696,691	7,478,762	159%

Loss from Operations	(11,708,554)	(3,619,483)	(8,089,071)	223%

Income from equity investment	1,551	—	1,551	100%
Interest income	5,657	2,459	3,198	130%
Interest expense	(1,048,012)	(492,545)	(555,467)	113%
Gain on extinguishment of debt	579,486	—	579,486	100%
Other income	—	10,000	(10,000)	(100)%
Inducement expense	—	(3,793,406)	3,793,406	(100)%
Total Other income (expense)	(461,318)	(4,273,492)	3,812,174	(89)%

Provision for income taxes	(1,586)	—	(1,586)	—%

Net loss	$(12,171,458)	$(7,892,975)	$(4,278,483)	54%

Revenues

The Company’s revenue increased for the six months ended June 30, 2021, from June 30, 2020, by $492,708 or 34%. Content and streaming services increased $335,116 and 44% driven by advertising revenue share of $365,835. The year over year increase of $155,033 and 24% in Content subscription services is due to Screencast subscription revenue increase due to bar and gym customer revenue growth and Loop stick subscription revenues of $42,506 verses $0 year over year.

Cost of revenue

The cost of revenue increased by 287% and $1,103,017 for the six months ended June 30, 2021, compared to the same comparable period in 2020 primarily due license content asset amortization, contractor costs, and inventory costs. License content amortization was $610,397 verses $0 over the same period last year. Actual licensing costs increased $104,648 as well. Loop player equipment inventory costs increased $193,156 versus $0 period over period due to the introduction of the product in Q3 2020.

Total Operating Expenses

Total Selling, General and Administration increased in the six months ended June 30, 2021, over the same comparable period in prior year by $7,478,762 or 159% because of significant increase in non-cash stock compensation expense and personnel costs.

Other income and expenses

There was a decrease in other income and expense of $3,812,174. This was primarily due to recording of inducement expense of $3,793,406 related to the issuance of Series B convertible preferred stock for cash and induced debt extinguishment in 2020. Interest expense increased $ (555,467) and 113% due to additional debt raised from a related party. The $579,486 gain on extinguishment is due to loan forgiveness on the first PPP loan (see Note 8).

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash of $929,403. The following table provides a summary of the Company’s net cash flows from operating, investing, and financing activities.

	Six months ended
	June 30,	June 30,
	2021	2020
Net cash used in operating activities	$(4,713,000)	$(2,257,822)
Net cash provided by investing activities	(749,937)	(7,727)
Net cash provided by financing activities	5,554,179	1,903,366
Change in cash	91,242	(362,183)

Cash, beginning of period	838,161	1,011,445
Cash, end of period	$929,403	$649,262

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

Net Cash Flow from Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2021, were $ (4,713,000) primarily due to the net loss of $ (12,171,458) offset by amortization of debt discount of $770,546, depreciation and amortization of $733,651, amortization of license contract assets of $610,397, amortization of right-of-use assets of $72,388, stock-based compensation expense of $6,902,547, bad debt expense of $146,637, and net decrease in operating assets and liabilities of $1,278,671.

Net cash flows used in operating activities for the six months ended June 30, 2020, were $2,257,822 primarily due to the net loss of $7,892,975 offset by amortization of debt discount of $302,104, depreciation and amortization expense of $118,363, amortization of right-of-use assets of $66,165, stock-based compensation expense of $1,671,798, inducement expense of $3,793,406, and net decrease in operating assets and liabilities of $316,683.

Net Cash Flow from Investing Activities

Net cash flows used in investing activities for the six months ended June 30, 2021, was $749,937 due to the cash portion of the acquisition for EON Media Group.

Net Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021, was $5,554,179 primarily due to $3,155,000 of cash proceeds received from issuance of common stock, repayment of $ (251,380) of a stockholder’s loan, and cash proceeds of $2,200,000 received for issuance of convertible promissory notes and $486,638 from the second PPP loan.

Net cash provided by financing activities for the six months ended June 30, 2020, was $1,903,366 primarily due to $390,000 of cash proceeds received from issuance of common stock, cash payment of reverse merger costs of $80,134, cash proceeds of $20,000 received from issuance of common stock subscriptions, proceeds from the first PPP loan of $573,500, and cash proceeds of $1,000,000 received for preferred shares.

As a result of the above activities, the Company recorded a net increase in cash of $91,242 for the six months ended June 30, 2021. The Company reported a cash balance of $929,403 at June 30, 2021.

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

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis. For the six months ended June 30, 2021, we had a net loss of $ (12,171,458), had net cash used in operating activities of $ (4,713,000), had working capital of $500,341, and accumulated deficit of $ (53,715,602). These matters raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this filing. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for our capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

See the Company’s discussion under Note 2-Significant Accounting Policies in its financial statements.

Item 3.Quantitative and Qualitative Disclosure About Market Risk.

Not required.

Item 4.Controls and Procedures.

(i)Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on this evaluation, and as a result of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2021. Notwithstanding the material weaknesses that were identified and continued to exist at June 30, 2021, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP. The following material weaknesses in our internal control over financial reporting were identified in the normal course and continued to exist as of June 30, 2021:

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

We have conducted an evaluation of third parties to assist us with formalizing our internal control documentation and implementation of enhancements to our internal control over financial reporting and have recently engaged a qualified firm who has started work in July, 2021.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

For the six months ended June 30, 2021, we sold and issued an aggregate of 2,524,000 shares of our common stock at a price of $1.25 per share for an aggregate cash proceeds of $3,155,000. The offers, sales and issuances of such common stock were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2021.

Loop Media, Inc., a Nevada corporation
(Registrant)

By:	/s/ Jon Niermann
Jon Niermann
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James Cerna
James Cerna
Chief Financial Officer
(Principal Financial and Accounting Officer)