Form 10-KT/A
period 2021-09-30
Loop Media, Inc.
filed 2022-02-01
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Transition Report on Form 10-KT of Loop Media, Inc., (the “Company”) for the transition period from January 1, 2021 to September 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on January 10, 2022 (the “2021 Transition Report”), is being filed solely to replace the Reports of Independent Registered Public Accounting Firm included in the 2021 Transition Report which inadvertently omitted certain paragraphs.

Except as described in this Explanatory Note, this Amendment No. 1 does not modify, amend, or update any of the financial information or any other information set forth in the 2021 Transition Report.

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

The 2020 Equity Incentive Plan is intended as an incentive to enable us to (a) attract and retain the types of employees, consultants and directors who will contribute to our long-range success; (b) provide incentives that align the interests of employees, consultants, and directors with those of our stockholders; and (c) promote the success of our business. Awards that may be granted under the 2020 Equity Incentive Plan include: (a) Incentive Stock Options; (b) Non-qualified Stock Options (Incentive Stock Options and Non-qualified Stock Options together referred to as “Options”); (c) Stock Appreciation Rights; (d) Restricted Awards; (e) Performance Share Awards; (f) Cash Awards; and (g) Other Equity-Based Awards (all as defined in the 2020 Equity Incentive Plan, and collectively, “Awards”). As of the date of this Transition Report, we have issued only Non-qualified Stock Options under the 2020 Equity Incentive Plan.

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

3.1	Certificate of Restated Articles of Incorporation of Loop Media, Inc. (previously filed on January 21, 2022 as Exhibit 3.1 of the Company's Transition Report on Form 10-KT)

3.2	Amended and Restated Bylaws of Loop Media, Inc. (previously filed on January 21, 2022 as Exhibit 3.2 of the Company's Transition Report on Form 10-KT)

4.1	Form of Warrant (previously filed on February 7, 2020 as Exhibit 4.1 of the Current Report on Form 8-K)

4.2	Form of First Amended and Restated Convertible Promissory Note (previously filed on February 7, 2020 as Exhibit 4.2 of the Current Report on Form 8-K)

4.3	Form of Senior Secured Promissory Note (previously filed on April 15, 2021 as Exhibit 4.4 of the Company’s Annual Report on Form 10-K)

4.4	Form of Common Stock Certificate (previously filed on August 10, 2021 as Exhibit 4.7 of the Company’s Registration Statement on Form S-8)

4.5	Form of Warrant (previously filed on October 5, 2021 as Exhibit 4.1 of the Company’s Current Report on Form 8-K)

Exhibit No.	Exhibit Description
4.6	Description of Securities (previously filed on January 21, 2022 as Exhibit 4.6 of the Company's Transition Report on Form 10-KT)

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

10.11	Form of Purchase Agreement (previously filed on October 5, 2021 as Exhibit 10.1 of the Company’s Current Report on Form 8-K)

10.12	Form of Lock-Up Agreement (previously filed on October 5, 2021 as Exhibit 10.2 of the Company’s Current Report on Form 8-K)

10.13†	Employment Agreement, dated September 29, 2021, between Loop Media, Inc. and Neil Watanabe (previously filed on October 5, 2021 as Exhibit 10.3 of the Company’s Current Report on Form 8-K)

Exhibit No.	Exhibit Description
10.14†	Letter Agreement, dated September 29, 2021, between Loop Media, Inc. and Jim Cerna (previously filed on October 5, 2021 as Exhibit 10.4 of the Company’s Current Report on Form 8-K)

18	Preferability Letter of Marcum LLP (previously filed on January 21, 2022 as Exhibit 18 of the Company's Transition Report on Form 10-KT)

21.1	Subsidiaries of the Company (previously filed on January 21, 2022 as Exhibit 21.1 of the Company's Transition Report on Form 10-KT)

24.1	Power of Attorney (included on the signature page)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Supplemental Financial Information – Financial Statements for the Twelve Months Ended September 30, 2021.
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
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

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to the Transition Report to be signed on its behalf by the undersigned thereunto duly authorized.

Loop Media, Inc., a Nevada corporation
(Registrant)

February 1, 2022	By:	/s/ Jon Niermann
Jon Niermann
Chief Executive Officer
(Principal Executive Officer)

February 1, 2022	By:	/s/ Neil Watanabe
Neil Watanabe
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Transition Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon Niermann
Jon Niermann	Chief Executive Officer, Chairman and Director	February 1, 2022

/s/ Neil Watanabe	Chief Financial Officer (Principal Financial and Accounting Officer)	February 1, 2022
Neil Watanabe

/s/ Bruce Cassidy
Bruce Cassidy	Director	February 1, 2022

/s/ Denise Penz
Denise Penz	Director	February 1, 2022

/s/ Sonya Zilka
Sonya Zilka	Director	February 1, 2022

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Impairment Assessment for EON Media Group

As described in Note 8 to the financial statements, the Company performed its annual evaluation of goodwill for the EON Media Group reporting unit for impairment by comparing the estimated fair value of the EON Media Group reporting unit to its carrying value. The Company used a combination of income approach using a discounted cash flow model and a market approach using guideline public company methods to determine the estimated fair value of the EON Media Group reporting unit.

The principal considerations for our determination that performing procedures relating to evaluating the recoverability of the carrying value of goodwill is a critical audit matter, are that there is significant judgment by management in the estimation of (a) the inputs and assumptions used in the income approach; (b) the selection of appropriate guideline public companies and the appropriate multiples; and (c) the relative weights used for the two approaches. This in turn led to high degree of auditor judgment, subjectivity and effort in performing audit procedures in evaluating audit evidence related to management’s estimates and assumptions used in the forecasted revenue and model. Also, the evaluation of audit evidence related to goodwill impairment required significant auditor judgment as the nature of the evidence is often subjective, and the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating evidence in connection with forming our overall audit opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating management’s inputs and assumptions used in the discounted cash flows model; (ii) evaluating management’s determination of guideline companies and market multiple used in the market approach; and (iii) evaluating the relative weight used in management’s model. Professionals with specialized skill and knowledge were used to assist in the evaluation of the measurement of the Company’s estimated fair value of the EON Media Group reporting unit.

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