Form 10-Q
period 2021-12-31
Loop Media, Inc.
filed 2022-02-14
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 14, 2022, the registrant had 133,470,141 shares of common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1Financial Statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2021	2021
ASSETS	(UNAUDITED)
Current assets
Cash	$1,662,098	$4,162,548
Accounts receivable, net	2,924,484	1,571,226
Inventory	114,723	223,048
Prepaid expenses and other current assets	465,590	1,645,037
Prepaid income tax	19,648	17,806
License content assets - current	539,208	850,263
Total current assets	5,725,751	8,469,928
Non-current assets
Deposits	63,879	34,289
License content assets - non current	365,360	365,360
Equipment, net	34,644	38,936
Operating lease right-of-use assets	198,539	237,094
Intangible assets, net	674,667	702,778
Goodwill	1,970,321	1,970,321
Total non-current assets	3,307,410	3,348,778
Total assets	$9,033,161	$11,818,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,287,903	$2,215,906
Payable on acquisition	250,125	250,125
License content liabilities - current	404,000	985,000
Note payable - current	—	25,714
Deferred Income	178,549	191,331
Convertible debt related party - current, net	2,305,211	530,226
Convertible debt – current, net	446,251	—
Lease liability - current	170,533	167,101
Total current liabilities	7,042,572	4,365,403
Non-current liabilities
Convertible debt – related party, less current portion, net	726,838	1,619,398
Convertible debt, less current portion, net	—	1,243,115
Note payable – non-current	—	460,924
Derivative liability	959,888	1,058,633
Lease liability	32,749	75,530
Total non-current liabilities	1,719,475	4,457,600
Total liabilities	8,762,047	8,823,003

Stockholders’ equity
Series B Convertible Preferred stock, $0.0001 par value, 3,333,334 shares authorized, 200,000 and 200,000 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively. Liquidation preference of $1.50 per share before any payment to Series A Preferred or Common stock	20	20
Common Stock, $0.0001 par value, 316,666,667 shares authorized,133,470,020 and 133,470,020 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	13,345	13,345
Additional paid in capital	71,374,160	69,824,754
Accumulated deficit	(71,116,411)	(66,842,416)
Total stockholders' equity	271,114	2,995,703
Total liabilities and stockholders' equity	$9,033,161	$11,818,706

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended December 31,
	2021	2020

Revenue	$2,996,034	$705,168
Cost of revenue	1,444,977	462,042
Gross profit	1,551,057	243,126

Operating expenses
Selling, general and administrative	5,909,680	3,036,298
Impairment of goodwill and intangibles	—	2,390,799
Total operating expenses	5,909,680	5,427,097

Loss from operations	(4,358,623)	(5,183,971)

Other income (expense)
Interest income	200	2,996
Interest expense	(504,117)	(395,905)
Gain on extinguishment of debt, net	490,051	13,900
Loss on settlement of obligation	—	(15,000)
Change in fair value of derivatives	98,745	—
Total other income (expense)	84,879	(394,009)
Income tax (expense)/benefit	(251)	(98,244)
Net loss	$(4,273,995)	$(5,676,224)

Net loss attributable to common stockholders	$(4,273,995)	$(5,676,224)

Basic and diluted net loss per common share	$(0.03)	$(0.05)

Weighted average number of basic and diluted common shares outstanding	133,470,020	116,800,982

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 and 2020

(UNAUDITED)

	Preferred Stock Series B		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balances, September 30, 2021	200,000	$20	133,470,018	$13,345	$69,824,754	$(66,842,416)	$2,995,703
Stock-based compensation	—	—	—	—	1,549,406	—	1,549,406
Net loss	—	—	—	—	—	(4,273,995)	(4,273,995)
Balances, December 31, 2021	200,000	$20	133,470,018	$13,345	$71,374,160	$(71,116,411)	$271,114

	Preferred Stock B		Preferred Stock A		Common Stock		Common stock	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	subscriptions	in Capital	Deficit	Total
Balances, September 30, 2020	200,000	$20	30,667	$3	114,320,911	$11,432	$135,144	$36,669,899	$(35,867,920)	$1,156,299
Shares issued for cash			—	—	757,333	75	—	899,925	—	900,000
Cash received for common stock subscribed			—	—	—	—	330,000	—	—	330,000
Issuance of common stock subscribed					(53,333)	(5)	20,000	(19,995)		—
Shares issued in connection with reverse merger			—	—	—	—	—	(1)	—	(1)
Shares issued for asset purchase			—	—	1,369,863	137	—	2,671,096	—	2,671,233
Beneficial conversion feature of convertible debt			—	—	—	—	—	750,000	—	750,000
Stock-based compensation			—	—	—	—	—	134,253	—	134,253
Warrants issued to consultant			—	—	—	—	—	492,000	—	492,000
Shares issued for debt settlement			—	—	97,891	10	—	194,793	—	194,803
Shares issued for license content assets					1,180,880	118		2,065,878	—	2,065,996
Shares issued for investment in unconsolidated entity			—	—	454,463	46	—	863,434	—	863,480
Net loss			—	—	—	—	—	—	(5,676,224)	(5,676,224)
Balances, December 31, 2020	$200,000	$20	30,667	$3	118,128,008	$11,813	$485,144	$44,721,282	$(41,544,144)	$3,881,839

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,273,995)	$(5,676,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	358,248	183,533
Depreciation and amortization expense	32,403	338,260
Amortization of license contract assets	311,055	173,169
Amortization of right-of-use assets	38,555	34,860
Bad debt expense	20,000	62,154
Gain on extinguishment of debt	(490,051)	(13,900)
Change in fair value of derivative	(98,745)	—
Warrants issued for consulting services	—	492,000
Stock-based compensation	1,549,406	134,253
Loss on settlement of obligations	—	15,000
Impairment of intangible assets	—	2,390,799
Accounts receivable	(1,373,259)	49,106
Prepaid income tax	(1,842)	98,244
Inventory	108,325	(51,225)
Prepaid expenses	(70,555)	15,954
Deposit	(29,590)	4,182
Accounts payable and accrued liabilities	1,075,413	42,294
License content liability	(581,000)	955,500
License contract asset	—	(1,567,500)
Operating lease liabilities	(39,349)	(34,502)
Deferred income	(12,782)	27,009
NET CASH USED IN OPERATING ACTIVITIES	(3,477,763)	(2,327,034)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of EON Media Group, net of cash acquired	—	(750,000)
Purchase of equipment	—	2,752
Collection of note receivable	—	1,477
NET CASH USED IN INVESTING ACTIVITIES	—	(745,771)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,250,000	880,000
Proceeds from issuance of convertible debt	—	750,000
Repayment of stockholder loans	(272,687)	(40,956)
Proceeds from issuing common stock subscribed	—	350,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	977,313	1,939,044

Change in cash and cash equivalents	(2,500,450)	(1,133,761)

Cash, beginning of period	4,162,548	1,971,923

Cash, end of period	$1,662,098	$838,162
SUPPLEMENTAL DISCLOSURES OF CASH FLOW STATEMENTS
Cash paid for interest	$43,130	$152,479
Cash paid for income taxes	$251	$1,600
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for asset purchase	$—	$2,671,233
Beneficial conversion feature of convertible debt	$—	$750,000
Shares issued for debt settlement	$—	$194,803
Shares issued for license content assets	$—	$2,065,878
Shares issued for investment in unconsolidated entity	$—	$863,434

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

NOTE 1 – BUSINESS

Loop Media Inc. (the “Company”; formerly Interlink Plus, Inc.) is a Nevada corporation. We were incorporated under the laws of the State of Nevada on May 11, 2015.

We are a multichannel digital video platform media company that uses marketing technology, or “MarTech,” to generate our revenue and fuel our services. Our technology and vast library of videos and licensed content enable us to curate and deliver short-form videos to our out-of-home (“OOH”) dining, hospitality, retail and other customers to enable them to inform, entertain and engage their customers. Our technology provides OOH customers and third-party advertisers with a targeted marketing and promotional tool for their products and services and allows us to measure the number of potential viewers of such advertising and promotional materials. In addition to providing services to OOH venue operators, we provide our services direct to consumers (“D2C”) in their homes and on their mobile devices.

We offer self-curated music video content licensed from major and independent record labels, as well as movie, television and video game trailers, kid-friendly videos, viral videos, drone footage, news headlines, and lifestyle and atmospheric channels. We believe we are the only service in the United States that has OOH and D2C licenses with all three major music labels. These licenses allow us to provide music video content in both the OOH and D2C markets. Our OOH services are complimented by our mobile app (the “Loop App”), which allows users to follow each other, share their locations and playlists, view activity, and signal support for a music video.

We curate content into playlists for OOH locations and into streaming channels for delivery to our over-the-top (“OTT”) platform customers and our mobile application users. Our digital platform service seeks to surround and engage consumers with a diverse offering of video content on their chosen digital screen wherever they are located. Our services include both an ad-supported service, which offers content on a free or unpaid advertising supported basis, and a subscription service, which offers content on a paid subscription basis. We deliver our services to OOH locations primarily through our proprietary Loop Media-designed “small-box” streaming Android media player (the “Loop Player”) and direct to consumers through our fully functional and operational Loop App and across OTT streaming platforms on connected TVs.

Going concern and management’s plans

As of December 31, 2021, we had cash of $1,662,098 and an accumulated deficit of ($71,116,411). During the three months ended December 31, 2021, we used net cash in operating activities of $(3,477,763). We have incurred net losses since inception. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance date of these consolidated financial statements.

Our primary source of operating funds since inception has been cash proceeds from debt and equity financing transactions. Our ability to continue as a going concern is dependent upon our ability to generate sufficient revenue and our ability to raise additional funds by way of our debt and equity financing efforts.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These unaudited consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or classification of the liabilities that might be necessary if we are unable to continue as a going concern. Our ability to continue as a going concern is dependent on management’s further implementation of our on-going and strategic plans, which include continuing to raise funds through equity and/or debt raises. If we are unable to raise adequate funds, certain aspects of the on-going and strategic plans may require modification. Management is in the process of identifying sources of capital via strategic partnerships, debt refinancing and equity investments through one or more private placements.

COVID-19

The continuing spread of COVID-19 around the world is affecting the United States and global economies and has affected our operations and those of third parties on which we rely, including disruptions in staffing, order fulfillment and demand for the product. In addition, the COVID-19 pandemic has in the past and may affect our revenue significantly in the future. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The continuing impact of the COVID-19 pandemic is highly uncertain and subject to change.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of September 30, 2021, which has been derived from our audited financial statements, and (b) our unaudited condensed consolidated interim financial statements for the three months ended December 31, 2021, have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2021, are not necessarily indicative of results that may be expected for the year ending September 30, 2022.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2021, included in our Annual Report on Form 10-KT filed with the Securities and Exchange Commission ("SEC") on January 21, 2022.

Basis of presentation

The unaudited condensed consolidated financial statements are prepared using the accrual basis of accounting in accordance with US GAAP. All inter-company transactions and balances have been eliminated on consolidation.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in the fair value of stock-based compensation, the fair value of other equity and debt instruments, fair value of intangible assets and recoverability of license content assets.

Business combinations

We account for business acquisitions under Accounting Standards Codification (“ASC”) 805, Business Combinations. The total purchase consideration for an acquisition is measured as the fair value of the assets given, equity instruments issued and liabilities assumed on the acquisition date. Costs that are directly attributable to the acquisition are expenses as incurred. Identifiable assets (including intangible assets), liabilities assumed (including contingent liabilities) and noncontrolling interests in an acquisition are measured initially at their fair values on the acquisition date. We recognize goodwill if the fair value of the total purchase consideration and any noncontrolling interest is in excess of the net fair value of the identifiable assets and the liabilities assumed. The results of operations of the acquired business are included in the consolidated financial statements beginning on the acquisition date.

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

If an entity is determined to be a VIE, the entity must be consolidated by the primary beneficiary. The primary beneficiary is the holder of the variable interests that has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, we must identify which activities most significantly impact the VIE’s economic performance and determine whether it, or another party, has the power to direct those activities. As of December 31, 2021, and September 30, 2021, we had no investments that qualify as VIE.

Segment reporting

We report as one reportable segment because we do not have more than one operating segment. Our business activities, revenues and expenses are evaluated by management as one reportable segment.

Cash

Cash and cash equivalents include all highly liquid monetary instruments with original maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits. We maintain our cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, our cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits. We have not experienced any loses on such accounts. On December 31, 2021, and September 30, 2021, we had no cash equivalents.

As of December 31, 2021, and September 30, 2021, approximately $1,162,098 and $3,655,716  of cash exceeded the FDIC insurance limits, respectively.

Accounts receivable

Accounts receivable represent amounts due from customers. We assess the collectability of receivables on an ongoing basis. A provision for the impairment of receivables involves significant management judgment and includes the review of individual receivables based on individual customers, current economic trends and analysis of historical bad debts. As of December 31, 2021, and September 30, 2021, we recorded an allowance for doubtful accounts of $446,812 and $216,238, respectively.

Concentration of credit risk

We grant credit in the normal course of business to our customers. Periodically, we review past due accounts and makes decisions about future credit on a customer by customer basis. Credit risk is the risk that one party to a financial instrument will cause a loss for the other party by failing to discharge an obligation.

Our concentration of credit risk was not significant as of December 31, 2021, and September 30, 2021.

License Content Asset

On January 1, 2020, we adopted the guidance in ASU 2019-02, Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials, on a prospective basis. We capitalize the fixed content fees and our corresponding liability when the license period begins, the cost of the content is known, and the content is accepted and available for streaming. If the licensing fee is not determinable or reasonably estimable, no asset or liability is recorded, and licensing costs are expensed as incurred. We amortize licensed content assets into cost of revenue, using the straight-line method over the contractual period of availability. The liability is paid in accordance with the contractual terms of the arrangement.

Goodwill and other intangible assets

Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill and other intangible assets determined to have an indefinite useful life are not amortized but are subject to impairment tests. We conduct our annual impairment tests or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conducted the annual impairment test on September 30, 2021.

When evaluating goodwill and indefinite-lived intangible assets for impairment, we may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit or the intangible asset is more-likely-than-not greater than the carrying amount. Significant factors considered in this assessment include, but are not limited to, macro-economic conditions, market and industry conditions, cost considerations, the competitive environment, overall financial performance, and results of past impairment tests. If, based on a review of the qualitative factors, we determine it is more-likely-than-not that the fair value is greater than the carrying value, we may bypass a quantitative test for impairment.

In performing the quantitative test for impairment of goodwill, we compare the fair value of each reporting unit with it carrying amount, including goodwill, in order to identify a potential impairment. Measurement of the fair value of a reporting unit is based on a fair value measure using the sum of the discounted estimated future cash flows. Estimates of forecasted cash flows involve measurement uncertainty, and it is therefore possible that reductions in the carrying value of goodwill may be required in the future because of changes in management’s future cash flow estimates. When the fair value of a reporting unit is less than it carrying amount, goodwill of the reporting unit is considered to be impaired. Effective January 1, 2020, we adopted the guidance in Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment, which measures impairment amount as the excess of a reporting unit’s carrying amount over its fair value as determined by the quantitative test.

Operating leases

We determine if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included on the face of the consolidated balance sheet.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for as a single lease component. For lease agreements with terms less than 12 months, we have elected the short-term lease measurement and recognition exemption, and recognize such lease payments on a straight-line basis over the lease term.

Fair value measurement

We determine the fair value of our assets and liabilities using a hierarchy established by the accounting guidance that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). The three levels of valuation hierarchy are defined as follows:

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

The carrying amount of our financial instruments, including cash, accounts receivable, deposits, short-term portion of notes receivable and notes payable, and current liabilities approximate fair value due to their short-term nature. We do not have financial assets or liabilities that are required under US GAAP to be measured at fair value on a recurring basis. We have not elected to use fair value measurement option for any assets or liabilities for which fair value measurement is not presently required.

We record assets and liabilities at fair value on nonrecurring basis as required by US GAAP. Assets recognized or disclosed at fair value in the condensed consolidated financial statements on a nonrecurring basis include items such as property and equipment, operating lease assets, goodwill, and other intangible assets, which are measured at fair value if determined to be impaired.

The following table summarizes changes in fair value measurements of the Derivative Liability during the three months ended December 31, 2021:

	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	For Identical Items	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liabilities	—	—	959,888	959,888
Total	$—	$—	$959,888	$959,888

The following table summarizes changes in fair value measurements of the Derivative Liability during the three months ended September 30, 2021:

	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	For Identical Items	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liabilities	—	—	1,058,633	1,058,633
Total	$—	$—	$1,058,633	$1,058,633

The following table summarizes changes in fair value measurements of the Derivative Liability during the three months ended December 31, 2021:

Balance as of September 30, 2021	$1,058,633
Change in fair value	(98,745)
Balance as of December 31, 2021	$959,888

The following table summarizes the unobservable inputs used in the valuation of the derivatives during the three months ended December 31, 2021:

Expected term	0.92 - 2 years

Discount rate	7.12% - 11.09%

Volatility	75% - 110.0%

Convertible debt and derivative treatment

When we issue debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: a) one or more underlyings, typically the price of our common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both a) indexed to its own stock, and b) classified in shareholders’ equity in its statement of financial position.

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

Convertible debt and beneficial conversion features

If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF”). A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible and is recorded as additional paid in capital and as a debt discount in the consolidated balance sheets. We amortize the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations.

If the conversion feature does not qualify for either the derivative treatment or as a BCF, the convertible debt is treated as traditional debt.

Advertising costs

We expense all advertising costs as incurred. Advertising and marketing costs for the three months ended December 31, 2021, and 2020 were $1,198,000 and $780,000, respectively.

Revenue recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration we expect to receive in exchange for those products. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of our products and services to customers in return for expected consideration and includes the following elements:

●	executed contracts with our customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation of the transaction price to each performance obligation; and
●	recognition of revenue only when we satisfy each performance obligation.

Performance obligations and significant judgments

Our revenue streams can be categorized into the following performance obligations and recognition patterns:

o	Delivery of streaming services including content encoding and hosting. We recognize revenue over the term of the service based on bandwidth usage.
o	Delivery of subscription content services in customized formats. We recognize revenue over the term of the service.
o	Delivery of hardware for ongoing subscription content delivery through software. We recognize revenue at the point of hardware delivery.
o	Revenue share arrangements, where platform providers distribute our licensed content and providers pay us a portion of the usage-based advertising revenues.

Transaction prices for performance obligations are explicitly outlined in relevant agreements; therefore, we do not believe that significant judgments are required with respect to the determination of the transaction price, including any variable consideration identified.

Customer acquisition costs

We record commission expense associated with subscription revenue. Commissions are included in operating expenses. We have elected the practical expedient that allows us to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less.

Cost of revenue

Cost of revenue represents the cost of the delivered hardware and related bundled software and is recognized at the time of sale. For ongoing licensing and hosting fees, cost of sales is recognized over time based on usage patterns.

Deferred income

We bill subscription services in advance of when the service period is performed. The deferred income recorded at December 31, 2021, and September 30, 2021, represents our accounting for the timing difference between when the subscription fees are received and when the performance obligation is satisfied.

Net loss per share

We account for net loss per share in accordance with ASC subtopic 260-10, Earnings Per Share (“ASC 260-10”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares.

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator.

The following securities are excluded from the calculation of weighted average diluted shares at December 31, 2021, and December 31, 2020, respectively, because their inclusion would have been anti-dilutive.

	December 31,	December 31,
	2021	2020
Options to purchase common stock	18,638,806	8,312,306
Warrants to purchase common stock	15,464,700	8,585,558
Series A preferred stock	—	3,066,700
Series B preferred stock	20,000,000	20,000,000
Convertible debentures	5,393,685	7,079,622
Total common stock equivalents	59,497,191	47,044,186

Stock-based compensation

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. We measure the fair value of the share-based compensation issued to non-employees using the stock price observed in the trading market (for stock transactions) or the fair value of the award (for non-stock transactions), which were more reliably determinable measures of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

NOTE 3 – INVENTORY

Our finished goods inventory consisted of the following on December 31, 2021, and September 30, 2021:

	December 31,	September 30,
	2021	2021
Computers	$6,535	$6,881
Hasp keys	3,416	3,581
Loop player	104,772	212,586
Total inventory	$114,723	$223,048

NOTE 4 – LICENSE CONTENT ASSETS

License Content Assets

To stream video content to the users, we generally secure intellectual property rights to such content by obtaining licenses from, and paying royalties or other consideration to, rights holders or their agents. The licensing arrangements can be for a fixed fee, variable fee, or combination of both. The licensing arrangements specify the period when the content is available for streaming. The license content assets are two years in duration and include prepayments to distributors for customer subscription revenues, per play usage fees, and ad supported fees.

As of December 31, 2021, license content assets were $539,208 recorded as License content asset, net – current and $365,360 recorded as License content asset, net – noncurrent. On December 30, 2020, we issued common shares capitalized as License content asset and we subsequently deemed the equity portion of the consideration paid was not recoverable and not recoupable and therefore impaired the License content asset for the value of the capitalized shares for $2,260,799 on December 31, 2020.

We recorded amortization expense of $311,055 and $170,682 for the three months ended December 31, 2021, and 2020, respectively, in cost of revenue, in the consolidated statements of operations, related to capitalized license content assets. The amortization expense for the next two years for capitalized license content assets as of December 31, is $746,722 in 2022, and $157,846 in 2023.

License Content Liabilities

On December 31, 2021, we had $404,000 of obligations comprised of $404,000 in License content liability – current and $0 in License content liability – noncurrent on the Consolidated Balance Sheets. Payments for content liabilities for the three months ended December 31, 2021, were $581,000. The expected timing of payments for these content obligations is $404,000 payable in fiscal year 2022. Certain contracts provide for recoupment of payments on minimum obligations during the term of the contracts.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2021, and September 30, 2021, the balance of goodwill was $1,970,321 and $1,970,321, respectively.

Our other intangible assets, each definite lived assets, consisted of the following as of December 31, 2021, and September 30, 2021:

December 31,	September 30,

	Useful life	2021	2021
Customer relationships	nine years	$1,012,000	$1,012,000
Content library	two years	198,000	198,000
Total intangible assets, gross		1,210,000	1,210,000

Less: accumulated amortization		(535,333)	(507,222)
Total		(535,333)	(507,222)
Total intangible assets, net		$674,667	$702,778

Amortization expense charged to operations amounted to $32,403 and $335,078, respectively, for the three months ended December 31, 2021, and the three months ended December 31, 2020.

Annual amortization expense for the next five years and thereafter is estimated to be $80,041 (remaining in 2022), $112,444, $112,444, $112,444, $112,444, and $112,444, respectively. The weighted average life of the intangible assets subject to amortization is 6 years on December 31, 2021.

NOTE 6 – LEASES

Operating leases

We have operating leases for office space and office equipment. Many leases include one or more options to renew, some of which include options to extend the leases for a long-term period, and some leases include options to terminate the leases within 30 days. In certain of our lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for capital area maintenance, utilities, inflation and/or changes in other indexes.

	December 31,	September 30,
	2021	2021
Short term portion	$170,533	$167,101
Long term portion	32,749	75,530
Total lease liability	$203,282	$242,631

Maturity analysis under these lease agreements are as follows:

2022	$185,834
2023	37,584
Total undiscounted cash flows	223,418
Less: 10% Present value discount	(20,136)
Lease liability	$203,282

	Three months ended December 31.
	2021	2020
Operating lease expense	$44,444	$44,444
Short-term lease expense	2,100	3,033
Total lease expense	$46,544	$47,477

Operating lease expense is included in selling, general and administration expenses in the consolidated statement of operations.

For the three months ended December 31, 2021, cash payments against lease liabilities totaled $45,238, accretion on lease liability of $5,889.

For the three months ended December 31, 2020, cash payments against lease liabilities totaled $44,086, accretion on lease liability of $9,584.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Weighted-average remaining lease term	1.45 years
Weighted-average discount rate	10%

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2021, and September 30, 2021:

	December 31,	September 30,
	2021	2021
Accounts payable	$1,465,271	$1,147,585
Interest payable	201,818	106,631
Accrued liabilities	1,600,564	941,440
Payroll liabilities	20,250	20,250
Total accounts payable and accrued expenses	$3,287,903	$2,215,906

NOTE 8 – NOTE PAYABLE

PPP loan

On December 28, 2021, we received a notification from the Small Business Association for the full forgiveness of the PPP loan of $486,638 received on April 26, 2021. The PPP loan forgiven consisted of $486,638 principal and $3,413 accrued interest, which are included in other income for the three months ending December 31, 2021.

NOTE 9 – CONVERTIBLE DEBENTURES PAYABLE

Convertible debentures as of December 31, 2021:
				Unpaid	Contractual
		Net Carrying Value		Principal	Interest Rates		Contractual	Warrants
Related party convertible debentures:		Current	Long Term	Balance	Cash	PIK	Maturity Date	issued
$3,000,000 convertible debenture amended October 23, 2020	(1)	$558,689	$726,839	$2,442,896	10%		12/1/2023	3,550,709
$750,000 convertible debenture, December 1, 2020	(2)	582,256	—	750,000	4%	6%	12/1/2022	68,182
$800,000 convertible debenture, April 1, 2021	(2)	591,090	—	800,000	4%	6%	12/1/2022	72,727
$400,000 convertible debenture, May 1, 2021	(2)	289,407	—	400,000	4%	6%	12/1/2022	36,364
$400,000 convertible debenture, June 2, 2021	(2)	283,769	—	400,000	4%	6%	12/1/2022	36,364
Total related party convertible debentures, net		$2,305,211	$726,839	$4,792,896

Convertible debentures:
$350,000 convertible debenture, January 12, 2021	(2)	266,384	—	350,000	4%	6%	12/1/2022	87,500
$250,000 convertible debenture, May 21, 2021	(2)	179,867	—	250,000	4%	6%	12/1/2022	22,727
Total convertible debentures, net		$446,251	$—	$600,000

Convertible debentures as of September 30, 2021:
				Unpaid	Contractual
		Net Carrying Value		Principal	Interest Rates		Contractual	Warrants
Related party convertible debentures:		Current	Long Term	Balance	Cash	PIK	Maturity Date	issued
$3,000,000 convertible debenture amended October 23, 2020	(1)	$530,226	$876,256	$2,715,582	10%		12/1/2023	3,550,709
$750,000 convertible debenture, December 1, 2020	(2)	—	536,508	750,000	4%	6%	12/1/2022	68,182
$800,000 convertible debenture, April 1, 2021	(2)	—	534,114	800,000	4%	6%	12/1/2022	72,727
$400,000 convertible debenture, May 1, 2021	(2)	—	259,246	400,000	4%	6%	12/1/2022	36,364
$400,000 convertible debenture, June 2, 2021	(2)	—	252,070	400,000	4%	6%	12/1/2022	36,364
Total related party convertible debentures, net		$530,226	$2,458,194	$5,065,582

Convertible debentures:
$350,000 convertible debenture, January 12, 2021	(3)	—	243,579	350,000	4%	6%	12/1/2022	87,500
$250,000 convertible debenture, May 21, 2021	(4)	—	160,741	250,000	4%	6%	12/1/2022	22,727
Total convertible debentures, net		$—	$404,320	$600,000

1) Unsecured convertible debentures (at $0.60 per common share) issued to related parties, amended October 23, 2020, interest at 10% per annum beginning November 1, 2020, monthly payments of unpaid interest accrued at 12.5% per annum will be paid in arrears through March 31, 2021, beginning April 1, 2021, we began paying equal monthly installments of principal and interest at 10% per annum through December 1, 2023. The debentures are convertible at any time prior to the maturity in whole or in parts into our common shares at a price of $0.60 per common share. We issued 3,550,709 common share purchase warrants, with each warrant exercisable at $0.86 for a period of 10 years. The beneficial conversion feature totaled $612,313 and was recorded as a debt discount. We also recorded the allocated fair value of the warrants $2,387,687 as additional debt discount.

(2) On December 1, 2020, we offered, in a private placement, the aggregate offering amount of up to $3,000,000 of Senior Secured Promissory Debentures, with a minimum subscription amount of $250,000 and common stock warrants with an aggregate exercise price of $750,000 and aggregate exercisable warrant shares of 272,727 shares.

We treated the conversion feature as a derivative instrument. At the option of the Senior Secured Promissory Note holders, the notes are convertible at the earlier of a change of control event, a Qualified IPO, both of which are defined in the Promissory Note Agreement or the maturity date of December 1, 2022.  If the conversion takes place at the maturity date, the note will be converted in whole or in parts (which cannot be less than 50% of the amount due under the note) into an amount of shares equal to the amount due divided by the average of the VWAP of common stock during each trading day during the thirty trading day period ending one trading day prior to the maturity date.  If the conversion takes place at the change of control date, the note will be converted into an amount of shares equal to the amount due divided by the average of the VWAP of common stock during each trading day during the ten trading day period ending one trading day prior to the change of control effective date. In the event of a Qualified IPO, but subject to the closing of such Qualified IPO, the amount due shall convert in full on the closing date of such Qualified IPO into a number of shares equal to the amount due on such closing date divided by the applicable IPO conversion price, as defined in the Promissory Note Agreement.

The Senior Secured Promissory Debentures under the offering accrue cash interest at 4% per annum and payment in kind (PIK) interest at 6% payable in our common stock, determined on a 360-day basis. Cash interest is payable in advance for the period from the issue date to November 30, 2021, and then is payable six months in arrears on June 1, 2022, then six months in arrears on December 1, 2022. The accrued PIK interest is payable in shares of common stock in an amount equal to the amount of PIK Interest accrued as of such date, divided by the volume weighted average price (VWAP) of common stock during each trading day during the ten-trading day period ending one trading day prior to the PIK Interest Payment due dates of June 1, 2021, December 1, 2021, June 1, 2022, and December 1, 2022. The proceeds received upon issuing the Senior Secured Promissory Debentures were first allocated to the fair value of the embedded features with the remainder to the debt host instrument.

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

The following table presents the interest expense related to the contractual interest coupon and the amortization of debt discounts on the convertible debentures:

	Three months ended December 31,
	2021	2020
Interest expense	$145,869	$212,372
Amortization of debt discounts	358,248	183,533
Total	$504,117	$395,905

For the nine months remaining 2022	$859,518
2023	4,200,761
2024	332,616
Convertible debentures payable, related and non related party	5,392,895
Less: Debt discount on convertible debentures payable	(1,914,595)
Total convertible debentures payable, related and non related party, net	$3,478,300

NOTE 10 – COMMITMENTS AND CONTINGENCIES

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of December 31, 2021.

NOTE 11 – RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

We borrowed funds for business operations from a certain stockholder and board member through convertible debenture agreements and have remaining balances, including accrued interest amounting to $3,130,834 and $2,448,871 as of December 31, 2021, and September 30, 2021, respectively. We incurred interest expense, including amortization of debt discount for these convertible debentures in the amounts of $223,818 and $21,708 for the three months ended December 31, 2021, and 2020, respectively. See Note 9 for convertible debentures discussion.

NOTE 12 –STOCKHOLDERS’ EQUITY (DEFICIT)

Convertible Preferred Stock

Of the 16,666,667 shares of preferred stock authorized, we had designated (i) 3,333,334 shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and (ii) 3,333,334 shares of preferred stock as Series B Convertible Preferred Stock (the “Series B Preferred Stock.”  As of December 31, 2021, and December 31, 2020, we had 0 and 30,667 shares of Series A Preferred Stock issued and outstanding, respectively.  As of December 31, 2021, and December 31, 2020, we had 200,000 and 200,000 shares of Series B Preferred Stock issued and outstanding, respectively.

Each share of Series B Preferred Stock has a liquidation preference of $1.50 per share, is entitled to 100 votes per share and is convertible at any time at the discretion of the holder thereof into 100 shares of common stock. We evaluated the features of the Convertible Preferred Stock under ASC 480 and classified them as permanent equity because the Convertible Preferred stock is not mandatorily or contingently redeemable at the stockholder’s option and the liquidation preference that exists does not fall within the guidance of SEC Accounting Series Release No. 268 – Presentation in Financial Statements of “Redeemable Preferred Stocks” (“ASR 268”).

Common stock

Our authorized capital stock consists of 316,666,667 shares of common stock, $0.0001 par value per share, and 16,666,667 shares of preferred stock, $0.0001 par value per share. As of December 31, 2021, and December 31, 2020, there were 133,470,020 and 116,800,982, respectively, shares of common stock issued and outstanding.

Three months ended December 31, 2021

See Note 13 – Stock Options and Warrants for stock compensation discussion.

Three months ended December 31, 2020

During the three months ended December 31, 2020, we issued an aggregate of 704,000 shares of common stock for proceeds of $880,000.

During the three months ended December 31, 2020, we received $350,000 for common stock payable.

During the three months ended December 31, 2020, we issued 1,369,863 shares of our common stock with a value of $2,671,096 for the purchase certain intangible assets.

During the three months ended December 31, 2020, we issued 97,891 shares of our common stock with a value of $194,803 as a debt settlement.

During the three months ended December 31, 2020, we issued warrants valued at $492,000.

During the three months ended December 31, 2020, we issued 1,180,880 shares of our common stock, valued at $2,065,878 capitalized as license content assets.

During the three months ended December 31, 2020, we issued 454,463 shares of our common stock with a value of $863,480 for the purchase of 20% ownership in EON.

NOTE 13 – STOCK OPTIONS AND WARRANTS

Options

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from using our historical stock prices. We account for the expected life of options based on the contractual life of options for non-employees. For employees, our accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

The following table summarizes the stock option activity for the three months ended December 31, 2021:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at September 30, 2021	17,833,356	$1.04	8.30	$25,478,339
Grants	911,200	2.30	9.77	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(105,750)	1.10	—	(3,454,110)
Outstanding at December 31, 2021	18,638,806	$1.10	8.13	$22,024,229
Exercisable at December 31, 2021	12,175,833	$0.95	7.68	$16,073,164

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than our stock price of $2.25 as of December 31, 2021, and $3.21 as of December 31, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options on December 31, 2021:

Options outstanding
		Weighted	Options
		average	exercisable
Exercise	Number of	remaining life	number of
price	options	in years	options
0.86	1,148,371	4.66	1,148,371
0.66	4,663,935	6.84	4,663,935
0.89	2,500,000	8.46	1,714,000
1.10	7,915,299	8.87	3,669,990
0.57	300,000	9.17	300,000
2.84	450,000	9.33	250,000
2.75	600,000	9.34	116,667
2.35	125,000	9.72	6,944
2.40	50,000	9.57	—
2.50	50,000	9.59	50,000
2.30	836,200	9.77	255,925
	18,638,806		12,175,833

Stock-based compensation

We recognize compensation expense for all stock options granted using the fair value-based method of accounting. During the three months ended December 31, 2021, we issued 911,200 options valued at $1.38 per option. As of December 31, 2021, the total compensation cost related to nonvested awards not yet recognized is $11,096,347 and the weighted average period over which expense is expected to be recognized in months is 27.41.

We calculated the fair value of options issued using the Black-Scholes option pricing model, with the following assumptions:

December 31, 2021

Weighted average fair value of options granted	$2.03
Expected life	5.00 – 6.00 years
Risk-free interest rate	0.01 - 1.47%
Expected volatility	55.80 - 69.60%
Expected dividends yield	0%
Forfeiture rate	0%

The stock-based compensation expense related to option grants was $1,549,406 and $316,033, for the three months ended December 31, 2021, and 2020, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of our common stock:

Warrants outstanding			Warrants exercisable
		Weighted			Weighted
		average			average
		remaining	Weighted		remaining
		contractual	average		contractual
	Number	life	exercise	Number	life
Exercise prices	outstanding	(years)	price	exercisable	(years)
$0.86	3,850,709	5.37	$0.86	3,850,709	5.37
0.38	2,000,000	4.93	0.38	2,000,000	4.93
0.75	2,666,667	8.20	0.75	2,666,667	8.20
2.75	323,864	0.92	2.75	323,864	0.92
2.80	50,000	9.32	2.80	50,000	9.32
2.75	6,573,460	2.75	2.75	6,573,460	2.75

The following table summarizes the warrant activity for the nine months ended December 31, 2021:

Weighted
average
exercise
	Number of	price per
	shares	share
Outstanding at September 30, 2021	15,464,700	$1.63
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2021	15,464,700	$1.63

We record all warrants granted using the fair value-based method of accounting.

During the three months ended December 31, 2021, we issued no warrants. During the three months ended December 31, 2020, we issued 68,182 warrants in conjunction with the issue of related party senior secured convertible debentures in the total amount of $750,000 and recorded the allocated fair values of the warrants of $26,770 as additional debt discounts. We also issued 300,000 warrants to a company for consulting services and recorded consulting expense of $492,000.

We calculated the fair value of warrants issued using the Black-Scholes option pricing model, with the following assumptions:

December 31, 2021

Weighted average fair value of warrants granted	$1.15
Expected life	1.75 - 10 years
Risk-free interest rate	0.15% to 1.58%
Expected volatility	57.30% to 58.65%
Expected dividends yield	0%
Forfeiture rate	0%

NOTE 14 – INCOME TAXES

We calculate our interim income tax provision in accordance with ASC Topic 270, Interim Reporting and ASC Topic 740, Accounting for Income Taxes. At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary year to date earnings. In addition, the tax effects of unusual or infrequently occurring items including changes in judgment about valuation allowances and effects of changes in enacted tax laws are recognized discretely in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating (loss) income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute income tax expense may change as new events occur or additional information is obtained.

For the three months ended December 31, 2021, we recorded an income tax provision of $251 related to state and local taxes. For the three months ended December 31, 2020, we recorded an income tax provision of $98,244 related to a true-up of prepaid taxes from 2019. The effective rate for both the three months ended December 31, 2021, and December 31, 2020, differ from the U.S. federal statutory rate of 21% as no income tax benefit was recorded for current year operating losses as we maintain a full valuation allowance on our deferred tax assets.

NOTE 15 – SUBSEQUENT EVENTS

We have evaluated all subsequent events through the date of filing, February 14, 2022, of this Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2021, and events which occurred after December 31, 2021, but which were not recognized in the financial statements. We have determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

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

Overview

We are a multichannel digital video platform media company that uses marketing technology, or “MarTech,” to generate our revenue and fuel our services. Our technology and vast library of videos and licensed content enables us to curate and deliver short-form videos to our out-of-home (“OOH”) dining, hospitality, retail and other partners to enable them to inform, entertain and engage their customers. Our technology provides OOH customers and third-party advertisers with a targeted marketing and promotional tool for their products and services and allows us to measure the number of potential viewers of such advertising and promotional materials. In addition to providing services to OOH venue operators, we provide our services direct to consumers (“D2C”) in their homes and on mobile devices.

We offer self-curated music video content from major and independent record labels, as well as movie, television and video game trailers, kid-friendly videos, viral videos, drone footage, news headlines, and lifestyle and atmospheric channels. We believe we are the only service in the United States that has OOH and D2C licenses with all three major music labels, Universal Music, Sony Music and Warner Music Group (collectively, the “Music Labels”). These licenses allow us to provide music video content in both the OOH and D2C markets. Our OOH services are complimented by our mobile app (the “Loop App”), which allows users to follow each other, share their locations and playlists, view activity, and signal support for a music video.

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

Our Revenue Model

Our ad-supported and subscription-based services are separate offerings but work together to support our business. Given the expected growth in the digital OOH advertising market, coupled with the preferable economics to our ad-supported business model, we encourage our customers to choose our ad-supported services over our subscription services. While our ad-supported service is generally associated with higher margins, we provide our premium subscription service for OOH customers that are seeking an ad-free content offering.

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

Loop Player

The Loop Player is at the heart of our revenue model and its technology enables us to communicate and interact with OOH locations, advertisers, and OOH customers:

●	OOH Locations. The Loop Player allows OOH customers to program their in-store monitors and audio systems to schedule playlists depending on the time of day, promote their products or services through digital signage and deliver company-wide messages to staff in back-office locations. Business owners can filter content based on ratings or explicit language and can control the genres of videos in their programs. The Loop Player caches and encrypts our content, thereby supplying uninterrupted play for up to 12 hours in the event of an internet disruption.
●	Advertising and Content Partners. Our Loop Player works with our technology, software and servers to determine the number of ad impressions available for programmatic advertising, which can be filled in real-time, seconds before ads are played. Our Loop Player delivers content and advertising to venues and our technology allows us to record and report video content played (for reporting to content providers) and advertising content played (for reporting to our advertising demand partners and advertisers). In particular, our technology allows us to track when, where and how long content is played, and measure approximately how many consumers were in position to view the content or advertisement. The Loop Player’s Wi-Fi and Bluetooth capabilities allow us to determine the number of potential viewers at a given location, which can provide us with a revenue multiplier, as we are able to increase advertising revenue at high-volume locations. This “multiplier effect” is possible due to the Loop Player’s ability to detect, using Bluetooth and Wi-Fi technology, the number of consumer mobile devices within reach of a Loop Player in an OOH location which provides advertisers with a proxy for the number of potential viewers of a particular ad at any given time.
●	OOH Customers. We are seeking to further develop the interactivity between the Loop Player and the customers in OOH venues. This may take different forms, such as offering a simple thumbs up or thumbs down function, displaying the number of customer votes for a given piece of content, and downloading of menus from the screens and other functions. This will require further development of our mobile applications in the future.

●	Loop Media. We are able to consistently monitor the preferences of the customers of our OOH customers and venue operators through our Loop Player. Our Loop Player allows us to collect specific information and data on content played, views, location, and location type, enabling us to effectively measure demand. These capabilities allow us to make informed decisions around which type of content to acquire or develop, as well as identify new market opportunities.

Key Performance Indicators

We review our quarterly active users (“QAU”), among other key performance indicators, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We define an “active user” as (i) an ad-supported Loop Player (or OOH location using our ad-supported service through our “Loop for Business” application  or using our OOH location-owned computer screening our content) that is online, playing content, and has checked into the Loop analytics system at least once in the 90-day period or (ii) an OOH location customer using our subscription service at any time during the 90-day period. We use “QAU” to refer to the number of such active users during such period. Beginning October 1, 2021, we pre-activated almost all of our Loop Players prior to delivery to customers, in response to feedback from customers and in order to further streamline the installation process and simplify the use of the Loop Players in OOH locations. Pre-activated Loop Players are ordered by third-party OOH locations and represent potential revenue for us when the Loop Players are installed in the OOH locations.  As a result of these operational changes, for any period following September 30, 2021, we will include in our definition of “active user” any Loop Player that has been pre-activated and shipped by us to an OOH location customer for a period of 90 days post shipment, regardless of whether such customers utilize the Loop Player in their OOH location. After the 90-day period, these Loop Players will drop out of the QAU definition, unless they are otherwise online, playing content, and checked into the Loop analytics system at least once in any subsequent 90-day period. Prior to October 1, 2021, if a Loop Player was not activated by the OOH location operator it would not be counted as an active user. Accordingly, our QAUs for periods subsequent to September 30, 2021, will not be strictly comparable to our September 30, 2021, or June 30, 2021, QAUs.  Increases or decreases in our QAU may not correspond with increases or decreases in our revenue, and QAU may be calculated in a manner different than any similar key performance indicator used by other companies.

For the quarter ended December 31, 2021, QAU was 8,156, compared to 5,791 for the quarter ended September 30, 2021, a 41% increase.

For the quarter ended September 30, 2021, QAU was 5,791, compared to 4,296 for the quarter ended June 30, 2021, a 35% increase.

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

The first quarter of the calendar year (our second fiscal quarter) is traditionally the least profitable quarter in terms of revenue generation for ad publishers (such as us), as advertisers are holding and planning their budgets for the year and consumers tend to spend less after the winter holiday season. This results in fewer ad demands and lower CPMs. The second quarter of the calendar year, from April to June (our third fiscal quarter), typically experiences increased ad demand and higher CPMs over the first quarter, as advertisers start to spend their budgets in greater amounts. The third quarter of the calendar year, from July to September (our fourth fiscal quarter), typically sees a slight increase in CPMs and ad demands compared to the second quarter, even though consumers spend more time outdoors and less time online in the summer months. The fourth quarter of the calendar year, from October to December (our first fiscal quarter), is typically the most profitable quarter for publishers, as companies want their brands and products to be seen in the run-up to the holidays season. This generally results in publishers receiving the highest CPMs and the greatest ad demand for their ad impressions during the fourth quarter. As a result of these market trends for digital advertising we generally expect to receive higher CPMs and greater ad fill rates during the fourth quarter of a calendar year (our first fiscal quarter) and lower CPMs and reduced ad fill rates during the first quarter of a calendar year (our second fiscal quarter). We seek to offset the reduction in CPMs and ad fill rates with increased Loop Player distribution and ad impressions across our ad-supported services.

Critical Accounting Policies and Use of Estimates

 License Content Assets

On January 1, 2020, we adopted the guidance in ASU 2019-02, Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials, on a prospective basis. We capitalize the fixed content fees and its corresponding liability when the license period begins, the cost of the content is known, and the content is accepted and available for streaming. If the licensing fee is not determinable or reasonably estimable, no asset or liability is recorded, and licensing costs are expenses as incurred. We amortize licensed content assets into cost of revenue, using the straight-line method over the contractual period of availability. The liability is paid in accordance with the contractual terms of the arrangement.

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

Results of Operations

For the three months ended December 31, 2021, compared to the three months ended December 31, 2020

	Three months ended	Three months ended
	December 31	December 31,
	2021	2020	$variance	% variance
Total revenue	2,996,034	705,168	2,290,866	325%
Cost of revenue	1,444,977	462,042	982,935	213%
Gross profit	1,551,057	243,126	1,307,931	538%
Total operating expenses	5,909,680	5,427,097	482,583	9%
Loss from operations	(4,358,623)	(5,183,971)	825,348	(16)%

Other income (expense):
Interest income	200	2,996	(2,796)	(93)%
Interest expense	(504,117)	(395,905)	(108,212)	27%
Change in fair value of derivatives	98,745	—	98,745	N/A %
Gain/(Loss) on extinguishment of debt, net	490,051	13,900	476,151	3,426%
Gain/(loss) on settlement of obligation	—	(15,000)	15,000	(100)%
Total other income (expense)	84,879	(394,009)	478,888	(122)%

Provision for income taxes	(251)	(98,244)	97,993	100%
Net loss	$(4,273,995)	(5,676,224)	1,402,229	(25)%

Revenues

Our revenue increased for the three months ended December 31, 2021, from 2020 by $2,290,866, or 325%, primarily due to higher sales from the shift in mix from the in-home market to the new higher-margin OOH market strategy.  Advertising revenue was higher in 2021 due to strong Q1 seasonality in customer viewing patterns.  Subscription revenue increased due to more active users, in part due to new customers from additional OOH locations and in part due to our decision to pre-activate Loop Players prior to shipment so that new customers could begin using our content concurrent with installation.

Cost of revenue

Cost of revenue increased 213% from $462,042 in 2020 to $1,444,977 in 2021. The $982,935 increase in cost of revenues for the three months ended December 31, 2021, from 2020 was primarily as a result of increased usage of royalty content and recognition of higher fixed-fee content licensing costs stemming from the execution of additional content licensing contracts in 2021. In addition, 2021 included equipment, fulfillment, and installation costs relating to our Loop Players that had yet not been introduced in 2020.

Total operating expenses

Operating expenses increased by $482,583 in 2021 due to the combined effect of various expenses related to increased revenue. Share-based compensation and selling, general, and administrative costs (excluding share-based compensation) increased quarter over quarter by $923,153 and $1,950,229, respectively, largely due to the addition of operations staff and key management personnel, along with expanded marketing campaigns to support the growth of the OOH strategy and the new Loop Players. These increases in 2021 costs were offset by impairment costs recognized in 2020 in amount of $2,390,799 relating to the acquisition of EON.

Other income and expenses

Other income and expenses decreased by 122% or $478,888 from 2020 net expense (largely interest expense) quarter over quarter primarily due to the recognition of gain on the extinguishment of debt related to PPP loans and change in the fair value of derivatives in 2021 of $490,051 and $98,745, respectively in 2021.  These gains were partially offset by higher interest expense of $108,212 in 2021.

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

The following table provides a reconciliation of net loss to EBITDA for each of the periods indicated:

The following table provides a reconciliation of net loss to EBITDA for each of the years indicated:

	Three months ended	Three months ended
	December 31,	December 31,
	2021	2020
GAAP net loss	$(4,273,995)	$(5,676,224)
Adjustments to reconcile to EBITDA:
Interest expense	504,117	395,905
Interest income	(200)	(2,996)
Depreciation and Amortization expense*	343,458	511,429
Income Tax expense/(benefit)	(251)	(98,244)

EBITDA	$(3,426,369)	$(4,673,642)

*Includes amortization of content license assets.

Adjusted EBITDA

Adjusted EBITDA is not in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular:

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three months ended	Three months ended
	December 31,	December 31,
	2021	2020
GAAP net loss	$(4,273,995)	$(5,676,244)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense	504,117	395,905
Interest income	(200)	(2,996)
Depreciation and Amortization expense *	343,458	511,429
Income tax expense (benefit)	251	98,244
Stock-based compensation	1,549,406	626,253
Impairment of intangible assets	—	2,390,799
Gain on extinguishment of debt	(490,051)	(13,900)
Loss on settlement of obligation	—	15,000
Change in fair value of derivative	(98,745)	—
Adjusted EBITDA	$(2,465,759)	$(1,655,490)

*Includes amortization content license assets.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of approximately $1,662,098. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Three months ended	Three months ended
	December 31,	December 31,
	2021	2020
Net cash used in operating activities	$(3,477,763)	$(2,327,034)
Net cash used in investing activities	—	(745,771)
Net cash provided by financing activities	977,313	1,939,044
Change in cash	(2,500,450)	(1,133,761)

Cash, beginning of period	4,162,548	1,971,923
Cash, end of period	$1,662,098	$838,162

We have historically sought and continue to seek financing from private sources to implement our business plans. To satisfy our financial commitments, we have historically relied on private party financing, but that has inherent risks in terms of availability and adequacy of funding.

For the next twelve months, we anticipate that we will need to supplement our cash from revenues with additional cash raised from equity investment or debt transactions to ensure that we will have adequate cash to support our minimum operating cash requirements and thus to continue as a going concern.

There can be no guarantee or assurance that we can raise adequate capital from outside sources. If we are unable to raise funds when required or on acceptable terms, we may have to significantly reduce, or discontinue our operations.

Net cash used in operating activities

Net cash flows used in operating activities for the three months ended December 31, 2021, were $3,477,763 primarily due to the net loss of $4,273,995 offset by amortization of debt discount of $358,248, depreciation and amortization of $32,403, amortization of license contract assets of $311,055, amortization of right-of-use assets of $38,555, stock-based compensation expense of $1,549,406, write off of $20,000, gain on extinguishment of debt of $490,051, change in fair value of derivatives of $98,745 and net decrease in operating assets and liabilities of $924,639.

Net cash flows used in operating activities for the three months ended December 31, 2020, were $2,327,034 primarily due to the net loss of $5,676,224 offset by amortization of debt discount of $183,533, depreciation and amortization expense of $338,260, amortization of license contract assets of $173,169, amortization of right-of-use assets of $34,860, stock-based compensation expense of $134,253, warrants issued for consulting services of $492,000, write off of $62,154, impairment of intangible assets of $2,390,799, net loss on settlement of obligations of $1,100 and net decrease in operating assets and liabilities of $460,938.

Net cash used in investing activities

Net cash flows used in investing activities for the three months ended December 31, 2021, was $0 as compared to $745,711 primarily due to the cash portion of the acquisition of EON Media Group offset by equipment purchase of $2,752 and collections of note receivable of $1,477 for the same comparable period in 2020.

Net cash flow from financing activities

Net cash provided by financing activities for the three months ended December 31, 2021, was $977,313 due to receipt of proceeds of $1,250,000 stock subscription offset by $272,687 repayment of a stockholder’s loan.  Net cash provided by financing activities for the three months ended December 31, 2020, was $1,939,044 primarily due to $880,000 of cash proceeds received from issuance of common stock, cash proceeds from issuance of convertible debt of $750,000, cash proceeds of $350,000 received from issuance of common stock subscriptions, offset by repayment of stockholder loans of $40,956.

As a result of the above activities, the Company recorded a net decrease in cash of $2,500,450 for the three months ended December 31, 2021. The Company reported a cash balance of $1,662,098 at December 31, 2021.

Future Capital Requirements

We have generated limited revenue, and as of December 31, 2021, our cash totaled $1,662,098 and we had an accumulated deficit of ($71,116,411). We anticipate that we will continue to incur net losses for the foreseeable future. However, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

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

Proposed Equity Offering filed on S-1

On January 28, 2022, we filed a Form S-1 Registration Statement of Securities under the Securities Act of 1933.  We are offering shares of our common stock, which is currently quoted on the Pink Open Market operated by OTC Markets Group Inc. under the symbol “LPTV.” The last reported sale price of our common stock on January 27, 2022, was $2.60 per share.

Currently, there is a very limited market for our common stock. We have applied to list our common stock on the Nasdaq Capital Market under the symbol “LPTV.” There is no assurance that our listing application will be approved by Nasdaq or, if successful, that an active trading market for our common stock will develop or be sustained. If we are unable to list our common stock on the Nasdaq Capital Market, we will not consummate this offering.

We are a “smaller reporting company” under applicable Securities and Exchange Commission rules and are subject to reduced public company reporting requirements for the prospectus and future filings.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis. For the three months ended December 31, 2021, we had a net loss of $4,273,995, had net cash used in operating activities of $3,477,763, had working capital of $(1,316,821), and accumulated deficit of $(71,116,411). These matters raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this filing. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for our capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

We adopted no new recent accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosure About Market Risk.

Not required.

Item 4.Controls and Procedures.

(i)Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on this evaluation, and as a result of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021. Notwithstanding the material weaknesses that were identified and continued to exist at December 31, 2021, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Material Weaknesses and Management’s Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP. The following material weaknesses in our internal control over financial reporting were identified in the normal course and continued to exist as of December 31, 2021:

We failed to maintain an effective control environment due to the following:

●	Our management and governance had insufficient oversight of the design and operating effectiveness of the Company’s disclosure controls and internal controls over financial reporting;
●	We failed to maintain effective controls over the period-end financial reporting process, including controls with respect to preparation and disclosure of provision for income taxes, valuation and presentation of asset acquisition, content assets and liabilities, and investments; and
●	We failed to maintain effective controls over journal entries, both recurring and nonrecurring, and account reconciliations and did not maintain proper segregation of duties. Journal entries were not always accompanied by sufficient supporting documentation and were not adequately reviewed and approved for validity, completeness and accuracy. In most instances, persons responsible for reviewing journal entries and account reconciliations for validity, completeness and accuracy were also responsible for preparation.

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

We have retained a third–party consulting firm that specializes in internal audit work, and more specifically internal controls work. This firm will assist management with our risk assessment of internal control over financial reporting as well as documentation and testing of our internal control structure and evaluation of material weaknesses.

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

(ii)Changes in Internal Controls over Financial Reporting

Other than described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a).

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting us, or our common stock, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-KT for the year ended September 30, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended December 31, 2021, we sold and issued an aggregate of 0 shares of our common stock.

Item 3.Defaults Upon Senior Securities.

There were no material defaults regarding payments of principal and interest that exceeded 5% of our total assets.

Item 4.Mine Safety Disclosure.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

4.1	Form of Warrant, (previously filed on October 5, 2021 as Exhibit 4.1 of the Current Report on Form 8-K).

10.1	Form of Purchase Agreement, dated September 30, 2021, (previously filed on October 5, 2021 as Exhibit 10.1 of the Current Report on Form 8-K).

10.2	Form of Lock-Up Agreement (previously filed on October 5, 2021 as Exhibit 10.2 of the Current Report on Form 8-K).

10.3	CFO Employment Agreement, dated September 30, 2021, between Loop Media, Inc. and Neil Watanabe, (previously filed on October 5, 2021 as Exhibit 10.3 of the Current Report on Form 8-K).

10.4	Letter Agreement, dated September 29, 2021, between Loop Media, Inc. and Jim Cerna, (previously filed on October 5, 2021 as Exhibit 10.4 of the Current Report on Form 8-K).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99.1

Press Release of Loop Media, Inc. issued October 5, 2021, entitled “Loop Media Announces Appointment of New Board Members and Establishment Of New Board Committees”, (previously filed on October 5, 2021 as Exhibit 99.1 of the Current Report on Form 8-K).

99.2

Press Release of Loop Media, Inc. issued October 5, 2021, entitled “Loop Media Appoints New Chief Financial Officer”, as previously filed on October 5, 2021 as Exhibit 99.2 of the Current Report on Form 8-K).

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

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized on February 14, 2022.

Loop Media, Inc., a Nevada corporation
(Registrant)

By:	/s/ Jon Niermann
Jon Niermann
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Neil Watanabe
Neil Watanabe
Chief Financial Officer
(Principal Financial and Accounting Officer)