Form 10-Q
period 2022-03-31
Loop Media, Inc.
filed 2022-05-10
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the registrant had 153,507,277 shares of common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1Financial Statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2022	2021
ASSETS	(UNAUDITED)
Current assets
Cash	$637,998	$4,162,548
Accounts receivable, net	4,626,858	1,571,226
Inventory	62,083	223,048
Prepaid expenses and other current assets	406,757	1,645,037
Prepaid income tax	19,648	17,806
License content assets - current	696,613	850,263
Deferred offering costs	370,521	—
Total current assets	6,820,478	8,469,928
Non-current assets
Deposits	63,879	34,289
License content assets - non current	36,797	365,360
Equipment, net	30,356	38,936
Operating lease right-of-use assets	158,980	237,094
Intangible assets, net	646,556	702,778
Goodwill	1,970,321	1,970,321
Total non-current assets	2,906,889	3,348,778
Total assets	$9,727,367	$11,818,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,260,046	$1,147,585
Accrued liabilities	1,471,012	434,858
Accrued royalties	2,597,676	633,463
Payable on acquisition	250,125	250,125
License content liabilities - current	306,500	985,000
Note payable - current	—	25,714
Deferred Income	156,938	191,331
Convertible debt related party - current, net	2,498,651	530,226
Convertible debt – current, net	488,183	—
Lease liability - current	146,979	167,101
Total current liabilities	10,176,110	4,365,403
Non-current liabilities
Convertible debt – related party, less current portion, net	566,272	2,458,194
Convertible debt, less current portion, net	—	404,319
Note payable – non-current	—	460,924
Derivative liability	912,320	1,058,633
Non-revolving line of credit	1,500,000	—
Lease liability	14,775	75,530
Total non-current liabilities	2,993,367	4,457,600
Total liabilities	13,169,477	8,823,003

Stockholders’ equity (deficit)
Series B Convertible Preferred stock, $0.0001 par value, 3,333,334 shares authorized, 0 and 200,000 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively. Liquidation preference of $1.50 per share before any payment to Series A Preferred or Common stock		20
Common Stock, $0.0001 par value, 316,666,667 shares authorized,153,507,277 and 133,470,019 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	15,349	13,345
Additional paid in capital	72,633,782	69,824,754
Accumulated deficit	(76,091,241)	(66,842,416)
Total stockholders' equity (deficit)	(3,442,110)	2,995,703
Total liabilities and stockholders' equity (deficit)	$9,727,367	$11,818,706

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021

Revenue	$4,879,839	$794,043	$7,875,873	$1,499,211
Cost of revenue	3,515,217	724,578	4,960,194	1,186,620
Gross profit	1,364,622	69,465	2,915,679	312,591

Operating expenses
Selling, general and administrative	5,891,831	7,906,284	11,801,511	10,942,582
Impairment of goodwill and intangibles	—	—	—	2,390,799
Total operating expenses	5,891,831	7,906,284	11,801,511	13,333,381

Loss from operations	(4,527,209)	(7,836,819)	(8,885,832)	(13,020,790)

Other income (expense)
Interest income	—	5,657	200	8,653
Interest expense	(494,389)	(415,918)	(998,506)	(811,823)
Income from equity investment	—	1,551	—	1,551
Gain on extinguishment of debt, net	—	—	490,051	13,900
Loss on settlement of obligation	—	—	—	(15,000)
Change in fair value of derivatives	47,568	—	146,313	—
Total other income (expense)	(446,821)	(408,710)	(361,942)	(802,719)
Loss before income taxes	(4,974,030)	(8,245,529)	(9,247,774)	(13,823,509)
Income tax (expense)/benefit	(800)	(1,586)	(1,051)	(99,830)
Net loss	$(4,974,830)	$(8,247,115)	$(9,248,825)	$(13,923,339)

Basic and diluted net loss per common share	$(0.04)	$(0.07)	$(0.07)	$(0.12)

Weighted average number of basic and diluted common shares outstanding	136,595,986	120,153,908	135,015,827	118,459,023

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2022 and 2021

(UNAUDITED)

	Preferred Stock Series B		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balances, September 30, 2021	200,000	$20	133,470,018	$13,345	$69,824,754	$(66,842,416)	$2,995,703
Stock-based compensation	—	—	—	—	1,549,406	—	1,549,406
Net loss	—	—	—	—	—	(4,273,995)	(4,273,995)
Balances, December 31, 2021	200,000	$20	133,470,018	$13,345	$71,374,160	$(71,116,411)	$271,114

Stock-based compensation	—	—	—	—	1,116,318	—	1,116,318
Warrants issued to consultants	—	—	—	—	56,788	—	56,788
Payment in kind interest stock issuance	—	—	37,136	4	88,496	—	88,500
Conversion of series B convertible stock to common stock	(200,000)	(20)	20,000,000	2,000	(1,980)	—	—
Net loss	—	—	—	—	—	(4,974,830)	(4,974,830)
Balances, March 31, 2022	—	$—	153,507,154	$15,349	$72,633,782	$(76,091,241)	$(3,442,110)

	Preferred Stock B		Preferred Stock A		Common Stock			Common stock	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount		subscriptions	in Capital	Deficit	Total
Balances, September 30, 2020	200,000	$20	30,667	$3	114,320,911	$11,432		$135,144	$36,669,899	$(35,867,920)	$1,156,299
Shares issued for cash	—	—	—	—	757,333	75		—	899,925	—	900,000
Cash received for common stock subscribed	—	—	—	—	—	—		330,000	—	—	330,000
Issuance of common stock subscribed	—	—	—	—	(53,333)	(5)		20,000	(19,995)	—	—
Shares issued in connection with reverse merger	—	—	—	—	—	—		—	(1)	—	(1)
Shares issued for asset purchase	—	—	—	—	1,369,863	137		—	2,671,096	—	2,671,233
Beneficial conversion feature of convertible debt	—	—	—	—	—	—		—	750,000	—	750,000
Stock-based compensation	—	—	—	—	—	—		—	134,253	—	134,253
Warrants issued to consultant	—	—	—	—	—	—		—	492,000	—	492,000
Shares issued for debt settlement	—	—	—	—	97,891	10		—	194,793	—	194,803
Shares issued for license content assets	—	—	—	—	1,180,880	118		—	2,065,878	—	2,065,996
Shares issued for investment in unconsolidated entity	—	—	—	—	454,463	46		—	863,434	—	863,480
Net loss	—	—	—	—	—	—		—	—	(5,676,224)	(5,676,224)
Balances, December 31, 2020	$200,000	$20	30,667	$3	118,128,008	$11,813		$485,144	$44,721,282	$(41,544,144)	$3,881,839
Issuance of common stock subscribed	—	—	—	—	497,429	49		(485,144)	485,095	—	—
Conversion of convertible debenture	—	—	—	—	1,003,618	100		—	376,256	—	376,356
Shares issued for cash	—	—	—	—	1,564,000	156		—	1,954,844	—	1,955,000
Stock-based compensation	—	—	—	—	—	—		—	5,419,800	—	5,419,800
Warrants issued in conjunction with debenture	—	—	—	—	—	—		—	43,654	—	43,654
Beneficial conversion feature of convertible debt	—	—	—	—	—	—		—	306,346	—	306,346
Net loss	—	—	—	—	—	—		—	—	(8,247,115)	(8,247,115)
BALANCES, March 31, 2021	$200,000	$20	30,667	$3	121,193,055	$12,118	$	$—	$53,307,277	$(49,791,259)	$3,735,880

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,248,825)	$(13,923,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	713,197	465,641
Depreciation and amortization expense	64,802	1,075,898
Amortization of license content assets	482,213	94,086
Amortization of right-of-use assets	78,114	70,596
Bad debt expense	20,000	167,874
Gain on extinguishment of debt	(490,051)	—
Change in fair value of derivative	(146,313)	—
Warrants issued for consulting services	56,788	—
Stock-based compensation	2,665,724	6,046,053
Payment in kind for interest stock issuance	88,500	—
Gain on settlement of obligations	—	(13,900)
Loss on settlement of obligations	—	15,000
Equity method investment income	—	(1,551)
Impairment of intangible assets	—	2,390,799
Change in operating assets and liabilities:
Accounts receivable	(3,075,632)	(40,961)
Prepaid income tax	(1,842)	99,837
Inventory	160,965	1,328
Prepaid expenses	(11,720)	(69,579)
Deposit	(29,590)	227,000
Accounts payable	871,866	106,582
Accrued expenses	1,033,139	(205,051)
Accrued royalties	1,964,214	12,724
License content liability	(678,500)	(839,000)
Operating lease liabilities	(80,877)	(70,289)
Deferred income	(34,392)	39,350
NET CASH USED IN OPERATING ACTIVITIES	(5,598,220)	(4,350,902)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets, net of cash acquired	—	(750,000)
Purchase of equipment	—	2,752
Collection of note receivable	—	1,477
NET CASH USED IN INVESTING ACTIVITIES	—	(745,771)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,250,000	3,185,000
Proceeds from issuance of convertible debt	—	1,100,000
Proceeds from credit facility	1,500,000	—
Repayment of stockholder loans	(552,832)	(58,770)
Deferred offering costs	(123,498)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,073,670	4,226,230

Change in cash and cash equivalents	(3,524,550)	(870,443)
Cash, beginning of period	4,162,548	1,971,923
Cash, end of period	$637,998	$1,101,480

SUPPLEMENTAL DISCLOSURES OF CASH FLOW STATEMENTS
Cash paid for interest	$101,186	$105,627
Cash paid for income taxes	$1,051	$-
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for license content assets	$—	$2,260,799
Preferred shares issued for debt settlement	$—	$1,006,584
Conversion of convertible debenture to common stock	$—	$376,356
Common stock issued for acquisition	$—	$2,671,233
Common stock issued for equity investment in unconsolidated entity	$—	$863,480
Accrued interest rolled into convertible note	$—	$81,824
Unpaid deferred offering costs	$247,023	$—
Payment in kind common stock payment	$88,496	$—
Warrants issued as debt discount on convertible debenture	$—	$43,654
Conversion of Preferred Class B stock to common stock	$1,980	$—
Shares issued for common stock subscribed	$—	$135,144
Beneficial conversion feature recorded as debt discount	$—	$1,056,346

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 1 – BUSINESS

Loop Media Inc. is a Nevada corporation. We were incorporated under the laws of the State of Nevada on May 11, 2015.

We are a multichannel digital video platform media company that uses marketing technology, or “MarTech,” to generate our revenue and fuel our services. Our technology and library of videos and licensed content enable us to curate and deliver short-form videos to our digital out-of-home (“DOOH”) business locations for dining, hospitality, retail and other customers to enable them to inform, entertain and engage their customers. Our technology provides DOOH customers and third-party advertisers with a targeted marketing and promotional tool for their products and services and allows us to measure the number of potential viewers of such advertising and promotional materials. In addition to providing services to DOOH venue operators, we provide our services direct to consumers (“D2C”) in their homes and on their mobile devices.

We offer self-curated music video content licensed from major and independent record labels, as well as movie, television and video game trailers, kid-friendly videos, viral videos, drone footage, news headlines, and lifestyle and atmospheric channels. These licenses allow us to provide music video content in both the DOOH and D2C markets. Our DOOH services are complimented by our mobile app (the “Loop App”), which allows users to follow each other, share their locations and playlists, view activity, and signal support for a music video.

We curate content into playlists for DOOH locations and into streaming channels for delivery to our over-the-top (“OTT”) platform customers and our mobile application users. Our digital platform service seeks to surround and engage consumers with a diverse offering of video content on their chosen digital screen wherever they are located. Our services include both an ad-supported service, which offers content on a free or unpaid advertising supported basis, and a subscription service, which offers content on a paid subscription basis. We deliver our services to DOOH locations primarily through our proprietary Loop Media-designed “small-box” streaming Android media player (the “Loop Player”) and direct to consumers through our fully functional and operational Loop App and across OTT streaming platforms on connected TVs.

Going concern and management’s plans

As of March 31, 2022, we had cash of $637,998 and an accumulated deficit of ($76,091,241). During the six months ended March 31, 2022, we used net cash in operating activities of $(5,598,220). We have incurred net losses since inception. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance date of these consolidated financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of September 30, 2021, which has been derived from our audited financial statements, and (b) our unaudited condensed consolidated interim financial statements for the six months ended March 31, 2022, have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2022, are not necessarily indicative of results that may be expected for the year ending September 30, 2022.

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

Business combinations

We account for business acquisitions under Accounting Standards Codification (“ASC”) 805, Business Combinations. The total purchase consideration for an acquisition is measured as the fair value of the assets given, equity instruments issued and liabilities assumed on the acquisition date. Costs that are directly attributable to the acquisition are expenses as incurred. Identifiable assets (including intangible assets), liabilities assumed (including contingent liabilities) and noncontrolling interests in an acquisition are measured initially at their fair values on the acquisition date. We recognize goodwill if the fair value of the total purchase consideration and any noncontrolling interest is in excess of the net fair value of the identifiable assets and the liabilities assumed. The results of operations of the acquired business are included in the consolidated financial statements beginning on the acquisition date

Segment reporting

We report as one reportable segment because we do not have more than one operating segment. Our business activities, revenues and expenses are evaluated by management as one reportable segment.

Cash

Cash and cash equivalents include all highly liquid monetary instruments with original maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits. We maintain our cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, our cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits. We have not experienced any losses on such accounts. On March 31, 2022, and September 30, 2021, we had no cash equivalents.

As of March 31, 2022, and September 30, 2021, approximately $387,998 and $3,655,716  of cash exceeded the FDIC insurance limits, respectively.

Accounts receivable

Accounts receivable represent amounts due from customers. We assess the collectability of receivables on an ongoing basis. A provision for the impairment of receivables involves significant management judgment and includes the review of individual receivables based on individual customers, current economic trends and analysis of historical bad debts. As of March 31, 2022, and September 30, 2021, we recorded an allowance for doubtful accounts of $235,371 and $216,238, respectively.

Concentration of credit risk

We grant credit in the normal course of business to our customers. Periodically, we review past due accounts and make decisions about future credit on a customer by customer basis. Credit risk is the risk that one party to a financial instrument will cause a loss for the other party by failing to discharge an obligation.

Our concentration of credit risk was not significant as of March 31, 2022, and September 30, 2021.

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

In performing the quantitative test for impairment of goodwill, we compare the fair value of each reporting unit with it carrying amount, including goodwill, in order to identify a potential impairment. Measurement of the fair value of a reporting unit is based on a fair value measure using the sum of the discounted estimated future cash flows. Estimates of forecasted cash flows involve measurement uncertainty, and it is therefore possible that reductions in the carrying value of goodwill may be required in the future because of changes in management’s future cash flow estimates. When the fair value of a reporting unit is less than its carrying amount, goodwill of the reporting unit is considered to be impaired. Effective January 1, 2020, we adopted the guidance in Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment, which measures impairment amount as the excess of a reporting unit’s carrying amount over its fair value as determined by the quantitative test.

Operating leases

We determine if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included on the face of the consolidated balance sheet.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for as a single lease component. For lease agreements with terms less than 12 months, we have elected the short-term lease measurement and recognition exemption, and recognize such lease payments on a straight-line basis over the lease term.

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

We record assets and liabilities at fair value on a nonrecurring basis as required by US GAAP. Assets recognized or disclosed at fair value in the condensed consolidated financial statements on a nonrecurring basis include items such as property and equipment, operating lease assets, goodwill, and other intangible assets, which are measured at fair value if determined to be impaired.

The following table summarizes fair value measurements of the Derivative Liability as of March 31, 2022:

	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	For Identical Items	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liabilities	—	—	912,320	912,320
Total	$—	$—	$912,320	$912,320

The following table summarizes fair value measurements of the Derivative Liability as of September 30, 2021:

	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	For Identical Items	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liabilities	—	—	1,058,633	1,058,633
Total	$—	$—	$1,058,633	$1,058,633

The following table summarizes changes in fair value measurements of the Derivative Liability during the six months ended March 31, 2022:

Balance as of September 30, 2021	$1,058,633
Derivative liability issued with convertible debentures	—
Change in fair value	(146,313)
Balance as of March 31, 2022	$912,320

The following table summarizes the unobservable inputs used in the valuation of the derivatives during the six months ended March 31, 2022:

Expected term	0.67 - 1.75 years

Discount rate	7.12% - 11.80%

Volatility	75% - 110.0%

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

Advertising costs

We expense all advertising costs as incurred. Advertising and marketing costs for the six months ended March 31, 2022, and 2021 were $2,251,590 and $426,098, respectively.

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

Deferred income

We bill subscription services in advance of when the service period is performed. The deferred income recorded at March 31, 2022, and September 30, 2021, represents our accounting for the timing difference between when the subscription fees are received and when the performance obligation is satisfied.

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

The following securities are excluded from the calculation of weighted average diluted shares at March 31, 2021, and September 30, 2021, respectively, because their inclusion would have been anti-dilutive.

	March 31,	September 30,
	2022	2021
Options to purchase common stock	18,406,306	17,833,356
Warrants to purchase common stock	15,652,025	15,464,700
Series A preferred stock	—	3,066,700
Series B preferred stock	—	20,000,000
Convertible debentures	4,922,121	7,079,622
Total common stock equivalents	38,980,452	63,444,378

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

Recently adopted accounting pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2022. We are currently evaluating the impact of this standard on our condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for periods beginning after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. We are currently evaluating the impact of this standard on our condensed consolidated financial statements and related disclosures.

NOTE 3 – INVENTORY

Our finished goods inventory consisted of the following on March 31, 2022, and September 30, 2021:

	March 31,	September 30,
	2022	2021
Computers	$13,127	$6,881
Hasp keys	3,547	3,581
Loop player	45,409	212,586
Total inventory	$62,083	$223,048

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

As of March 31, 2022, license content assets were $696,613 recorded as License content asset, net – current and $36,797 recorded as License content asset, net – noncurrent.

We recorded amortization expense of $482,213 and $94,086 for the six months ended March 31, 2022, and 2021, respectively, in cost of revenue, in the consolidated statements of operations, related to capitalized license content assets. The amortization expense for the next two years for capitalized license content assets as of March 31, is $508,630 in 2022, and $207,517 in 2023.

License Content Liabilities

On March 31, 2022, we had $306,500 of obligations comprised of $306,500 in License content liability – current and $0 in License content liability – noncurrent on the Consolidated Balance Sheets. Payments for content liabilities for the six months ended March 31, 2022, were $678,500. The expected timing of payments for these content obligations is $275,250 payable in fiscal year 2022, and $31,250 payable in fiscal year 2023. Certain contracts provide for recoupment of payments on minimum obligations during the term of the contracts.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2022, and September 30, 2021, the balance of goodwill was $1,970,321 and $1,970,321, respectively.

Our other intangible assets, each definite lived assets, consisted of the following as of March 31, 2022, and September 30, 2021:

		March 31,	September 30,
	Useful life	2022	2021
Customer relationships	nine years	$1,012,000	$1,012,000
Content library	two years	198,000	198,000
Total intangible assets, gross		1,210,000	1,210,000

Less: accumulated amortization		(563,444)	(507,222)
Total		(563,444)	(507,222)
Total intangible assets, net		$646,556	$702,778

Amortization expense charged to operations amounted to $56,222 and $688,861, respectively, for the six months ended March 31, 2022, and the six months ended March 31, 2021.

Annual amortization expense for the next five years and thereafter is estimated to be $84,333 (remaining in 2022), $112,444, $112,444, $112,444, $112,444, and $112,444, respectively. The weighted average life of the intangible assets subject to amortization is 6 years on March 31, 2022.

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

	March 31,	September 30,
	2022	2021
Short term portion	$146,979	$167,101
Long term portion	14,775	75,530
Total lease liability	$161,754	$242,631

Maturity analysis under these lease agreements are as follows:

2022	$158,212
2023	18,792
Total undiscounted cash flows	177,004
Less: 10% Present value discount	(15,250)
Lease liability	$161,754

	Six months ended March 31,
	2022	2021
Operating lease expense	$88,888	$88,888
Short-term lease expense	4,200	2,603
Total lease expense	$93,088	$91,491

Operating lease expense is included in selling, general and administration expenses in the consolidated statement of operations.

For the six months ended March 31, 2022, cash payments against lease liabilities totaled $45,238, accretion on lease liability of $5,889.

For the six months ended March 31, 2021, cash payments against lease liabilities totaled $91,652, accretion on lease liability of $10,775.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Weighted-average remaining lease term	0.96 years
Weighted-average discount rate	10%

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2022, and September 30, 2021:

	March 31,	September 30,
	2022	2021
Accounts payable	$2,260,046	$1,147,585

Interest payable	194,725	106,631
Payroll liabilities	—	20,250
Other accrued liabilities	1,276,287	307,977
Accrued liabilities	1,471,012	434,858

Accrued royalties	2,597,676	633,463

Total accounts payable and accrued expenses	$6,328,734	$2,215,906

NOTE 8 – CONVERTIBLE DEBENTURES PAYABLE

Convertible debentures as of March 31, 2022:
				Unpaid	Contractual
		Net Carrying Value		Principal	Interest Rates		Contractual	Warrants
Related party convertible debentures:		Current	Long Term	Balance	Cash	PIK	Maturity Date	issued
$3,000,000 convertible debenture amended October 23, 2020	(1)	$587,544	$566,272	$2,162,750	10%		12/1/2023	3,550,709
$750,000 convertible debenture, December 1, 2020	(2)	628,005	—	750,000	4%	6%	12/1/2022	68,182
$800,000 convertible debenture, April 1, 2021	(2)	648,065	—	800,000	4%	6%	12/1/2022	72,727
$400,000 convertible debenture, May 1, 2021	(2)	319,569	—	400,000	4%	6%	12/1/2022	36,364
$400,000 convertible debenture, June 2, 2021	(2)	315,468	—	400,000	4%	6%	12/1/2022	36,364
Total related party convertible debentures, net		$2,498,651	$566,272	$4,512,750

Convertible debentures:
$350,000 convertible debenture, January 12, 2021	(2)	289,188	—	350,000	4%	6%	12/1/2022	87,500
$250,000 convertible debenture, May 21, 2021	(2)	198,995	—	250,000	4%	6%	12/1/2022	22,727
Total convertible debentures, net		$488,183	$—	$600,000

Convertible debentures as of September 30, 2021:
				Unpaid	Contractual
		Net Carrying Value		Principal	Interest Rates		Contractual	Warrants
Related party convertible debentures:		Current	Long Term	Balance	Cash	PIK	Maturity Date	issued
$3,000,000 convertible debenture amended October 23, 2020	(1)	$530,226	$876,256	$2,715,582	10%		12/1/2023	3,550,709
$750,000 convertible debenture, December 1, 2020	(2)	—	536,508	750,000	4%	6%	12/1/2022	68,182
$800,000 convertible debenture, April 1, 2021	(2)	—	534,114	800,000	4%	6%	12/1/2022	72,727
$400,000 convertible debenture, May 1, 2021	(2)	—	259,246	400,000	4%	6%	12/1/2022	36,364
$400,000 convertible debenture, June 2, 2021	(2)	—	252,070	400,000	4%	6%	12/1/2022	36,364
Total related party convertible debentures, net		$530,226	$2,458,194	$5,065,582

Convertible debentures:
$350,000 convertible debenture, January 12, 2021	(3)	—	243,578	350,000	4%	6%	12/1/2022	87,500
$250,000 convertible debenture, May 21, 2021	(4)	—	160,741	250,000	4%	6%	12/1/2022	22,727
Total convertible debentures, net		$—	$404,319	$600,000

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

●	$750,000 December 1, 2020 debenture the fair value of the conversion feature of $339,216 and the allocated fair value of the warrants of $26,770 were recorded as debenture discount.
●	$350,000 January 12, 2021 debenture the fair value of the conversion feature of $139,751 and the allocated fair value of the warrants of $31,282 were recorded as debenture discount.
●	$800,000 April 1, 2021 debenture the fair value of the conversion feature of $319,431 and the allocated fair value of the warrants of $60,406 were recorded as debenture discount.
●	$400,000 May 1, 2021 debenture the fair value of the conversion feature of $159,715 and the allocated fair value of the warrants of $31,309 were recorded as debenture discount.
●	$250,000 May 21, 2021 debenture the fair value of the conversion feature of $99,822 and the allocated fair value of the warrants of $14,940 were recorded as debenture discount.
●	$400,000 June 2, 2021 debenture the fair value of the conversion feature of $159,715 and the allocated fair value of the warrants of $30,481 were recorded as debenture discount.

The following table presents the interest expense related to the contractual interest coupon and the amortization of debt discounts on the convertible debentures:

	Six months ended March 31,
	2022	2021
Interest expense	$285,309	$346,182
Interest accretion	713,197	465,641
Amortization of debt discounts
Total	$998,506	$811,823

For the six months remaining 2022	$579,373
2023	4,200,761
2024	332,617
Convertible debentures payable, related and non related party	5,112,751
Less: Debt discount on convertible debentures payable	(1,559,645)
Total convertible debentures payable, related and non related party, net	$3,553,106

NOTE 9 – COMMITMENTS AND CONTINGENCIES

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of March 31, 2022.

NOTE 10 – RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

We borrowed funds for business operations from a certain stockholder and board member through convertible debenture agreements and have remaining balances, including accrued interest amounting to $2,495,549 and $2,448,871 as of March 31, 2022, and September 30, 2021, respectively. We incurred interest expense, including amortization of debt discount for these convertible debentures in the amounts of $446,348 and $85,949 for the six months ended March 31, 2022, and 2021, respectively. See Note 8 for convertible debentures discussion.

On February 23, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “Prior Loan Agreement”), with Excel Family Partners, LLLP (“Excel”), an entity managed by Bruce Cassidy, a member of the Company’s board of directors, for aggregate loans of up to $1.5 million, which was amended on April 13, 2022, to increase the aggregate amount to $2.0 million (the “$2m Loan”).

NOTE 11 –STOCKHOLDERS’ EQUITY (DEFICIT)

Convertible Preferred Stock

Of the 16,666,667 shares of preferred stock authorized, we had designated (i) 3,333,334 shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and (ii) 3,333,334 shares of preferred stock as Series B Convertible Preferred Stock (the “Series B Preferred Stock.”  As of March 31, 2022, and March 31, 2021, we had 0 and 30,667 shares of Series A Preferred Stock issued and outstanding, respectively.  As of March 31, 2022, and March 31, 2021, we had 0 and 200,000 shares of Series B Preferred Stock issued and outstanding, respectively.

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

On March 18, 2022, a board member converted his outstanding 200,000 shares of Series B Convertible Preferred shares to 20,000,000 shares of common stock.

Common stock

Our authorized capital stock consists of 316,666,667 shares of common stock, $0.0001 par value per share, and 16,666,667 shares of preferred stock, $0.0001 par value per share. As of March 31, 2022, and March 31, 2021, there were 153,507,277 and 121,193,056, respectively, shares of common stock issued and outstanding.

Six months ended March 31, 2022

During the six months ended March 31, 2022, we issued 37,136 shares of common stock with a value of $88,500 as payment in kind for accrued interest due on certain convertible notes.  Of this amount, 29,583 shares of common stock at a value of $70,500 was issued to a board member.

Six months ended March 31, 2021

During the six months ended March 31, 2021, we issued1,369,863 shares of our common stock with a value of $2,671,233 for the purchase of certain intangible assets.

During the six months ended March 31, 2021, we issued 97,891 shares of our common stock with a value of $194,803 as a debt settlement.

During the six months ended March 31, 2021, we issued1,180,880 shares of our common stock, valued at $2,065,996 capitalized as license content assets.

During the six months ended March 31, 2021, we issued 454,463 shares of our common stock with a value of $863,480 for the purchase of 20% ownership in EON.

During the six months ended March 31, 2021, we issued an aggregate of 2,548,000 shares of our common stock for gross cash proceeds of $3,185,000. We recorded no offering costs.

During the six months ended March 31, 2021, we issued 217,429  shares of our common stock in satisfaction of a common stock subscription of $135,144.

During the six months ended March 31, 2021, we converted a convertible note plus accrued interest in the amount of $376,356 into 1,003,618  shares of our common stock.

See Note 12 – Stock Options and Warrants for stock compensation discussion.

NOTE 12 – STOCK OPTIONS AND WARRANTS

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

The following table summarizes the stock option activity for the six months ended March 31, 2022:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at September 30, 2021	17,833,356	$1.04	8.30	$25,478,339
Grants	911,200	2.30	9.77	823,281
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(338,250)	2.13	—	—
Outstanding at March 31, 2022	18,406,306	$1.08	7.87	$26,301,620
Exercisable at March 31, 2022	12,938,126	$0.97	7.50	$19,944,636

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than our stock price of $2.50 as of March 31, 2022, and $2.90 as of March 31, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options on March 31, 2022:

Options outstanding
		Weighted	Options
		average	exercisable
Exercise	Number of	remaining life	number of
price	options	in years	options
0.86	1,148,371	4.42	1,148,371
0.66	4,663,935	6.59	4,663,935
0.89	2,500,000	8.21	1,882,000
1.10	7,882,799	8.62	4,141,691
0.57	300,000	8.92	300,000
2.84	250,000	9.08	250,000
2.75	600,000	9.10	166,667
2.35	125,000	9.33	11,111
2.40	50,000	9.33	—
2.50	50,000	9.34	50,000
2.30	836,200	9.52	324,350
	18,406,306		12,938,126

Stock-based compensation

We recognize compensation expense for all stock options granted using the fair value-based method of accounting. During the six months ended March 31, 2022, we issued 911,200 options valued at $1.38 per option. As of March 31, 2022, the total compensation cost related to nonvested awards not yet recognized is $10,732,391 and the weighted average period over which expense is expected to be recognized in months is 27.4.

We calculated the fair value of options issued using the Black-Scholes option pricing model, with the following assumptions:

March 31, 2022

Weighted average fair value of options granted	$1.38
Expected life	5.00 – 6.00 years
Risk-free interest rate	0.01 - 1.47%
Expected volatility	55.80 - 69.60%
Expected dividends yield	0%
Forfeiture rate	0%

The stock-based compensation expense related to option grants was $2,665,724 and $5,554,053, for the six months ended March 31, 2022, and 2021, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of our common stock:

Warrants outstanding			Warrants exercisable
		Weighted			Weighted
		average			average
		remaining	Weighted		remaining
		contractual	average		contractual
	Number	life	exercise	Number	life
Exercise prices	outstanding	(years)	price	exercisable	(years)
$0.86	3,850,709	5.12	$0.86	3,850,709	5.12
0.38	2,000,000	4.69	0.38	2,000,000	4.69
0.75	2,666,667	7.95	0.75	2,666,667	7.95
2.75	323,864	2.67	2.75	323,864	2.67
2.80	50,000	9.07	2.80	50,000	9.07
2.75	6,573,460	2.50	2.75	6,573,460	2.50
2.35	187,324	4.96	2.35	34,273	4.96

The following table summarizes the warrant activity for the six months ended March 31, 2022:

		Weighted
		average
		exercise
	Number of	price per
	shares	share
Outstanding at September 30, 2021	15,464,700	$1.63
Issued	187,324	2.35
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2022	15,652,024	$1.64

We record all warrants granted using the fair value-based method of accounting.

During the six months ended March 31, 2022, we issued 187,324 warrants for consulting services and recorded consulting expense of $56,788. During the six months ended March 31, 2021, we issued 155,682 warrants in conjunction with the issue of senior secured convertible debentures, of which 68,182 warrants were issued to a related party, in the total amount of $1,100,000 and recorded the allocated fair values of the warrants of $58,052 as additional debt discounts.

We calculated the fair value of warrants issued using the Black-Scholes option pricing model, with the following assumptions:

March 31, 2022

Weighted average fair value of warrants granted	$0.61
Expected life	1.75 - 10 years
Risk-free interest rate	0.15% to 2.10%
Expected volatility	43% to 57.30%
Expected dividends yield	0%
Forfeiture rate	0%

NOTE 13 – INCOME TAXES

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

For the six months ended March 31, 2022, we recorded an income tax provision of $1,051 related to state and local taxes. For the six months ended March 31, 2021, we recorded an income tax provision of $99,830 primarily related to a true-up of prepaid taxes from 2019. The effective rate for both the six months ended March 31, 2022, and March 31, 2021, differ from the U.S. federal statutory rate of 21% as no income tax benefit was recorded for current year operating losses as we maintain a full valuation allowance on our deferred tax assets.

For the three months ended March 31, 2022, we recorded an income tax provision of $800 related to state and local taxes. For the three months ended March 31, 2021, we recorded an income tax provision of $1,586 related to state and local taxes. The effective rate for both the three months ended March 31, 2022, and March 31, 2021, differ from the U.S. federal statutory rate of 21% as no income tax benefit was recorded for current year operating losses as we maintain a full valuation allowance on our deferred tax assets.

NOTE 14 – SUBSEQUENT EVENTS

Non-Revolving Line of Credit Refinance

Effective as of April 25, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement with Excel for principal amount of up to $4,022,986, evidenced by a Non-Revolving Line of Credit Promissory Note, also effective as of April 25, 2022. The Loan matures eighteen (18) months from the date of the Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year.

On April 25, 2022, we used $2.022 million of the proceeds of the Loan to pre-pay all of the remaining outstanding principal and interest of the $2m Loan, in accordance with Section 2.5 of the Prior Loan Agreement, which Prior Loan Agreement was terminated as of April 25, 2022.

In connection with the Loan, on April 25, 2022, we issued a warrant for an aggregate of up to 1,149,425 shares of our common stock. The Warrant has an exercise price of $1.75 per share, expires on April 25, 2025 and shall be exercisable at any time prior to the Expiration Date.

Under the Loan Agreement, we have granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof.

Refinancing of Convertible Debentures

On May 9, 2022 we completed a transfer of certain of our outstanding unsecured convertible debentures in the aggregate principal amount of $2,068,399  (the “Old Debentures”) by prepaying the principal and interest owed on such debentures in full under the terms of the debentures and issuing new substantially identical unsecured convertible debentures in the aggregate principal amount of $2,079,993 (the “New Debentures”) to a related party (the “Transfer”). The New Debentures, like the Old Debentures, mature on December 1, 2023, require monthly installments of principal and interest at 10% per annum and are convertible at any time prior to the maturity in whole or in part into our common shares at a price of $0.60 per common share. We had previously sought, but did not receive, certain concessions from the holders of the Old Debentures related to ongoing monthly principal and interest payments and the conversion of the Old Debentures into shares of our common stock in connection with any significant public equity capital raise by us. In connection with the issuance of the New Debentures, the holder thereof (the “Transferee”) has agreed to a cessation of principal and interest payments on the New Debentures until December 1, 2022, at which time accrued interest would be paid in a lump sum in cash and monthly principal and interest payments would resume. The Transferee has further agreed to convert the New Debentures into shares of our common stock upon any significant public equity capital raise by us.

See Note 10 Related Party Transactions.

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

Overview

We are a multichannel digital video platform media company that uses marketing technology, or “MarTech,” to generate our revenue and fuel our services. Our technology and library of videos and licensed content enables us to curate and deliver short-form videos to our digital out-of-home (“DOOH”) business locations including dining, hospitality, retail and other partners to enable them to inform, entertain and engage their customers. Our technology provides DOOH customers and third-party advertisers with a targeted marketing and promotional tool for their products and services and allows us to measure the number of potential viewers of such advertising and promotional materials. In addition to providing services to DOOH venue operators, we provide our services direct to consumers (“D2C”) in their homes and on mobile devices.

We offer self-curated music video content from major and independent record labels, as well as movie, television and video game trailers, kid-friendly videos, viral videos, drone footage, news headlines, and lifestyle and atmospheric channels. These licenses allow us to provide music video content in both the DOOH and D2C markets. Our DOOH services are complemented by our mobile app (the “Loop App”), which allows users to follow each other, share their locations and playlists, view activity, and signal support for a music video.

We curate content into playlists for DOOH locations and into streaming channels for delivery to our over-the-top (“OTT”) platform customers and our mobile application users. Our digital platform service seeks to surround and engage consumers with a diverse offering of video content on their chosen digital screen wherever they are located. Our services include both our ad-supported service, which offers content on a free or unpaid advertising supported basis, and our premium service, which offers content on a paid subscription basis. We deliver our service to DOOH venues primarily through our proprietary Loop Media-designed “small-box” streaming Android media player (the “Loop Player”) and direct to consumers primarily through our fully functional and operational Loop App and across OTT streaming platforms on connected TVs (“CTVs”).

Key Performance Indicators

We review our quarterly active users (“QAU”), among other key performance indicators, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We define an “active user” as (i) an ad-supported Loop Player (or DOOH location using our ad-supported service through our “Loop for Business” application  or using our DOOH location-owned computer screening our content) that is online, playing content, and has checked into the Loop analytics system at least once in the 90-day period or (ii) an DOOH location customer using our subscription service at any time during the 90-day period. We use “QAU” to refer to the number of such active users during such period. Beginning October 1, 2021, we pre-activated almost all of our Loop Players prior to delivery to customers, in response to feedback from customers and in order to further streamline the installation process and simplify the use of the Loop Players in DOOH locations. Pre-activated Loop Players are ordered by third-party DOOH locations and represent potential revenue for us when the Loop Players are installed in the DOOH locations.  As a result of these operational changes, for any period following September 30, 2021, we will include in our definition of “active user” any Loop Player that has been pre-activated and shipped by us to an DOOH location customer for a period of 90 days post shipment, regardless of whether such customers utilize the Loop Player in their DOOH location. After the 90-day period, these Loop Players will drop out of the QAU definition, unless they are otherwise online, playing content, and checked into the Loop analytics system at least once in any subsequent 90-day period. Prior to October 1, 2021, if a Loop Player was not activated by the DOOH location operator it would not be counted as an active user. Accordingly, our QAUs for periods subsequent to September 30, 2021, will not be strictly comparable to our September 30, 2021, or June 30, 2021, QAUs.  Increases or decreases in our QAU may not correspond with increases or decreases in our revenue, and QAU may be calculated in a manner different than any similar key performance indicator used by other companies.

For the quarter ended March 31, 2022, QAU was 10,530, compared to 8,156 for the quarter ended December 31, 2021, a 29% increase.

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

Results of Operations

For the three months ended March 31, 2022, compared to the three months ended March 31, 2021

	Three months ended March 31,
	2022	2021	$ variance	% variance
Total revenue	$4,879,839	$794,043	$4,085,796	515%
Cost of revenue	3,515,217	724,578	2,790,639	385%
Gross profit	1,364,622	69,465	1,295,157	1,864%
Total operating expenses	5,891,831	7,906,284	(2,014,453)	(25)%
Loss from operations	(4,527,209)	(7,836,819)	3,309,610	(42)%

Interest income	—	5,657	(5,657)	(100)%
Interest expense	(494,389)	(415,918)	(78,471)	19%
Income from equity investment	—	1,551	(1,551)	(100)%
Change in fair value of derivatives	47,568	—	47,568	N/A %
Total other income (expense)	(446,821)	(408,710)	(38,111)	9%

Provision for income taxes	(800)	(1,586)	786	100%
Net loss	$(4,974,830)	$(8,247,115)	$3,272,285	(40)%

Revenues

Our revenue increased for the three months ended March 31, 2022, from 2021 by $4,085,796, or 515%, primarily due to an increased DOOH player count and increased revenue per player.

Cost of revenue

Cost of revenue increased 385% from $724,578 in 2021 to $3,515,217 in 2022. The $2,790,639 increase in cost of revenues for the three months ended March 31, 2022, from 2021 was primarily a result of increased usage of royalty content stemming from the increase in advertising revenue.

Gross Margin

Gross margin increased for the three months ended March 31, 2022 from 2021 by $1,295,157 or 1,864%, primarily due to a change in estimates as we have improved our procedures over the estimation process.

Total operating expenses

Operating expenses decreased by $2,014,453 in 2022 due to decreased stock-based compensation costs.

Other income and expenses

Other income and expenses increased by 9% or $38,111 from 2021 primarily due to a $78,471 increase in interest expense, offset by a $47,568 gain in the change in fair value of derivatives.

For the six months ended March 31, 2022, compared to the six months ended March 31, 2021

	Six months ended March 31,
	2022	2021	$ variance	% variance
Total revenue	$7,875,873	$1,499,211	$6,376,662	425%
Cost of revenue	4,960,194	1,186,620	3,773,574	318%
Gross profit	2,915,679	312,591	2,603,088	833%
Total operating expenses	11,801,511	13,333,381	(1,531,870)	(11)%
Loss from operations	(8,885,832)	(13,020,790)	4,134,958	(32)%

Other income (expense):
Interest income	200	8,653	(8,453)	(98)%
Interest expense	(998,506)	(811,823)	(186,683)	23%
Income from equity investment	—	1,551	(1,551)	(100)%
Change in fair value of derivatives	146,313	—	146,313	N/A %
Gain/(Loss) on extinguishment of debt, net	490,051	13,900	476,151	3,426%
Gain/(loss) on settlement of obligation	—	(15,000)	15,000	(100)%
Total other income (expense)	(361,942)	(802,719)	440,777	(55)%

Provision for income taxes	(1,051)	(99,830)	98,779	100%
Net loss	$(9,248,825)	$(13,923,339)	$4,674,514	(34)%

Revenues

Our revenue increased for the six months ended March 31, 2022, from 2021 by $6,376,662, or 425%, primarily due to an increased DOOH player count and increased revenue per player. Subscription revenue also increased due to more active users from additional DOOH locations.

Cost of revenue

Cost of revenue increased 318% from $1,186,120 in 2021 to $4,960,494 in 2022. The $3,773,574 increase in cost of revenues for the six months ended March 31, 2022, from 2021 was primarily a result of increased usage of royalty content stemming from the increase in advertising revenue.

Gross Margin

Gross margin increased for the six months ended March 31, 2022 from 2021 by $2,603,088 or 833%, primarily due to a change in our revenue mix.

Total operating expenses

Operating expenses decreased by $1,531,870 in 2022 due to a decrease in share-based compensation resulting from fewer issuances/grants.

Other income and expenses

Other income and expenses decreased by 55% or $440,777 from 2021 primarily due to the recognition of gain on the extinguishment of debt related to PPP loans and change in the fair value of derivatives of $490,051 and $146,313 for 2022 and 2021, respectively.

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

The following table provides a reconciliation of net loss to EBITDA for each of the periods indicated:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
GAAP net loss	$(4,974,830)	$(8,247,115)	$(9,248,825)	$(13,923,339)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense	494,389	415,918	998,506	811,823
Interest income	—	(5,657)	(200)	(8,653)
Depreciation and Amortization expense*	67,886	658,557	547,015	1,169,984
Income Tax expense/(benefit)	800	1,586	1,051	99,830

EBITDA	$(4,411,755)	$(7,176,711)	$(7,702,453)	$(11,850,355)

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
GAAP net loss	$(4,974,830)	$(8,247,115)	$(9,248,825)	$(13,923,339)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense	494,389	415,918	998,506	811,823
Interest income	—	(5,657)	(200)	(8,653)
Depreciation and Amortization expense *	67,886	658,557	547,015	1,169,984
Income tax expense (benefit)	800	1,586	1,051	99,830
Stock-based compensation	1,116,318	5,419,800	2,665,724	6,046,053
Impairment of intangible assets	—	—	—	2,390,799
Gain on extinguishment of debt	—	—	(490,051)	(13,900)
Loss on settlement of obligation	—	—	—	15,000
Change in fair value of derivative	(47,568)	—	(146,313)	—
Adjusted EBITDA	$(3,343,005)	$(1,756,911)	$(5,673,093)	$(3,412,403)

*Includes amortization content license assets.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of approximately $637,998. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Six months ended	Six months ended
	March 31,	March 31,
	2022	2021
Net cash used in operating activities	$(5,598,220)	$(4,350,902)
Net cash used in investing activities	—	(745,771)
Net cash provided by (used in) financing activities	2,073,670	4,226,230
Change in cash	(3,524,550)	(870,443)

Cash, beginning of period	4,162,548	1,971,923
Cash, end of period	$637,998	$1,101,480

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

Net cash used in operating activities

Net cash flows used in operating activities for the six months ended March 31, 2022, were $5,598,220 primarily due to the net loss of $9,248,825 offset by amortization of debt discount of $713,197, depreciation and amortization of $64,802, amortization of license content assets of $482,213, amortization of right-of-use assets of $78,114, stock-based compensation expense of $2,665,724, write off of $20,000, gain on extinguishment of debt of $490,051, change in fair value of derivatives of $146,313 and net increase in operating assets and liabilities of $117,631.

Net cash flows used in operating activities for the six months ended March 31, 2021, were $4,350,902 primarily due to the net loss of $13,923,339 offset by amortization of debt discount of $465,641, depreciation and amortization expense of $1,075,898, amortization of license content assets of $94,086, amortization of right-of-use assets of $70,596, stock-based compensation expense of $6,046,053, write off of bad debt expense $167,874, impairment of intangible assets of $2,390,799, net loss on settlement of obligations of $15,000, gain on settlement of obligations of $13,900, and net decrease in operating assets and liabilities of $738,059.

Net cash used in investing activities

There were no cash flows used in investing activities for the six months ended March 31, 2022, as compared to $745,711 primarily due to the acquisition of the fixed assets, net of cash acquired of $750,000 offset by collections of note receivable of $1,477, and purchase of equipment of $2,752.

Net cash flow from financing activities

Net cash provided by financing activities for the six months ended March 31, 2022, was $2,073,670 due to receipt of proceeds of $1,250,000 from the issurance of common stock, proceeds of $1,500,000 from a non-revolving line of credit, offset by $552,832 repayment of a stockholder’s loan, and $123,498 of deferred offering costs.

Net cash provided by financing activities for the six months ended March 31, 2021, was $4,226,230 primarily due to $3,185,000 of cash proceeds received from issuance of common stock, cash proceeds from issuance of convertible debt of $1,100,000, offset by repayment of stockholder loans of $58,770.

As a result of the above activities, we recorded a net decrease in cash of $3,524,550 for the six months ended March 31, 2022. We reported a cash balance of $637,998 at March 31, 2022.

Future Capital Requirements

We have generated limited revenue, and as of March 31, 2022, our cash totaled $637,998 and we had an accumulated deficit of ($76,091,241). We anticipate that we will continue to incur net losses for the foreseeable future. However, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

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

Effective as of April 25, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement with Excel for principal amount of up to $4,022,986, evidenced by a Non-Revolving Line of Credit Promissory Note , also effective as of April 25, 2022. The Loan matures eighteen (18) months from the date of the Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year.

On April 25, 2022, we used $2.022 million of the proceeds of the Loan to pre-pay all of the remaining outstanding principal and interest of the $2m Loan, in accordance with Section 2.5 of the Prior Loan Agreement, which Prior Loan Agreement was terminated as of April 25, 2022.

Proposed Equity Offering filed on S-1

On January 28, 2022, we filed a Form S-1 Registration Statement of Securities under the Securities Act of 1933.  We are offering shares of our common stock, which is currently quoted on the Pink Open Market operated by OTC Markets Group Inc. under the symbol “LPTV.” The last reported sale price of our common stock on May 6, 2022, was $2.90 per share.

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

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis. For the six months ended March 31, 2022, we had a net loss of $9,248,825, had net cash used in operating activities of $5,598,220, had working capital of $(3,355,632), and an accumulated deficit of $(76,091,241). These matters raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this filing. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for our capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

We adopted no new recent accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosure About Market Risk.

Not required.

Item 4.Controls and Procedures.

(i)Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on this evaluation, and as a result of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022. Notwithstanding the material weaknesses that were identified and continued to exist at March 31, 2022, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP. The following material weaknesses in our internal control over financial reporting were identified in the normal course and continued to exist as of March 31, 2022:

We failed to maintain an effective control environment due to the following:

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

Management’s Remediation Initiatives

We have concluded that these material weaknesses arose because, as previously a private company, we did not have the necessary business processes, systems, personnel, and related internal controls.  During the current quarter, we have undertaken measures to address these material weaknesses in our internal controls including hiring permanent accounting/finance staff, which has made a significant impact on the timeliness and accuracy of our monthly close schedule, segregation of duties, and analysis and establishment of internal controls over financial reporting.

Our third–party consulting firm that specializes in internal audit work, and more specifically internal controls over financial reporting work, will continue to assist management with our risk assessment of internal control over financial reporting as well as documentation and testing of our internal control structure and evaluation of material weaknesses. Specifically, with the right compliment of accounting and finance team members now in place, our entire control environment is being evaluated for enhancement of our internal controls over financial reporting.

In addition to the measures noted above, we have made progress in our remediation plan including the following items:

◾	Increased precision and estimates for revenue recognition
◾	Improved formalization of procedures and documentation for all journal entries
◾	Creation of work center budgets by account for all of fiscal year 2022
◾	Approval of all invoices by work center Managers
◾	Monthly expense review of P&L and Balance Sheet with accounting team and CFO
◾	Selected new ERP System with plans to implement and roll out by October 2022
◾	Introduced Lockbox for all check payments received at HQ Office
◾	Establishment of Internal Audit Committee with quarterly meetings to be held to review financials, public reporting filings, policies and procedures, and internal control updates
◾	Consolidated tax advisors and consultants to one national firm
◾	Issued policy for Employee Business Travel & Expense (T&E) Reimbursement
◾	Restructured Corporate Card Program to have all recurring/corporate expenses managed through AP and limit the individual cards to T&E only
◾	Introduced weekly cash flow forecasting process to manage vendor payments and company cash requirements
◾	Creation of Company Intranet that allows for policies and procedures to be posted and easily accessed by employees

With oversight from the Audit Committee, management will continue to design and implement remediation measures to address the material weaknesses described above and enhance our internal control over financial reporting.  We will strive to ensure that a proper, consistent tone is communicated throughout the organization, which emphasizes the expectation that previously existing deficiencies will be rectified through implementation of processes and controls to ensure strict compliance with accounting principles generally accepted in the United States and regulatory requirements.

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

During the six months ended March 31, 2022, we issued 187,324 warrants for consulting services.

Item 3.Defaults Upon Senior Securities.

There were no material defaults regarding payments of principal and interest that exceeded 5% of our total assets.

Item 4.Mine Safety Disclosure.

Not applicable.

Item 5.Other Information.

On May 9, 2022 we completed a transfer of certain of our outstanding unsecured convertible debentures in the aggregate principal amount of $2,068,399  (the “Old Debentures”) by prepaying the principal and interest owed on such debentures in full under the terms of the debentures and issuing new substantially identical unsecured convertible debentures in the aggregate principal amount of $2,079,993 (the “New Debentures”) to a related party (the “Transfer”). The New Debentures, like the Old Debentures, mature on December 1, 2023, require monthly installments of principal and interest at 10% per annum and are convertible at any time prior to the maturity in whole or in part into our common shares at a price of $0.60 per common share. We had previously sought, but did not receive, certain concessions from the holders of the Old Debentures related to ongoing monthly principal and interest payments and the conversion of the Old Debentures into shares of our common stock in connection with any significant public equity capital raise by us. In connection with the issuance of the New Debentures, the holder thereof (the “Transferee”) has agreed to a cessation of principal and interest payments on the New Debentures until December 1, 2022, at which time accrued interest would be paid in a lump sum in cash and monthly principal and interest payments would resume. The Transferee has further agreed to convert the New Debentures into shares of our common stock upon any significant public equity capital raise by us.

.

Item 6. Exhibits

Exhibit No.	Exhibit Description

4.1	Form of Amended Eagle Warrant (previously filed on March 1, 2022 as Exhibit 10.1 of the Current Report on Form 8-K).

4.2	Form of Amended Cassidy Warrant (previously filed on March 1, 2022 as Exhibit 10.2 of the Current Report on Form 8-K)

10.1	Credit Agreement, dated February 23, 2022, by and between the Company and Excel Family Partners, LLLP (previously filed on March 1, 2022 as Exhibit 10.3 of the Current Report on Form 8-K)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2022.

Loop Media, Inc., a Nevada corporation
(Registrant)

By:	/s/ Jon Niermann
Jon Niermann
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Neil Watanabe
Neil Watanabe
Chief Financial Officer
(Principal Financial and Accounting Officer)