Form 10-Q
period 2022-06-30
Loop Media, Inc.
filed 2022-08-12
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, the registrant had 153,539,596 shares of common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1Financial Statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2022	2021
ASSETS	(UNAUDITED)
Current assets
Cash	$709,725	$4,162,548
Accounts receivable, net	11,601,025	1,571,226
Inventory	12,554	223,048
Prepaid expenses and other current assets	1,136,401	1,645,037
Prepaid income tax	19,648	17,806
License content assets - current	420,789	850,263
Deferred offering costs	540,108	—
Total current assets	14,440,250	8,469,928
Non-current assets
Deposits	63,879	34,289
License content assets - non current	36,797	365,360
Property and equipment, net	884,492	38,936
Operating lease right-of-use assets	118,375	237,094
Intangible assets, net	618,444	702,778
Goodwill	1,970,321	1,970,321
Total non-current assets	3,692,308	3,348,778
Total assets	$18,132,558	$11,818,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,739,527	$1,147,585
Accrued liabilities	5,707,627	434,858
Accrued royalties	3,316,708	633,463
Payable on acquisition	250,125	250,125
License content liabilities - current	50,250	985,000
Note payable - current	—	25,714
Deferred Income	144,079	191,331
Convertible debt related party - current, net	2,075,692	530,226
Convertible debt – current, net	602,581	—
Lease liability - current	119,178	167,101
Total current liabilities	16,005,767	4,365,403
Non-current liabilities
Convertible debt – related party, less current portion, net	—	2,458,194
Convertible debt, less current portion, net	142,714	404,319
Note payable – non-current	—	460,924
Derivative liability	893,925	1,058,633
Non-revolving line of credit, related party	2,203,064	—
Non-revolving line of credit	1,316,246	—
Lease liability	—	75,530
Total non-current liabilities	4,555,949	4,457,600
Total liabilities	20,561,716	8,823,003

Stockholders’ equity (deficit)
Series B Convertible Preferred stock, $0.0001 par value, 3,333,334 shares authorized, 0 and 200,000 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively. Liquidation preference of $1.50 per share before any payment to Series A Preferred or Common stock	—	20
Common Stock, $0.0001 par value, 316,666,667 shares authorized,153,539,596 and 127,316,716 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	15,352	13,345
Additional paid in capital	79,319,016	69,824,754
Accumulated deficit	(81,763,526)	(66,842,416)
Total stockholders' equity (deficit)	(2,429,158)	2,995,703
Total liabilities and stockholders' equity (deficit)	$18,132,558	$11,818,706

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021

Revenue	$10,804,083	$1,160,793	$18,679,956	$2,660,004
Cost of revenue	7,018,283	763,359	11,978,477	1,949,979
Gross profit	3,785,800	397,434	6,701,479	710,025

Operating expenses
Selling, general and administrative	7,553,431	4,269,169	19,354,942	15,211,751
Impairment of goodwill and intangibles	—	—	—	2,390,799
Total operating expenses	7,553,431	4,269,169	19,354,942	17,602,550

Loss from operations	(3,767,631)	(3,871,735)	(12,653,463)	(16,892,525)

Other income (expense)
Interest income	—	—	200	8,653
Interest expense	(978,435)	(632,094)	(1,976,941)	(1,443,917)
Income from equity investment	—	—	—	1,551
Loss on extinguishment of debt	(944,614)	—	(944,614)	(15,000)
Gain on extinguishment of debt, net	—	579,486	490,051	593,386
Change in fair value of derivatives	18,395	—	164,708	—
Total other income (expense)	(1,904,654)	(52,608)	(2,266,596)	(855,327)
Loss before income taxes	(5,672,285)	(3,924,343)	(14,920,059)	(17,747,852)
Income tax (expense)/benefit	—	—	(1,051)	(99,830)
Net loss	$(5,672,285)	$(3,924,343)	$(14,921,110)	$(17,847,682)

Basic and diluted net loss per common share	$(0.04)	$(0.03)	$(0.11)	$(0.15)

Weighted average number of basic and diluted common shares outstanding	153,517,932	124,965,541	141,183,276	120,474,850

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2022, and 2021

(UNAUDITED)

	Preferred Stock Series B		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balances, September 30, 2021	200,000	$20	133,470,018	$13,345	$69,824,754	$(66,842,416)	$2,995,703
Stock-based compensation	—	—	—	—	1,549,406	—	1,549,406
Net loss	—	—	—	—	—	(4,273,995)	(4,273,995)
Balances, December 31, 2021	200,000	$20	133,470,018	$13,345	$71,374,160	$(71,116,411)	$271,114

Stock-based compensation	—	—	—	—	1,116,318	—	1,116,318
Warrants issued to consultants	—	—	—	—	56,788	—	56,788
Payment in kind interest stock issuance	—	—	37,136	4	88,496	—	88,500
Conversion of series B convertible stock to common stock	(200,000)	(20)	20,000,000	2,000	(1,980)	—	—
Net loss	—	—	—	—	—	(4,974,830)	(4,974,830)
Balances, March 31, 2022	—	$—	153,507,154	$15,349	$72,633,782	$(76,091,241)	$(3,442,110)

Stock-based compensation	—	—	—	—	1,282,548	—	1,282,548
Warrants issued in conjunction with debt	—	—	—	—	3,036,970	—	3,036,970
Beneficial conversion feature of convertible debenture	—	—	—	—	2,079,993	—	2,079,993
Warrants issued to consultants	—	—	—	—	197,226	—	197,226
Payment in kind interest stock issuance	—	—	32,319	3	88,497	—	88,500
Net loss	—	—	—	—	—	(5,672,285)	(5,672,285)
Balances, June 30, 2022	—	$—	153,539,473	$15,352	$79,319,016	$(81,763,526)	$(2,429,158)

	Preferred Stock B		Preferred Stock A		Common Stock		Common stock	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	subscriptions	in Capital	Deficit	Total
Balances, September 30, 2020	200,000	$20	30,667	$3	114,320,911	$11,432	$135,144	$36,669,899	$(35,867,920)	$948,578
Shares issued for cash	—	—	—	—	757,333	75	—	899,925	—	900,000
Cash received for common stock subscribed	—	—	—	—	—	—	330,000	—	—	330,000
Issuance of common stock subscribed	—	—	—	—	(53,333)	(5)	20,000	(19,995)	—	—
Shares issued in connection with reverse merger	—	—	—	—	—	—	—	(1)	—	(1)
Shares issued for asset purchase	—	—	—	—	1,369,863	137	—	2,671,096	—	2,671,233
Beneficial conversion feature of convertible debt	—	—	—	—	—	—	—	750,000	—	750,000
Stock-based compensation	—	—	—	—	—	—	—	134,253	—	134,253
Warrants issued to consultant	—	—	—	—	—	—	—	492,000	—	492,000
Shares issued for debt settlement	—	—	—	—	97,891	10	—	194,793	—	194,803
Shares issued for license content assets	—	—	—	—	1,180,880	118	—	2,065,878	—	2,065,996
Shares issued for investment in unconsolidated entity	—	—	—	—	454,463	46	—	863,434	—	863,480
Net loss	—	—	—	—	—	—	—	—	(5,676,224)	(5,676,224)
Balances, December 31, 2020	$200,000	$20	30,667	$3	118,128,008	$11,813	$485,144	$44,721,282	$(41,544,144)	$3,674,118

Issuance of common stock subscribed	—	—	—	—	497,429	49	(485,144)	485,095	—	—
Conversion of convertible debenture	—	—	—	—	1,003,618	100	—	376,256	—	376,356
Shares issued for cash	—	—	—	—	1,564,000	156	—	1,954,844	—	1,955,000
Stock-based compensation	—	—	—	—	—	—	—	5,419,800	—	5,419,800
Warrants issued in conjunction with debenture	—	—	—	—	—	—	—	43,654	—	43,654
Beneficial conversion feature of convertible debt	—	—	—	—	—	—	—	306,346	—	306,346
Net loss	—	—	—	—	—	—	—	—	(8,247,115)	(8,247,115)

BALANCES, March 31, 2021	$200,000	$20	30,667	$3	121,193,055	$12,118	$	$—	$53,307,277	$(49,791,259)	$3,528,159

Conversion of series A convertible stock to common stock	—	—	(30,667)	(3)	3,066,700	307		—	(304)	—	—
Payment in kind interest stock issuance	—	—	—	—	14,475	3		—	41,976	—	41,979
Shares issued for consulting fees	—	—	—	—	79,051	8		—	199,992	—	200,000
Shares issued for acquisition	—	—	—	—	2,003,435	200		—	5,689,555	—	5,689,755
Shares issued for cash	—	—	—	—	960,000	96		—	1,199,904	—	1,200,000
Stock-based compensation	—	—	—	—	—	—		—	1,482,746	—	1,482,746
Warrants issued in conjunction with debenture	—	—	—	—	—	—		—	144,291	—	144,291
Beneficial conversion feature of convertible debt	—	—	—	—	—	—		—	1,705,709	—	1,705,709
Warrants issued for severance	—	—	—	—	—	—		—	82,000	—	82,000
Net loss	—	—	—	—	—	—		—	—	(3,924,343)	(3,924,343)
BALANCES, June 30, 2021	$200,000	$20	—	$—	127,316,716	$12,732	$	$—	$63,853,146	$(53,715,602)	$10,150,296

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,921,110)	$(17,847,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,532,792	954,080
Depreciation and amortization expense	195,666	1,452,799
Amortization of license content assets	933,036	402,676
Amortization of right-of-use assets	118,719	107,248
Bad debt expense	20,000	208,791
Gain on extinguishment of debt	(490,051)	(579,486)
Loss on early extinguishment of convertible debt	944,614	—
Change in fair value of derivative	(164,708)	—
Warrants issued for consulting services	254,014	—
Warrants issued for severance	—	82,000
Stock-based compensation	3,948,272	7,528,800
Payment in kind for interest stock issuance	177,000	—
Gain on settlement of obligations	—	(13,900)
Loss on settlement of obligations	—	15,000
Equity method investment income	—	(1,551)
Impairment of intangible assets	—	2,390,799
Change in operating assets and liabilities:
Accounts receivable	(10,049,799)	(131,732)
Prepaid income tax	(1,842)	99,905
Inventory	210,494	11,979
Prepaid expenses	(741,364)	(231,450)
Deposit	(29,590)	227,000
Accounts payable	2,558,353	(175,305)
Accrued expenses	5,269,758	—
Accrued royalties	2,683,245	—
License content liability	(1,109,750)	(1,451,000)
Operating lease liabilities	(123,453)	(107,558)
Deferred income	(47,252)	18,552
NET CASH USED IN OPERATING ACTIVITIES	(8,832,956)	(7,040,035)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets, net of cash acquired	—	(750,000)
Cash paid for acquisition of EON Media Group, net of cash acquired	—	(749,937)
Purchase of property and equipment	(956,889)	2,752
Collection of note receivable	—	1,477
NET CASH USED IN INVESTING ACTIVITIES	(956,889)	(1,495,708)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock from prior year	1,250,000	4,385,000
Proceeds from PPP loan	—	486,637
Proceeds from issuance of preferred stock	—	1,000,000
Proceeds from issuance of convertible debt	2,079,993	2,950,000
Proceeds from non-revolving line of credit	6,222,986	—
Repayment of convertible debt	(2,715,865)	(36,078)
Repayment of stockholder loans	—	(292,336)
Shares issued for cash	—	(1,000,000)
Share issuance costs	—	(80,134)
Reverse merger costs	—	80,134
Deferred offering costs	(500,092)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,337,022	7,493,223

Change in cash and cash equivalents	(3,452,823)	(1,042,520)
Cash, beginning of period	4,162,548	1,971,923
Cash, end of period	$709,725	$929,403

SUPPLEMENTAL DISCLOSURES OF CASH FLOW STATEMENTS
Cash paid for interest	$153,009	$105,627
Cash paid for income taxes	$1,051	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Common Stock issued to acquire intangible assets	$—	$2,671,233
Conversion of convertible debenture to common stock	$—	$376,356
Common Stock issued for equity investment in unconsolidated entity	$—	$863,480
Common Stock issued for acquisition	$—	$5,689,755
Early extinguishment of convertible debt	$944,614	$—
Payment in kind common stock payment	$177,000	$41,979
Warrants issued in conjunction with debt	$3,036,970	$—
Warrants issued as debt discount on convertible debenture	$—	$187,945
Beneficial conversion feature recorded as discounted debt	$2,079,993	$2,762,055
Prepaid common stock paid to consultant	$—	$200,000
Conversion of Preferred Class A stock to common stock	$—	$307
Unpaid deferred offering costs	$40,017	$—
Shares issued for common stock subscribed	$—	$485,144
Accrued interest rolled into convertible note	$—	$81,824
Common Stock issued for content license assets	$—	$2,260,799
Preferred shares issued for debt settlement	$—	$1,006,584

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 1 – BUSINESS

Loop Media Inc. is a Nevada corporation. We were incorporated under the laws of the State of Nevada on May 11, 2015.

We are a multichannel digital video platform media company that uses marketing technology, or “MarTech,” to generate our revenue and offer our services. Our technology and vast library of videos and licensed content enable us to curate and distribute short-form videos to out-of-home (“OOH”) dining, hospitality, retail and other locations and venues to enable them to inform, entertain and engage their customers. Our technology provides third-party advertisers with a targeted marketing and promotional tool for their products and services and, in certain instances, allows us to measure the number of potential viewers of such advertising and promotional materials. We also allow OOH customers to access our service without advertisements by paying a monthly subscription fee. In addition to providing services to OOH venue operators, we currently provide our services direct to consumers (“D2C”) in their homes on connected TVs (“CTVs”) and on their mobile devices.

We offer self-curated music video content licensed from major and independent record labels, as well as movie, television and video game trailers, kid-friendly videos, viral videos, drone footage, news headlines, and lifestyle and atmospheric channels. We distribute our content and advertising inventory to OOH locations primarily through (i) our owned and operated platform (“O&O Network”) of Loop Media-designed “small-box” streaming Android media players (“Loop Players”) and legacy ScreenPlay computers and (ii) through screens on digital networks owned and operated by third parties (“Partner Network”, and together with the O&O Network, the “Loop Network”). We moved to an advertising-based model and ramped up distribution of Loop Players for our O&O Network starting in early 2021. As of June 30, 2022, we had 12,584 quarterly active units (“QAUs”). We launched our Partner Network business beginning in early May 2022 with one partner on approximately 5,000 of the partner’s screens, and we rolled out to the remaining 12,000 screens in that network as of mid-May 2022, remaining at approximately that level as of early-August 2022. Our legacy businesses, including our content subscription-based business and our CTV business, complement these newer businesses.

Going concern and management’s plans

As of June 30, 2022, we had cash of $709,725 and an accumulated deficit of ($81,763,526). During the nine months ended June 30, 2022, we used net cash in operating activities of $(8,832,956). We have incurred net losses since inception. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance date of these consolidated financial statements.

Our primary source of operating funds since inception has been cash proceeds from debt and equity financing transactions. Our ability to continue as a going concern is dependent upon our ability to generate sufficient revenue and our ability to raise additional funds by way of our debt and equity financing efforts.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These unaudited consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or classification of the liabilities that might be necessary if we are unable to continue as a going concern. Our ability to continue as a going concern is dependent on management’s further implementation of our ongoing and strategic plans, which include continuing to raise funds through equity and/or debt raises.  If we are unable to raise adequate funds, certain aspects of the ongoing and strategic plans may require modification. Management is in the process of identifying sources of capital via strategic partnerships, debt refinancing and equity investments through one or more private placements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of September 30, 2021, which has been derived from our audited financial statements, and (b) our unaudited condensed consolidated interim financial statements for the nine months ended June 30, 2022, have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2022, are not necessarily indicative of results that may be expected for the year ending September 30, 2022.

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

Business combinations

We account for business acquisitions under Accounting Standards Codification (“ASC”) 805, Business Combinations. The total purchase consideration for an acquisition is measured as the fair value of the assets given, equity instruments issued and liabilities assumed on the acquisition date. Costs that are directly attributable to the acquisition are expensed as incurred. Identifiable assets (including intangible assets), liabilities assumed (including contingent liabilities) and noncontrolling interests in an acquisition are measured initially at their fair values on the acquisition date. We recognize goodwill if the fair value of the total purchase consideration and any noncontrolling interest is in excess of the net fair value of the identifiable assets and the liabilities assumed. The results of operations of the acquired business are included in the consolidated financial statements beginning on the acquisition date.

Segment reporting

We report as one reportable segment because we do not have more than one operating segment. Our business activities, revenues and expenses are evaluated by management as one reportable segment.

Cash

Cash and cash equivalents include all highly liquid monetary instruments with original maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits. We maintain our cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, our cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits. We have not experienced any losses on such accounts. On June 30, 2022, and September 30, 2021, we had no cash equivalents.

As of June 30, 2022, and September 30, 2021, approximately $459,725 and $3,655,716 of cash exceeded the FDIC insurance limits, respectively.

Accounts receivable

Accounts receivable represent amounts due from customers. We assess the collectability of receivables on an ongoing basis. A provision for the impairment of receivables involves significant management judgment and includes the review of individual receivables based on individual customers, current economic trends and analysis of historical bad debts. As of June 30, 2022, and September 30, 2021, we recorded an allowance for doubtful accounts of $445,946 and $426,813, respectively.

Concentration of credit risk

During the nine-months ended June 30, 2022, we had three customers which each individually comprised greater than 10% of net revenue. These customers represented 25%, 20%, and 11% respectively. No other customer accounted for more than 10% of net revenue during the periods presented.

As of June 30, 2022, three customers accounted for a total of 52% of our accounts receivable balance or 24%, 18%, and 10%, respectively. No other customer accounted for more than 10% of total accounts receivable.

We grant credit in the normal course of business to our customers. Periodically, we review past due accounts and make decisions about future credit on a customer-by-customer basis. Credit risk is the risk that one party to a financial instrument will cause a loss for the other party by failing to discharge an obligation.

Our concentration of credit risk was not significant as of June 30, 2022, and September 30, 2021.

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

Property and equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life. The capitalization policy for the company is to capitalize property and equipment purchases greater than $3,000, as well as internally-developed software enhancements. Expenditures for maintenance and repairs are expensed as incurred. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in earnings.

See below for estimated useful lives:

Equipment 3-5 years

Software 3 years

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

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for as a single lease component. For lease agreements with terms less than 12 months, we have elected the short-term lease measurement and recognition exemption and recognize such lease payments on a straight-line basis over the lease term.

Fair value measurement

We determine the fair value of our assets and liabilities using a hierarchy established by the accounting guidance that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology included quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
●	Level 3 inputs to the valuation methodology are one or more unobservable inputs which are significant to the fair value measurement.

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

The following table summarizes fair value measurements of the Derivative Liability as of June 30, 2022:

	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	For Identical Items	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liabilities	—	—	893,925	893,925
Total	$—	$—	$893,925	$893,925

The following table summarizes fair value measurements of the Derivative Liability as of September 30, 2021:

	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	For Identical Items	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liabilities	—	—	1,058,633	1,058,633
Total	$—	$—	$1,058,633	$1,058,633

The following table summarizes changes in fair value measurements of the Derivative Liability during the nine months ended June 30, 2022:

Balance as of September 30, 2021	$1,058,633
Derivative liability issued with convertible debentures	—
Change in fair value	(164,708)
Balance as of June 30, 2022	$893,925

The following table summarizes changes in fair value measurements of the Derivative Liability during the three months ended June 30, 2022:

Balance as of March 31, 2022	$912,320
Change in fair value	(18,395)
Balance as of June 30, 2022	$893,925

The following table summarizes the unobservable inputs used in the valuation of the derivatives during the nine months ended June 30, 2022:

Expected term	0.42 - 2 years

Discount rate	7.12% - 15.00%

Volatility	75% - 110.0%

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

Advertising costs

We expense all advertising costs as incurred. Advertising and marketing costs for the nine months ended June 30, 2022, and 2021 were $4,232,734 and $776,086, respectively.

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

Cost of revenue

Cost of revenue represents the amortized cost of ongoing licensing and hosting fees, which is recognized over time based on usage patterns. The depreciation expense associated with the Loop players is not included in cost of sales.

Deferred income

We bill subscription services in advance of when the service period is performed. The deferred income recorded at June 30, 2022, and September 30, 2021 represents our accounting for the timing difference between when the subscription fees are received and when the performance obligation is satisfied.

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

The following securities are excluded from the calculation of weighted average diluted shares at June 30, 2022, and September 30, 2021, respectively, because their inclusion would have been anti-dilutive.

	June 30,	September 30,
	2022	2021
Options to purchase common stock	18,966,306	17,833,356
Warrants to purchase common stock	17,930,025	15,464,700
Series A preferred stock	—	—
Series B preferred stock	—	20,000,000
Convertible debentures	4,942,491	5,815,323
Total common stock equivalents	41,838,822	59,113,379

Share-based compensation

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

NOTE 3 – INVENTORY

Our finished goods inventory consisted of the following on June 30, 2022, and September 30, 2021:

	June 30,	September 30,
	2022	2021
Computers	$7,830	$6,881
Hasp keys	4,724	3,581
Loop player	—	212,586
Total inventory	$12,554	$223,048

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

As of June 30, 2022, license content assets were $420,789 recorded as License content asset, net – current and $36,797 recorded as License content asset, net – noncurrent.

We recorded amortization expense of $933,036 and $783,567 for the nine months ended June 30, 2022, and 2021, respectively, in cost of revenue, in the consolidated statements of operations, related to capitalized license content assets. The amortization expense for the next two years for capitalized license content assets as of June 30, is $436,346 in 2022, and $21,240 in 2023.

License Content Liabilities

On June 30, 2022, we had $50,250 of obligations comprised of $50,250 in License content liability – current and $0 in License content liability – noncurrent on the Consolidated Balance Sheets. Payments for content liabilities for the nine months ended June 30, 2022, were $853,500. The expected timing of payments for these content obligations is $19,000 payable in fiscal year 2022, and $31,250 payable in fiscal year 2023. Certain contracts provide for recoupment of payments on minimum obligations during the term of the contracts.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2022, and September 30, 2021, the balance of goodwill was $1,970,321 and $1,970,321, respectively.

Our other intangible assets, each definite lived assets, consisted of the following as of June 30, 2022, and September 30, 2021:

		June 30,	September 30,
	Useful life	2022	2021
Customer relationships	nine years	$1,012,000	$1,012,000
Content library	two years	198,000	198,000
Total intangible assets, gross		1,210,000	1,210,000

Less: accumulated amortization		(591,556)	(507,222)
Total		(591,556)	(507,222)
Total intangible assets, net		$618,444	$702,778

Amortization expense charged to operations amounted to $84,333 and $727,715, respectively, for the nine months ended June 30, 2022, and the nine months ended June 30, 2021.

Annual amortization expense for the next five years and thereafter is estimated to be $56,222 (remaining in 2022), $112,444, $112,444, $112,444, $112,444, and $112,444, respectively. The weighted average life of the intangible assets subject to amortization is 5.5 years on June 30, 2022.

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

	June 30,	September 30,
	2022	2021
Short term portion	$119,178	$167,101
Long term portion	—	75,530
Total lease liability	$119,178	$242,631

Maturity analysis under these lease agreements are as follows:

2022 (remaining months)	$46,414
2023	84,175
Total undiscounted cash flows	130,589
Less: 10% Present value discount	(11,411)
Lease liability	$119,178

	Nine months ended June 30,
	2022	2021
Operating lease expense	$133,332	$137,530
Short-term lease expense	6,600	7,000
Total lease expense	$139,932	$144,530

Operating lease expense is included in selling, general and administration expenses in the consolidated statement of operations.

For the nine months ended June 30, 2022, cash payments against lease liabilities totaled $138,066, accretion on lease liability of $14,613.

For the nine months ended June 30, 2021, cash payments against lease liabilities totaled $134,207, accretion on lease liability of $26,084.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Weighted-average remaining lease term	0.73 years
Weighted-average discount rate	10%

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2022, and September 30, 2021:

	June 30,	September 30,
	2022	2021
Accounts payable	$3,739,527	$1,147,585

Interest payable	190,515	106,631
Payroll liabilities	20,250	20,250
Other accrued liabilities	5,496,862	307,977
Accrued liabilities	5,707,627	434,858

Accrued royalties	3,316,708	633,463

Total accounts payable and accrued expenses	$12,763,862	$2,215,906

NOTE 8 – CONVERTIBLE DEBENTURES PAYABLE

Convertible debentures as of June 30, 2022:
				Unpaid	Contractual
		Net Carrying Value		Principal	Interest Rates		Contractual	Warrants
Related party convertible debentures:		Current	Long Term	Balance	Cash	PIK	Maturity Date	issued
$3,000,000 convertible debenture amended October 23, 2020	(1)	$—	$—	$—	—	—	—	—
$750,000 convertible debenture, December 1, 2020	(2)	673,753	—	750,000	4%	6%	12/1/2022	68,182
$800,000 convertible debenture, April 1, 2021	(2)	705,041	—	800,000	4%	6%	12/1/2022	72,727
$400,000 convertible debenture, May 1, 2021	(2)	349,730	—	400,000	4%	6%	12/1/2022	36,364
$400,000 convertible debenture, June 2, 2021	(2)	347,168	—	400,000	4%	6%	12/1/2022	36,364
Total related party convertible debentures, net		$2,075,692	$—	$2,350,000

Convertible debentures:
$350,000 convertible debenture, January 12, 2021	(2)	$311,993	$—	$350,000	4%	6%	12/1/2022	87,500
$250,000 convertible debenture, May 21, 2021	(2)	218,122	—	250,000	4%	6%	12/1/2022	22,727
$2,079,993 convertible debenture, May 9, 2022	(5)	72,466	142,714	2,079,993	10%	—	12/1/2023	—
Total convertible debentures, net		$602,581	$142,714	$2,679,993

Convertible debentures as of September 30, 2021:
				Unpaid	Contractual
		Net Carrying Value		Principal	Interest Rates		Contractual	Warrants
Related party convertible debentures:		Current	Long Term	Balance	Cash	PIK	Maturity Date	issued
$3,000,000 convertible debenture amended October 23, 2020	(1)	$530,226	$876,256	$2,715,582	10%	—	12/1/2023	3,550,709
$750,000 convertible debenture, December 1, 2020	(2)	—	536,508	750,000	4%	6%	12/1/2022	68,182
$800,000 convertible debenture, April 1, 2021	(2)	—	534,114	800,000	4%	6%	12/1/2022	72,727
$400,000 convertible debenture, May 1, 2021	(2)	—	259,246	400,000	4%	6%	12/1/2022	36,364
$400,000 convertible debenture, June 2, 2021	(2)	—	252,070	400,000	4%	6%	12/1/2022	36,364
Total related party convertible debentures, net		$530,226	$2,458,194	$5,065,582

Convertible debentures:
$350,000 convertible debenture, January 12, 2021	(3)	$—	$243,578	$350,000	4%	6%	12/1/2022	87,500
$250,000 convertible debenture, May 21, 2021	(4)	—	160,741	250,000	4%	6%	12/1/2022	22,727
Total convertible debentures, net		$—	$404,319	$600,000

1) Unsecured convertible debentures (at $0.60 per common share) issued to related parties, amended October 23, 2020, interest at 10% per annum beginning November 1, 2020, monthly payments of unpaid interest accrued at 12.5% per annum will be paid in arrears through March 31, 2021, beginning April 1, 2021, we began paying equal monthly installments of principal and interest at 10% per annum through December 1, 2023. The debentures are convertible at any time prior to the maturity in whole or in parts into our common shares at a price of $0.60 per common share. We issued 3,550,709 common share purchase warrants, with each warrant exercisable at $0.86 for a period of 10 years. The beneficial conversion feature totaled $612,313 and was recorded as a debt discount. We also recorded the allocated fair value of the warrants, $2,387,687 as additional debt discount. On May 9, 2022, we completed a transfer of these convertible debentures in the aggregate principal amount of $2,068,399 by prepaying the principal and interest owed on such debentures in full under the terms of the debentures and issuing new substantially identical unsecured convertible debentures in the aggregate principal amount of $2,079,993 to a related party.

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

(3) Convertible debentures (at $0.60 per common share) issued to a former officer, interest at 10% per annum, amended as of October 22, 2020, provides those monthly payments of $7,939 including principal and interest are to be made beginning December 1, 2020 through its maturity date of December 1, 2023; secured by 5,000,000 shares of our common stock which are owned by the Chief Executive Officer. The debenture is convertible at any time prior to December 1, 2023, in whole or in parts into our common stock at a price of $0.60 per common share. As the effective conversion rate based on the principal $287,000 was $0.60 per share which was less than our stock price on the date of issuance, a beneficial conversion feature was present at the issuance date. The beneficial conversion feature totaled $30,996 and was recorded as a debt discount. For the nine months ended September 30, 2021, principal payments totaled $29,939. On July 2, 2021, $216,105 total debenture and $1,800 of unpaid accrued interest was converted into 363,176 shares of common stock and we recognized a gain on debt extinguishment of $15,006 on debenture discount.

(4) Secured convertible debenture (primary interest in all of our assets), interest at 11% per annum, accrued monthly and the outstanding principal and unpaid accrued interest was due January 8, 2021. $326,143 total debenture and $50,213 of unpaid accrued interest was converted into 1,003,618 shares of common stock on January 8, 2021. The lender received 1,003,618 shares of common stock from this conversion and we recognized no gain or loss.

(5) On May 9, 2022, we completed a transfer of certain of our outstanding unsecured convertible debentures in the aggregate principal amount of $2,068,399  (the “Old Debentures”) by prepaying the principal and interest owed on such debentures in full under the terms of the debentures and issuing new substantially identical unsecured convertible debentures in the aggregate principal amount of $2,079,993 (the “New Debentures”) to a related party (the “Transfer”). The New Debentures, like the Old Debentures, mature on December 1, 2023, require monthly installments of principal and interest at 10% per annum and are convertible at any time prior to the maturity in whole or in part into our common shares at a price of $0.60 per common share. We had previously sought, but did not receive, certain concessions from the holders of the Old Debentures related to ongoing monthly principal and interest payments and the conversion of the Old Debentures into shares of our common stock in connection with any significant public equity capital raise by us. In connection with the issuance of the New Debentures, the holder thereof (the “Transferee”) has agreed to a cessation of principal and interest payments on the New Debentures until December 1, 2022, at which time accrued interest would be paid in a lump sum in cash and monthly principal and interest payments would resume. The Transferee has further agreed to convert the New Debentures into shares of our common stock upon any significant public equity capital raise by us.

The following table presents the interest expense related to the contractual interest coupon and the amortization of debt discounts on the convertible debentures:

	Nine months ended June 30,
	2022	2021
Interest expense	$385,086	$488,248
Amortization of debt discounts	1,199,498	954,081
Total	$1,584,584	$1,442,329

For the three months remaining 2022	$—
2023	4,795,763
2024	234,230
Convertible debentures payable, related and non-related party	5,029,993
Less: Debt discount on convertible debentures payable	(2,209,006)
Total convertible debentures payable, related and non-related party, net	$2,820,987

NOTE 9 – DEBT

Non-Revolving Lines of Credit as of June 30, 2022:
				Unpaid	Contractual
		Net Carrying Value		Principal	Interest Rates	Contractual	Warrants
Related party non-revolving line of credit:		Current	Long Term	Balance	Cash	Maturity Date	issued
$4,022,986 non-revolving line of credit, April 25, 2022	(1)	$—	$2,203,064	$4,022,986	12%	10/25/2023	1,149,425
Total related party non-revolving line of credit, net		$—	$2,203,064	$4,022,986

Non-revolving line of credit:
$2,200,000 non-revolving line of credit, May 13, 2022	(2)	$—	1,316,246	2,200,000	12%	11/13/2023	628,575
Total non-revolving line of credit, net		$—	$1,316,246	$2,200,000

Non-Revolving Lines of Credit as of September 30, 2021:
				Unpaid	Contractual
		Net Carrying Value		Principal	Interest Rates	Contractual	Warrants
Related party non-revolving line of credit:		Current	Long Term	Balance	Cash	Maturity Date	issued
$4,022,986 non-revolving line of credit, April 25, 2022	(1)	$—	$—	$—	—	—	—
Total related party non-revolving line of credit, net		$—	$—	$—

Non-revolving line of credit:
$2,200,000 non-revolving line of credit, May 13, 2022	(2)	$—	—	—	—	—	—
Total non-revolving line of credit, net		$—	$—	$—

(1) On February 23, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “Prior Loan Agreement”), with Excel Family Partners, LLLP (“Excel”), an entity managed by Bruce Cassidy, a member of the Company’s board of directors, for aggregate loans of up to $1.5 million, which was amended on April 13, 2022, to increase the aggregate amount to $2.0 million (the “$2m Loan”).

On April 25, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “Loan Agreement”) with Excel for an aggregate principal amount of $4,022,986 (the “Loan”). The Loan matures eighteen (18) months from the date of the Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year.

On April 25, 2022, we used $2.022 million of the proceeds of the Loan to prepay all of the remaining outstanding principal and interest of the $2m Loan and the Prior Loan Agreement was terminated in connection with such prepayment.

In connection with the Loan, on April 25, 2022, we issued a warrant for an aggregate of up to 1,149,425 shares of our common stock. The warrant has an exercise price of $1.75 per share, expires on April 25, 2025 and shall be exercisable at any time prior to the expiration date.

Under the Loan Agreement, we granted to the lender a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof.

(2) On May 13, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “RAT Loan Agreement”) with several institutions and individuals and RAT Investment Holdings, LP, as administrator of the loan (the “Loan Administrator”) for aggregate principal amount of $2.2 million (the “RAT Loan”). The RAT Loan matures eighteen (18) months from the effective date of the RAT Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year.

In connection with the RAT Loan Agreement, on May 13, 2022, we issued a warrant (each a “Warrant” and collectively, the “Warrants”) to each lender under the RAT Loan Agreement for an aggregate of up to 628,575 shares of our common stock (the “Warrant Shares”). Each Warrant has an exercise price of $1.75 per share, expires on May 13, 2025, and shall be exercisable at any time prior to the expiration date

The following table presents the interest expense related to the contractual interest coupon and the amortization of debt discounts on the non-revolving lines of credit:

	Nine months ended June 30,
	2022	2021
Interest expense	$117,224	$—
Amortization of debt discounts	333,294	—
Total	$450,518	$—

For the three months remaining 2022	$—
2023	—
2024	6,222,986
Non-revolving lines of credit payable, related and non-related party	6,222,986
Less: Debt discount on non-revolving lines of credit payable	(2,703,676)
Total non-revolving lines of credit payable, related and non-related party, net	$3,519,310

NOTE 10 – COMMITMENTS AND CONTINGENCIES

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of June 30, 2022.

NOTE 11 – RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

We borrowed funds for business operations from a certain stockholder and board member through convertible debenture agreements and have remaining balances, including accrued interest amounting to $2,480,350 and $2,448,871 as of June 30, 2022, and September 30, 2021, respectively. We incurred interest expense, including amortization of debt discount for these convertible debentures in the amounts of $666,515 and $267,416 for the nine months ended June 30, 2022, and 2021, respectively. See Note 8 for Convertible Debentures discussion.

We borrowed funds for business operations from a certain stockholder and board member through non-revolving lines of credit agreements and have remaining balances, including accrued interest amounting to $4,105,492 and $0 as of June 30, 2022, and September 30, 2021, respectively. We incurred interest expense, including amortization of debt discount for these non-revolving lines of credit in the amounts of $331,548 and $0 for the nine months ended June 30, 2022, and 2021, respectively. See Note 9 Debt discussion.

On February 23, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “Prior Loan Agreement”), with Excel Family Partners, LLLP (“Excel”), an entity managed by Bruce Cassidy, a member of our board of directors, for aggregate loans of up to $1.5 million, which was amended on April 13, 2022, to increase the aggregate amount to $2.0 million (the “$2m Loan”).

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

On May 9, 2022 we completed a transfer of certain of our outstanding unsecured convertible debentures in the aggregate principal amount of $2,068,399  (the “Old Debentures”) by prepaying the principal and interest owed on such debentures in full under the terms of the debentures and issuing new substantially identical unsecured convertible debentures in the aggregate principal amount of $2,079,993(the “New Debentures”) to a related party (the “Transfer”). The New Debentures, like the Old Debentures, mature on December 1, 2023, require monthly installments of principal and interest at 10% per annum and are convertible at any time prior to the maturity in whole or in part into our common shares at a price of $0.60 per common share. We had previously sought, but did not receive, certain concessions from the holders of the Old Debentures related to ongoing monthly principal and interest payments and the conversion of the Old Debentures into shares of our common stock in connection with any significant public equity capital raise by us. In connection with the issuance of the New Debentures, the holder thereof (the “Transferee”) has agreed to a cessation of principal and interest payments on the New Debentures until December 1, 2022, at which time accrued interest would be paid in a lump sum in cash and monthly principal and interest payments would resume. The Transferee has further agreed to convert the New Debentures into shares of our common stock upon any significant public equity capital raise by us.

NOTE 12 –STOCKHOLDERS’ EQUITY (DEFICIT)

Convertible Preferred Stock

Of the 16,666,667 shares of preferred stock authorized, we had designated (i) 3,333,334 shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and (ii) 3,333,334 shares of preferred stock as Series B Convertible Preferred Stock (the “Series B Preferred Stock.”  As of June 30, 2022, and 2021, we had 0 and 30,667 shares of Series A Preferred Stock issued and outstanding, respectively.  As of June 30, 2022, and 2021, we had 0 and 200,000 shares of Series B Preferred Stock issued and outstanding, respectively.

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

Common stock

Our authorized capital stock consists of 316,666,667 shares of common stock, $0.0001 par value per share, and 16,666,667 shares of preferred stock, $0.0001 par value per share. As of June 30, 2022 and 2021, there were 153,539,596 and 127,316,746, respectively, shares of common stock issued and outstanding.

Nine months ended June 30, 2022

During the nine months ended June 30, 2022, we issued 69,455 shares of common stock with a value of $177,000 as payment in kind for accrued interest due on certain convertible notes. Of this amount, 55,329 shares of common stock at a value of $141,000 was issued to a board member.

During the nine months ended June 30, 2022, we issued 20,000,000 shares of common stock to a board member upon conversion of 200,000 shares of Series B Preferred Stock.

Nine months ended June 30, 2021

During the nine months ended June 30, 2021, we issued 1,369,863 shares of our common stock with a value of $2,671,233 for the purchase of certain intangible assets.

During the nine months ended June 30, 2021, we issued 97,891 shares of our common stock with a value of $194,803 as a debt settlement.

During the nine months ended June 30, 2021, we issued 1,180,880 shares of our common stock, valued at $2,065,996 capitalized as license content assets.

During the nine months ended June 30, 2021, we issued 2,457,898 shares of our common stock with a value of $6,553,235 for the purchase of 100% ownership in EON.

During the nine months ended June 30, 2021, we issued an aggregate of 3,228,000 shares of our common stock for gross cash proceeds of $4,034,935. We recorded no offering costs.

During the nine months ended June 30, 2021, we issued 497,429 shares of our common stock in satisfaction of a common stock subscription of $485,144.

During the nine months ended June 30, 2021, we converted a convertible note plus accrued interest in the amount of $376,356 into 1,003,618 shares of our common stock.

During the nine months ended June 30, 2021, we issued 3,066,700 shares of our common stock in connection with the conversion of series A convertible preferred stock.

During the nine months ended June 30, 2021, we issued 79,051 shares of our common stock for consulting services valued at $200,000.

See Note 13 – Stock Options and Warrants for stock compensation discussion.

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

The following table summarizes the stock option activity for the nine months ended June 30, 2022:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at September 30, 2021	17,833,356	$1.04	8.30	$25,478,339
Grants	1,471,200	2.46	9.49	4,527,654
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(338,251)	(2.13)	—	—
Outstanding at June 30, 2022	18,966,305	$1.13	7.68	$30,005,993
Exercisable at June 30, 2022	13,652,168	$0.99	7.32	$23,582,392

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than our stock price of $2.71 as of June 30, 2022, and $2.60 as of June 30, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options on June 30, 2022:

Options outstanding
		Weighted	Options
		average	exercisable
Exercise	Number of	remaining life	number of
price	options	in years	options
$0.86	1,148,371	4.17	1,148,371
0.66	4,663,935	6.34	4,663,935
0.89	2,500,000	7.96	2,008,000
1.10	7,882,799	8.37	4,607,142
0.57	300,000	8.67	300,000
2.84	250,000	8.83	250,000
2.75	600,000	8.85	216,667
2.35	125,000	9.22	15,278
2.40	50,000	9.08	—
2.50	50,000	9.09	50,000
2.30	836,200	9.27	392,775
2.75	425,000	9.82	—
2.58	135,000	9.88	—
	18,966,305		13,652,168

Stock-based compensation

We recognize compensation expense for all stock options granted using the fair value-based method of accounting. During the nine months ended June 30, 2022, we issued 1,471,200 options valued at $2.46 per option. As of June 30, 2022, the total compensation cost related to nonvested awards not yet recognized is $9,525,576 and the weighted average period over which expense is expected to be recognized in months is 24.5.

We calculated the fair value of options issued using the Black-Scholes option pricing model, with the following assumptions:

June 30, 2022

Weighted average fair value of options granted	$1.13
Expected life	5.00 -10.00 years
Risk-free interest rate	0.01 - 2.93%
Expected volatility	55.80 - 73.00%
Expected dividends yield	—%
Forfeiture rate	—%

The stock-based compensation expense related to option grants was $3,948,272 and $7,036,800, for the nine months ended June 30, 2022, and 2021, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of our common stock:

Warrants outstanding			Warrants exercisable
		Weighted			Weighted
		average			average
		remaining	Weighted		remaining
		contractual	average		contractual
	Number	life	exercise	Number	life
Exercise prices	outstanding	(years)	price	exercisable	(years)
$0.86	3,850,709	4.87	0.86	3,850,709	4.87
0.38	2,000,000	4.44	0.38	2,000,000	4.44
0.75	2,666,667	7.70	0.75	2,666,667	7.70
2.75	323,864	0.42	2.75	323,864	0.42
2.80	50,000	8.82	2.80	50,000	8.82
2.75	6,573,460	2.25	2.75	6,573,460	2.25
2.35	187,324	4.71	2.35	62,733	4.71
1.75	1,149,425	2.82	1.75	1,149,425	2.82
1.75	628,575	2.87	1.75	628,575	2.87
3.00	200,000	2.88	3.00	110,000	2.88
2.65	300,000	2.96	2.65	—	2.96

The following table summarizes the warrant activity for the nine months ended June 30, 2022:

		Weighted
		average
		exercise
	Number of	price per
	shares	share
Outstanding at September 30, 2021	15,464,700	$1.63
Issued	2,465,324	2.01
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2022	17,930,024	$1.68

We record all warrants granted using the fair value-based method of accounting.

During the nine months ended June 30, 2022, we issued 687,324 warrants to various companies for consulting services and recorded consulting expense of $254,013.

During the nine months ended June 30, 2022, we issued 1,778,000 warrants in conjunction with non-revolving lines of credit.

During the nine months ended June 30, 2021, we issued 213,637 warrants in conjunction with the issue of senior secured convertible debentures, of which 213,637 warrants were issued to a related party, in the total amount of $2,350,000 and recorded the allocated fair values of the warrants of $175,859 as additional debt discounts.

We calculated the fair value of warrants issued using the Black-Scholes option pricing model, with the following assumptions:

June 30, 2022

Weighted average fair value of warrants granted	$0.74
Expected life	1.75 - 10 years
Risk-free interest rate	0.15 - 3.35%
Expected volatility	57.30 - 73.00%
Expected dividends yield	—%
Forfeiture rate	—%

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

For the nine months ended June 30, 2022, we recorded an income tax provision of $1,051 related to state and local taxes. For the nine months ended June 30, 2021, we recorded an income tax provision of $99,830 primarily related to a true-up of prepaid taxes from 2019. The effective rate for both the nine months ended June 30, 2022, and June 30, 2021, differ from the U.S. federal statutory rate of 21% as no income tax benefit was recorded for current year operating losses as we maintain a full valuation allowance on our deferred tax assets.

For the three months ended June 30, 2022, we recorded an income tax provision of $0 related to state and local taxes. For the three months ended June 30, 2021, we recorded an income tax provision of $0 related to state and local taxes. The effective rate for both the three months ended June 30, 2022, and June 30, 2021, differ from the U.S. federal statutory rate of 21% as no income tax benefit was recorded for current year operating losses as we maintain a full valuation allowance on our deferred tax assets.

NOTE 15 – SUBSEQUENT EVENTS

Loan Agreement

Effective as of July 29, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Industrial Funding Group, Inc. (the “Initial Lender”) for a revolving loan credit facility for the principal sum of up to four million dollars ($4.0 million), and through the exercise of an accordion feature, a total sum of up to ten million dollars ($10 million) (the “Loan”), evidenced by a Revolving Loan Secured Promissory Note (the “Note”), also effective as of July 29, 2022.  As of August 2, 2022, we borrowed approximately two million dollars ($2.0 million) under the Loan, and the Initial Lender assigned the Loan Agreement, and the loan documents related thereto, to GemCap Solutions, LLC (the “Senior Lender”).

The Loan matures twenty-four (24) months from the date of the Loan Agreement and accrues interest on the unpaid principal balance of advances, payable monthly in arrears, beginning on September 7, 2022, at an annual rate equal to the greater of (I) the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) zero percent (0.00%), and (II) four percent (4.00%).

In addition, the Loan Agreement has restrictive covenants, including covenants preventing us from effecting a change of control, disposing of our assets outside of the ordinary course of business, incurring additional debt (subject to certain exceptions), changing our business as currently conducted, paying dividends or settling claims involving the collateral under the Loan Agreement.

Under the Loan Agreement, we have granted to the Senior Lender a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the Loan, our existing secured lenders delivered subordination agreements (the “Subordination Agreements”) to the Senior Lender (each lender, a “Subordinated Lender” and together, the “Subordinated Lenders”).

In connection with the delivery of the Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants (each a “Warrant” and collectively, the “Warrants”) to each Subordinated Lender on identical terms for an aggregate of up to 888,997 shares of our common stock (the “Warrant Shares”). Each Warrant has an exercise price of $1.75 per share, expires on July 29, 2025 (the “Expiration Date”), and shall be exercisable at any time prior to the Expiration Date. One Warrant for 574,712 Warrant Shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, a member of our board of directors, as directed by its affiliate, Excel Family Partners, LLLP (“Excel”), one of the Subordinated Lenders. The Subordinated Lenders receiving Warrants for the remaining 314,285 Warrant Shares also will receive a cash payment of $22,000 six months from the date of the Subordination Agreements, representing one percent (1.00%) of the outstanding principal amount of the loan.

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

Overview

We are a multichannel digital video platform media company that uses marketing technology, or “MarTech,” to generate our revenue and offer our services. Our technology and vast library of videos and licensed content enable us to curate and distribute short-form videos to out-of-home (“OOH”) dining, hospitality, retail and other locations and venues to enable them to inform, entertain and engage their customers. Our technology provides third-party advertisers with a targeted marketing and promotional tool for their products and services and, in certain instances, allows us to measure the number of potential viewers of such advertising and promotional materials. We also allow OOH customers to access our service without advertisements by paying a monthly subscription fee. In addition to providing services to OOH venue operators, we currently provide our services direct to consumers (“D2C”) in their homes on connected TVs (“CTVs”) and on their mobile devices.

We offer self-curated music video content licensed from major and independent record labels, as well as movie, television and video game trailers, kid-friendly videos, viral videos, drone footage, news headlines, and lifestyle and atmospheric channels. We distribute our content and advertising inventory to OOH locations primarily through (i) our owned and operated platform (“O&O Network”) of Loop Media-designed “small-box” streaming Android media players (“Loop Players”) and legacy ScreenPlay computers and (ii) through screens on digital networks owned and operated by third parties (“Partner Network”, and together with the O&O Network, the “Loop Network”). We moved to an advertising-based model and ramped up distribution of Loop Players for our O&O Network starting in early 2021. As of June 30, 2022, we had 12,584 quarterly active units (“QAUs”). See below “Key Performance Indicators.” We launched our Partner Network business beginning in early May 2022 with one partner on approximately 5,000 of the partner’s screens, and we rolled out to the remaining 12,000 screens in that network as of mid-May 2022, remaining at approximately that level as of early-August 2022. Our legacy businesses, including our content subscription-based business and our CTV business, complement these newer businesses.

Key Performance Indicators

We review our quarterly active units (“QAUs”) and average revenue per unit player (“ARPU”), among other key performance indicators, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Quarterly Active Units

We define an “active unit” as (i) an ad-supported Loop Player (or DOOH location using our ad- supported service through our “Loop for Business” application or using an DOOH venue-owned computer screening our content) that is online, playing content, and has checked into the Loop analytics system at least once in the 90-day period or (ii) a DOOH location customer using our subscription service at any time during the 90-day period. We use “QAU” to refer to the number of such active units during such period.

Beginning October 1, 2021, we began to pre-activate almost all of our Loop Players prior to delivery to customers, in response to feedback from customers and in order to further streamline the installation process and simplify the use of the Loop Players in DOOH locations. Pre-activated Loop Players are ordered by third-party DOOH locations and represent potential revenue for us when the Loop Players are installed in the DOOH locations. As a result of these operational changes, for any period following September 30, 2021, we will include in our definition of “active unit” any Loop Player that has been pre-activated and shipped by us to a DOOH location customer for a period of 90 days post shipment, regardless of whether such customer utilizes the Loop Player in their DOOH location. After the 90-day period, these Loop Players will drop out of the QAU definition, unless they are otherwise online, playing content, and checked into the Loop analytics system at least once in any subsequent 90-day period. Prior to October 1, 2021, if a Loop Player was not activated by the DOOH location operator it would not be counted as an active unit.

Accordingly, our QAUs for periods subsequent to September 30, 2021, will not be strictly comparable to our September 30, 2021, or prior period, QAUs. Increases or decreases in our QAU may not correspond with increases or decreases in our revenue, and QAU may be calculated in a manner different than any similar key performance indicator used by other companies.

The growth in QAUs is almost entirely the result of an increase in our ad-supported Loop Players.

For the quarter ended June 30, 2022, QAU was 12,584, compared to 10,530 for the quarter ended March 31, 2022, a 20% increase.

For the quarter ended March 31, 2022, QAU was 10,530, compared to 8,156 for the quarter ended December 31, 2021, a 29% increase.

For the quarter ended December 31, 2021, QAU was 8,156, compared to 5,791 for the quarter ended September 30, 2021, a 41% increase.

Average Revenue Per Unit

We define a “unit player” as (i) an ad-supported Loop Player (or a DOOH location using our ad-supported service through our “Loop for Business” application or using a DOOH location-owned computer screening our content) or (ii) a DOOH location customer using our subscription service at any time during the 90-day period. A unit player that is supported by our advertising-based revenue model is an ad-supported unit player and a unit player that is supported by a subscription-based revenue model is a subscription unit player. We calculate advertising ARPU (“AD ARPU”) by dividing quarterly revenues from our DOOH ad-supported service for the period by QAUs for our ad-supported unit players. We calculate subscription ARPU (“SUB ARPU”) by dividing quarterly revenues from our DOOH subscription supported service for the period by QAUs for our subscription supported unit players.

Our AD ARPU fluctuates based on a number of factors, including the length of time in a quarter that a unit player is activated and operating, the cost per thousand advertisements (“CPMs”) we are able to achieve for our advertising impressions, and the ratio of advertising impressions that are filled with advertisements to the number of overall advertising impressions (“fill rate”) that we are able to achieve. Our SUB ARPU fluctuates based on a number of factors, including the timing of the start of a customer subscription for a subscription supported unit player, the number of ad-supported unit players we have, and the price customers pay for those subscriptions. An increase in the number of unit players over the course of a quarterly period may have the effect of decreasing quarterly ARPU, particularly if such players are added towards the end of the quarterly period. Increases or decreases in ARPU may not correspond with increases or decreases in our revenue, and ARPU may be calculated in a manner different than any similar key performance indicator used by other companies.

The growth in AD ARPU was primarily resulting from our efforts to optimize our CPMs and increase fill rates.

For the quarter ended June 30, 2022, AD ARPU was $526, compared to $435 for the quarter ended March 31, 2022, a 21% increase.

For the quarter ended March 31, 2022, AD ARPU was $435, compared to $236 for the quarter ended December 31, 2021, a 84.3% increase.

For the quarter ended June 30, 2022, SUB ARPU was $235, compared to $429 for the quarter ended March 31, 2022, a (45.2)% decrease.

For the quarter ended March 31, 2022, SUB ARP was $429, compared to $410 for the quarter ended December 31, 2021, a 4.6% increase.

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

General and administrative expenses consist of employee compensation and related costs for executive, finance, legal, human resources, recruiting, and employee-related information technology and administrative personnel, including salaries, benefits, bonuses and depreciation, facilities, recruiting and other corporate services.

Goodwill Impairment

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

Results of Operations

For the three months ended June 30, 2022, compared to the three months ended June 30, 2021

	Three months ended June 30,
	2022	2021	$ variance	% variance
Revenue	$10,804,083	$1,160,793	$9,643,290	831%
Cost of revenue	7,018,283	763,359	6,254,924	819%
Gross profit	3,785,800	397,434	3,388,366	853%
Total operating expenses	7,553,431	4,269,169	3,284,262	77%
Loss from operations	(3,767,631)	(3,871,735)	104,104	(3)%

Interest income	—	—	—	N/A %
Interest expense	(978,435)	(632,094)	(346,341)	55%
Income from equity investment	—	—	—	N/A %
Gain/(Loss) on extinguishment of debt, net	(944,614)	579,486	(1,524,100)	(263)%
Change in fair value of derivatives	18,395	—	18,395	N/A %
Total other income (expense)	(1,904,654)	(52,608)	(1,852,046)	3,520%

Provision for income taxes	—	—	—	N/A %
Net loss	$(5,672,285)	$(3,924,343)	$(1,747,942)	45%

Revenue

Our revenue increased for the three months ended June 30, 2022, from the three months ended June 30, 2021, by $9,643,290, or 831%, primarily due to an increased DOOH player count and increased revenue per player. Subscription revenue also increased due to more active units from additional DOOH locations.

Our total revenue for the three months ended June 30, 2022, consists of total revenue contributions of 50% from our ad-based revenue distributed on our proprietary Loop Players in our O&O Network business, 43% from our new Partner Network business, and 7% from our legacy and other business (primarily our CTV and subscription-based businesses).  Revenue associated with our Partner Network business began in early May 2022.

Cost of revenue

Cost of revenue increased for the three months ended June 30, 2022, from the same period in 2021 by $6,254,924 or 819%, primarily as a result of increased usage of royalty content stemming from the increase in advertising revenue.

Our cost of revenue for the three months ended June 30, 2022, consists of contributions to cost of revenue of 39% from our ad-based revenue distributed on our proprietary Loop Players in our O&O Network business, 52% from the Partner Network business and 9% from our legacy and other business.

Gross Margin

Gross margin increased for the three months ended June 30, 2022, from the same period in 2021 by $3,388,366 or 853%, primarily due to increased sales and a change in estimates as we have improved our procedures over the estimation process.

Our gross profit margin as a percentage of total revenue is approximately 35% for the quarter ending June 30, 2022. The relative contributions to total revenue of our O&O Network and Partner Network businesses will impact our gross profit margin as a percentage of total revenue in future periods, as each of those businesses have different cost of revenue components with a lower gross profit margin in our Partner Network business.

Total operating expenses

Operating expenses increased for the three months ended June 30, 2022, from the same period in 2021 by $3,284,262 or 77%, primarily as a result of increased corporate expenses due to increased revenue.

Total other income (expenses)

Other income and expenses increased for the three months ended June 30, 2022, from the same period in 2021 by $1,852,046 or 3,520% primarily due to an increase in interest expense and a loss of gain on extinguishment of debt, net.

For the nine months ended June 30, 2022, compared to the nine months ended June 30, 2021

	Nine months ended June 30,
	2022	2021	$ variance	% variance
Revenue	$18,679,956	$2,660,004	$16,019,952	602%
Cost of revenue	11,978,477	1,949,979	10,028,498	514%
Gross profit	6,701,479	710,025	5,991,454	844%
Total operating expenses	19,354,942	17,602,550	1,752,392	10%
Loss from operations	(12,653,463)	(16,892,525)	4,239,062	(25)%

Other income (expense):
Interest income	200	8,653	(8,453)	(98)%
Interest expense	(1,976,941)	(1,443,917)	(533,024)	37%
Income from equity investment	—	1,551	(1,551)	(100)%
Change in fair value of derivatives	164,708	—	164,708	N/A %
Gain/(Loss) on extinguishment of debt, net	(454,563)	578,386	(1,032,949)	(179)%
Total other income (expense)	(2,266,596)	(855,327)	(1,411,269)	165%

Provision for income taxes	(1,051)	(99,830)	98,779	(99)%
Net loss	$(14,921,110)	$(17,847,682)	$2,926,572	(16)%

Revenue

Our revenue increased for the nine months ended June 30, 2022, from the same period in 2021 by $16,019,952, or 602%, primarily due to an increased DOOH player count and increased revenue per player. Subscription revenue also increased due to more active users from additional DOOH locations.

Cost of revenue

Cost of revenue increased for the nine months ended June 30, 2022, from the same period in 2021 by $10,028,498, or 514%, primarily a result of increased usage of royalty content stemming from the increase in advertising revenue.

Gross Margin

Gross margin increased for the nine months ended June 30, 2022, from the same period in 2021 by $5,991,454 or 844%, primarily due to increased sales and a change in our revenue mix.

Total operating expenses

Operating expenses increased for the nine months ended June 30, 2022, from the same period 2021 by $1,752,392 or 10%, primarily as a result of increased corporate expenses due to increased revenue.

Total other income (expenses)

Other income and expenses increased for the nine months ended June 30, 2022, from the same period in 2021 by $1,411,269, or 165% primarily due to an increase in interest expense and a loss of gain on extinguishment of debt, net.

Non-GAAP EBITDA

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

The following table provides a reconciliation of net loss to EBITDA for each of the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
GAAP net loss	$(5,672,285)	$(3,924,343)	$(14,921,110)	$(17,847,682)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense	978,435	632,094	1,976,941	1,443,917
Interest income	—	—	(200)	(8,653)
Depreciation and Amortization expense*	406,687	685,489	1,128,702	1,855,475
Income Tax expense/(benefit)	—	—	1,051	99,830

EBITDA	$(4,287,163)	$(2,606,760)	$(11,814,616)	$(14,457,113)

*Includes amortization of content license assets.

Non-GAAP Adjusted EBITDA

Adjusted EBITDA is not in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular:

●	Adjusted EBITDA does not reflect the amounts we paid in interest expense on our outstanding debt;
●	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;
●	Adjusted EBITDA does not include depreciation expense from fixed assets;
●	Adjusted EBITDA does not include amortization expense;
●	Adjusted EBITDA does not include the impact of stock-based compensation;
●	Adjusted EBITDA does not include the impact of the impairment of intangible assets;
●	Adjusted EBITDA does not include the impact of the gain on extinguishment of debt;
●	Adjusted EBITDA does not include the impact of the loss on settlement of obligation; and
●	Adjusted EBITDA does not include the impact of the change in fair value of derivative.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
GAAP net loss	$(5,672,285)	$(3,924,343)	$(14,921,110)	$(17,847,682)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense	978,435	632,094	1,976,941	1,443,917
Interest income	—	—	(200)	(8,653)
Depreciation and Amortization expense *	406,687	685,489	1,128,702	1,855,475
Income tax expense (benefit)	—	—	1,051	99,830
Stock-based compensation	1,282,548	1,482,746	3,948,272	7,036,799
Impairment of intangible assets	—	—	—	(2,390,799)
Gain (loss) on extinguishment of debt, net	944,614	(579,486)	454,563	(578,386)
Change in fair value of derivative	(18,395)	—	(164,708)	—
Adjusted EBITDA	$(2,078,396)	$(1,703,500)	$(7,576,489)	$(10,389,499)

*Includes amortization content license assets.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of approximately $709,725. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Nine months ended June 30,
	2022	2021
Net cash used in operating activities	$(8,832,956)	$(7,040,035)
Net cash used in investing activities	(956,889)	(1,495,708)
Net cash provided by (used in) financing activities	6,337,022	7,493,223
Change in cash	(3,452,823)	(1,042,520)

Cash, beginning of period	4,162,548	1,971,923
Cash, end of period	$709,725	$929,403

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

Net cash used in operating activities

Net cash flows used in operating activities for the nine months ended June 30, 2022, were $8,832,956 primarily due to the net loss of $(14,921,110) offset by amortization of debt discount of $1,532,792, depreciation and amortization of $195,666, amortization of license content assets of $933,036, amortization of right-of-use assets of $118,719, stock-based compensation expense of $3,948,272, write off of bad debt $20,000, gain on extinguishment of debt of $(490,051), loss on early extinguishment of convertible debt of $944,614, change in fair value of derivatives of $(164,708), warrants issued for consulting services of $254,014, payment in kind for interest stock issuance of $177,000 and net decrease in operating assets and liabilities of $(1,381,200).

Net cash flows used in operating activities for the nine months ended June 30, 2021, were $(7,040,035) primarily due to the net loss of $(17,847,682) offset by amortization of debt discount of $954,080, depreciation and amortization expense of $1,452,799, amortization of license content assets of $402,676, amortization of right-of-use assets of $107,248, stock-based compensation expense of $7,528,800, warrants issued for severance of $82,000, write off of bad debt expense $208,791, gain on extinguishment of debt of $(579,486), impairment of intangible assets of $2,390,799, loss on settlement of obligations of $15,000, gain on settlement of obligations of $(13,900), equity method investment income of $(1,551) and net decrease in operating assets and liabilities of $(1,739,609).

Net cash used in investing activities

Net cash flows used in investing activities for the nine months ended June 30, 2022, related to the purchase of property and equipment of $(956,889).

Net cash flows used in investing activities for the nine months ended June 30, 2021, were $(1,495,708) for acquisition of fixed assets, net of cash acquired of $(750,000), cash paid for acquisition of EON Media Group, net of cash acquired of $(749,937), purchase of equipment of $2,752 and collection of note receivable of $1,477.

Net cash flow from financing activities

Net cash provided by financing activities for the nine months ended June 30, 2022, was $6,337,022 due to receipt of proceeds of $1,250,000 from the issuance of common stock, proceeds of $6,222,986 from a non-revolving lines of credit, proceeds of $2,079,993 from convertible debt, offset by $(2,715,865) repayment of convertible debt and $(500,092) of deferred offering costs.

Net cash provided by financing activities for the nine months ended June 30, 2021, was $7,493,223 primarily due to cash proceeds of $4,385,000 from issuance of common stock, cash proceeds of $486,637 from PPP loan, cash proceeds of $1,000,000 from issuance of preferred stock, cash proceeds of $2,950,000 from issuance of convertible debt, offset by principal payment of $(36,078) for convertible debt, repayment of $(292,336) for stockholder loans, $(1,000,000) for shares issued for cash, $(80,134) for share issuance costs and $80,134 for reverse merger costs.

As a result of the above activities, we recorded a net decrease in cash of $(3,452,823) for the nine months ended June 30, 2022. We reported a cash balance of $709,725 at June 30, 2022.

Future Capital Requirements

We have generated limited revenue, and as of June 30, 2022, our cash totaled $709,725 and we had an accumulated deficit of ($81,763,526). We anticipate that we will continue to incur net losses for the foreseeable future. However, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

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

On February 23, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “Prior Loan Agreement”) with Excel Family Partnership, LLLP (“Excel”), an entity managed by Bruce Cassidy, a member of our board of directors, for aggregate principal amount of $1.5 million, which was amended on April 13, 2022, to increase the aggregate principal amount to $2.0 million (the “$2m Loan”). Effective as of April 25, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “Loan Agreement”) with Excel for an aggregate principal amount of $4,022,986 (the “Loan”). The Loan matures eighteen (18) months from the date of the Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year. On April 25, 2022, we used $2.022 million of the proceeds of the Loan to prepay all of the remaining outstanding principal and interest of the $2m Loan and the Prior Loan Agreement was terminated in connection with such prepayment. Under the Loan Agreement, we granted to the lender a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof. In connection with the Loan, on April 25, 2022, we issued a warrant for an aggregate of up to 1,149,425 shares of our common stock. The warrant has an exercise price of $1.75 per share, expires on April 25, 2025 and is exercisable at any time prior to the expiration date.

Effective as of May 13, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “RAT Loan Agreement”) with several institutions and individuals and RAT Investment Holdings, LP, as administrator of the loan (the “Loan Administrator”) for an aggregate principal amount of $2.2 million (the “RAT Loan”). The RAT Loan matures eighteen (18) months from the effective date of the RAT Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year. Under the RAT Loan Agreement, we granted to the lenders under the RAT Loan Agreement a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the Loan Agreement with Excel. In connection with the RAT Loan Agreement, on May 13, 2022, we issued a warrant (each a “Warrant” and collectively, the “Warrants”) to each lender under the RAT Loan Agreement for an aggregate of up to 628,575 shares of our common stock. Each Warrant has an exercise price of $1.75 per share, expires on May 13, 2025, and shall be exercisable at any time prior to the expiration date.

The 2023 Notes

We have borrowed funds for business operations from two of our stockholders, Dreamcatcher, LLC and Running Wind, LLC, each of which is a beneficial holder of more than 5% of our common stock, through convertible debt agreements (the “Convertible Promissory Notes”). Each Convertible Promissory Note was originally issued on December 5, 2018, on identical terms in the principal amount of $1,500,000, and each was amended and restated October 31, 2019, and October 23, 2020. The Convertible Promissory Notes carried interest at 10% per annum beginning on November 1, 2020, with monthly payments of unpaid interest accrued at 12.5% per annum to be paid in arrears through March 31, 2021, and were set to mature on December 1, 2023. Beginning April 1, 2021, we began paying equal monthly installments of principal and interest on the Convertible Promissory Notes at 10% per annum.  The Convertible Promissory Notes were convertible at any time prior to the maturity in whole or in part into shares of our common stock at a price of $0.60 per share.

On May 9, 2022, we completed a refinancing of the Convertible Promissory Notes, then having the aggregate principal amount of $2,068,399 by prepaying the principal and interest owed on such Convertible Promissory Notes in full under the terms of the notes and issuing new substantially identical unsecured convertible debentures in the aggregate principal amount of $2,079,993 (the “2023 Notes”) to LM Note Acquisition LLC. Jeremy Boczulak, a beneficial holder of more than 5% of our common stock, has a 75.72 percentage ownership interest in LM Note Acquisition LLC. The 2023 Notes, like the Convertible Promissory Notes, mature on December 1, 2023, require monthly installments of principal and interest at 10% per annum and are convertible at any time prior to the maturity in whole or in part into shares of our common stock at a price of $0.60 per share. We had previously sought, but did not receive, certain concessions from the holders of the Convertible Promissory Notes related to ongoing monthly principal and interest payments and the conversion of the Convertible Promissory Notes into shares of our common stock in connection with any significant public equity capital raise by us. In connection with the issuance of the 2023 Notes, the holder thereof (the “2023 Noteholder”) has agreed to a cessation of principal and interest payments on the 2023 Notes until December 1, 2022, at which time accrued interest would be paid in a lump sum in cash and monthly principal and interest payments would resume. The 2023 Noteholder has further agreed to convert the 2023 Notes into shares of our common stock upon any significant public equity capital raise by us. Accordingly, the 2023 Notes will be converted simultaneously with the closing of the proposed equity offering referenced below into an aggregate of 3,517,942 shares, based on the outstanding principal and interest of $2,110,766 as of July 1, 2022 and the conversion price of $0.60 per share.

The Convertible Promissory Notes had aggregate remaining balances, including accrued interest, amounting to approximately $0 million and $3.0 million as of June 30, 2022, and 2021, respectively. We incurred interest expense for the Convertible Promissory Notes in the amounts of approximately $0.1 million and $0.4 million for the nine months ended June 30, 2022 and 2021, respectively, and $2.1 million and $0.9 million for the fiscal years ended September 30, 2021, and 2020, respectively.

In connection with an amendment to the Convertible Promissory Notes, in November 2019, we also issued warrants to purchase 1,775,354 shares of our common stock to Dreamcatcher, LLC and warrants to purchase 1,775,355 shares of our common stock to Running Wind, LLC, for an aggregate of 3,550,709 shares of our common stock, exercisable at $0.86 per share for a period of 10 years.

The 2022 Notes

From December 1, 2020, to June 1, 2021, we sold in a private placement, (i) $3,000,000 in aggregate principal amount of Senior Secured Promissory Notes and (ii) warrants to purchase 272,727 shares of our common stock at an exercise price of $2.75 per share. The investors in this private placement included entities controlled by Mr. Cassidy, who is a member of our board of directors. In connection with the offering, the entities controlled by Mr. Cassidy purchased an aggregate of $2,350,000 principal amount of the 2022 Notes and warrants to purchase an aggregate of 213,637 shares of our common stock at $2.75 per share. The warrants have a term of 10 years. The 2022 Notes mature on December 1, 2022. The 2022 Notes accrue interest in two different ways: (A) at the rate of 4% per annum, payable in cash, from the date of issuance of each note as follows: (1) interest from the issue date to November 30, 2021, is payable in advance on the date the note was executed; (2) six months of cash interest is payable in arrears on June 1, 2022; and (3) six months of cash interest is payable in arrears on the maturity date; and (B) at the rate of 6% per annum, payable in shares of our common stock in arrears on June 1, 2021, December 1, 2021, June 1, 2022, and the maturity date. As of July 1, 2022, a total of $3,083,264 in principal and interest was outstanding on the 2022 Notes. The 2022 Notes will be converted simultaneously with the closing of  our proposed equity offering referenced below into an aggregate of 1,422,168 shares, based on the outstanding principal and interest of $3,083,264 as of July 1, 2022 and an assumed conversion price of $2.168 per share (which is 80% of the last reported sale price of our common stock on the Pink Open Market on July 1, 2022).

Loan Agreement

Effective as of July 29, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Industrial Funding Group, Inc. (the “Initial Lender”) for a revolving loan credit facility for the principal sum of up to four million dollars ($4.0 million), and through the exercise of an accordion feature, a total sum of up to ten million dollars ($10 million) (the “Loan”), evidenced by a Revolving Loan Secured Promissory Note (the “Note”), also effective as of July 29, 2022.  As of August 2, 2022, we borrowed approximately two million dollars ($2.0 million) under the Loan, and the Initial Lender assigned the Loan Agreement, and the loan documents related thereto, to GemCap Solutions, LLC (the “Senior Lender”).

The Loan matures twenty-four (24) months from the date of the Loan Agreement and accrues interest on the unpaid principal balance of advances, payable monthly in arrears, beginning on September 7, 2022, at an annual rate equal to the greater of (I) the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) zero percent (0.00%), and (II) four percent (4.00%).

Under the Loan Agreement, we have granted to the Senior Lender a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the Loan, our existing secured lenders delivered subordination agreements (the “Subordination Agreements”) to the Senior Lender (each lender, a “Subordinated Lender” and together, the “Subordinated Lenders”).

In connection with the delivery of the Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants (each a “Warrant” and collectively, the “Warrants”) to each Subordinated Lender on identical terms for an aggregate of up to 888,997 shares of our common stock (the “Warrant Shares”). Each Warrant has an exercise price of $1.75 per share, expires on July 29, 2025 (the “Expiration Date”), and shall be exercisable at any time prior to the Expiration Date. One Warrant for 574,712 Warrant Shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, a member of our board of directors, as directed by its affiliate, Excel Family Partners, LLLP (“Excel”), one of the Subordinated Lenders. The Subordinated Lenders receiving Warrants for the remaining 314,285 Warrant Shares also will receive a cash payment of $22,000 six months from the date of the Subordination Agreements, representing one percent (1.00%) of the outstanding principal amount of the loan.

Proposed Equity Offering filed on S-1

On July 21, 2022, we filed a Form S-1 Amended Registration Statement of Securities under the Securities Act of 1933.  We filed the initial Form S-1 Registration Statement on January 28, 2022.    We are offering shares of our common stock, which is currently quoted on the Pink Open Market operated by OTC Markets Group Inc. under the symbol “LPTV.” The last reported sale price of our common stock on August 10, 2022, was $2.95 per share.

Currently, there is a very limited market for our common stock. We have applied to list our common stock on the NYSE American LLC (“the NYSE American”) under the symbol “LPTV.” There is no assurance that our listing application will be approved by the NYSE American or, if successful, that an active trading market for our common stock will develop or be sustained. If we are unable to list our common stock on the NYSE American, we will not consummate this offering.

We are a “smaller reporting company” under applicable Securities and Exchange Commission rules and are subject to reduced public company reporting requirements.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis. For the nine months ended June 30, 2022, we had a net loss of $(14,921,110), had net cash used in operating activities of $(8,832,956), had working capital of $(1,565,517), and an accumulated deficit of $(81,763,526). These matters raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this filing. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for our capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

We adopted no new recent accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosure About Market Risk.

Not required.

Item 4.Controls and Procedures.

(i)Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on this evaluation, and as a result of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2022. Notwithstanding the material weaknesses that were identified and continued to exist at June 30, 2022, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP. The following material weaknesses in our internal control over financial reporting were identified in the normal course and continued to exist as of June 30, 2022:

We failed to maintain an effective control environment due to the following:

Our management and governance had insufficient oversight of the design and operating effectiveness of our disclosure controls and internal controls over financial reporting;

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

Management’s Remediation Initiatives

We have concluded that these material weaknesses arose because, as previously a private company, we did not have the necessary business processes, systems, personnel, and related internal controls.  During the past two quarters, we have undertaken measures to address these material weaknesses in our internal controls including hiring permanent accounting/finance staff, which has made a significant impact on the timeliness and accuracy of our monthly close schedule, segregation of duties, and analysis and establishment of internal controls over financial reporting.

Our third–party consulting firm that specializes in internal audit work, and more specifically internal controls over financial reporting work, has assisted management and will continue to assist management with our risk assessment of internal control over financial reporting as well as documentation and testing of our internal control structure and evaluation of material weaknesses. Specifically, with the right compliment of accounting and finance team members now in place, our entire control environment is being evaluated for enhancement of our internal controls over financial reporting.

In addition to the measures noted above, we have made progress in our remediation plan including the following items:

◾	Increased precision and estimates for revenue recognition
◾	Improved formalization of procedures and documentation for all journal entries
◾	Created work center budgets by account for all of fiscal year 2022
◾	Established approval of all invoices by work center Managers
◾	Established monthly expense review of P&L and Balance Sheet with accounting team and CFO
◾	Selected new ERP System with plans to implement and roll out by October 2022
◾	Introduced Lockbox for all check payments received at HQ Office
◾	Established an Internal Audit Committee with quarterly meetings to be held to review financials, public reporting filings, policies and procedures, and internal control updates
◾	Consolidated tax advisors and consultants to one national firm
◾	Issued a policy for Employee Business Travel & Expense (T&E) Reimbursement
◾	Restructured our Corporate Card Program to have all recurring/corporate expenses managed through AP and limit the individual cards to T&E only
◾	Introduced weekly cash flow forecasting process to manage vendor payments and company cash requirements
◾	Created a Company Intranet that allows for policies and procedures to be posted and easily accessed by employees

During the third quarter of fiscal year 2022, management, with the help of our third-party consulting firm, performed walkthroughs of our key controls, including those that would be necessary to effectively remediate the existing material weaknesses.  A walkthrough is performed to gain comfort regarding the design effectiveness of the key controls.  Based on our assessment of the walkthrough results, we have determined that our key controls have been designed effectively.  Further assessments will be made of these controls to ascertain operating effectiveness, after which we will be able to determine if the existing material weaknesses have been remediated.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-KT for the year ended September 30, 2021, except as set forth below.

Risks Related to Our Financial Condition

We have entered into debt arrangements, including non-revolving and revolving lines of credit secured by all of our assets; indebtedness thereunder could adversely affect our financial position and our ability to raise additional capital and prevent us from fulfilling our obligations.

As of July 31, 2022, we owed an aggregate of $11,536,285 in principal and accrued interest on debt arrangements.  This debt includes an aggregate of $5,194,029 in principal and accrued interest under the 2022 Notes and 2023 Notes, which will convert into shares of common stock simultaneously with the closing of the proposed offering pursuant to the Registration Statement on Form S-1, as amended (Registration No. 333-262416), $6.2 million under our Non-Revolving Line of Credit Loan Agreements (the “Loan Agreements”) with certain lenders (which will remain outstanding following our proposed offering) and $2.0 million under our Loan and Security Agreement (the “Revolving Loan Agreement”) with a third party lender for a revolving loan credit facility (which will remain outstanding following our proposed offering). The Revolving Loan Agreement provides for an initial eligible extension of credit in the principal sum of up to $4.0 million, and through the exercise of an accordion feature, a total sum of up to $10 million.  The Loan Agreements provide for a maturity of the indebtedness borrowed thereunder of 18 months from their respective effective date and interest, payable semi-annually in arrears, at a fixed rate equal to 12% per year. The loan under the Revolving Loan Agreement matures July 29, 2024 and accrues interest on the unpaid principal balance of advances, payable monthly in arrears, beginning on September 7, 2022, at an annual rate equal to the greater of (I) the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) zero percent (0.00%), and (II) four percent (4.00%).  Under the Revolving Loan Agreement, we have granted to the lender (the “Senior Lender”) a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the Revolving Loan Agreement, our existing secured lenders under the Loan Agreements delivered subordination agreements to the Senior Lender. We also may incur additional indebtedness in the future.

Our indebtedness may:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, or other general business purposes in some circumstances;
•	require us to use a portion of our cash flow from operations to make debt service payments instead of other purposes, thereby reducing the amount of cash flow available for future working capital, capital expenditures, acquisitions, or other general business purposes;
•	increase our vulnerability to the impact of adverse economic, competitive and industry conditions; and
•	increase our cost of borrowing.

In addition, the Revolving Loan Agreement has restrictive covenants, including covenants preventing us from effecting a change of control, disposing of our assets outside of the ordinary course of business, incurring additional debt (subject to certain exceptions), changing our business as currently conducted, paying dividends or settling claims involving the collateral under the Revolving Loan Agreement. These covenants have the potential to prevent us from pursuing beneficial opportunities, or raising additional funds through debt financing. Further, the amount of our indebtedness under our debt arrangements compared to the size of our company, or other factors, may limit our ability to borrow additional funds or take other actions. In addition, we may be unable to repay the indebtedness incurred under our debt arrangements at maturity and, in such situation, may not be able to refinance such debt on favorable terms or at all. Any inability to repay or refinance the indebtedness under our loan agreements at maturity may cause us to be in default, which would allow the holders of such indebtedness to exercise remedies as a secured lender and, in such event, would have a material adverse effect on our business and financial results.

Risks Related to Our Business

We are dependent on key distributors. The loss of any such key distributor or any delay or interruption in the distribution of our products or services could adversely impact our revenue and operations.

We rely on third-party distributors and affiliates to distribute our Loop Player and promote our services. These third parties may have varying expertise in marketing and selling our products and services and may also sell other devices and services that could result in less focus on our products and services.

If these distributors and affiliates terminate their relationships with us or under-perform, we may be unable to maintain or increase our active Loop Players and our level of revenue. We will also need to engage additional distributors and affiliates to grow our business and expand our OOH client base. These third parties may not commit the necessary resources to market and sell our products and services to the level of our expectations. If current or future distributors and affiliates do not perform adequately, our revenue and operations will be adversely affected.

If there is a delay or interruption in the distribution of our products or services or if these third parties damage our products or mischaracterize our services, it could negatively impact our revenue and operations and may require significant management attention. In addition, any negative impact these third parties may have on our services, could expose us to potential liability, damage our reputation and the reputation of our products, services or brands, or otherwise harm our business.

The market for programmatic advertising in the benefits of our ad-supported service digital out-of-home market is evolving. If this market develops slower or differently than we expect, our business, operating results and financial condition could be adversely affected.

We derive the vast majority of revenue from programmatic advertising directed at the DOOH market. We expect that programmatic advertising will continue to be a major source of our revenue for the foreseeable future. If the market for programmatic advertising in the DOOH market deteriorates or develops more slowly or differently than we expect, it could reduce demand for our platform and our business, growth prospects and financial condition could be adversely affected.

We derive a significant portion of our revenues from advertisements. If we are unable to continue to compete for these advertisements, or if any events occur that negatively impact our relationships with advertising networks, our advertising revenues and operating results would be negatively impacted.

We generate advertising revenue from the sale of digital video advertising delivered through advertising impressions across the Loop Network. We engage with advertising demand partners and advertising agencies to monetize our inventory of advertising impressions by filling such advertising impressions with advertising from companies seeking to advertise in the DOOH market. We need to maintain good relationships with these advertising demand partners to provide us with a sufficient number of advertisements and to ensure they understand the value of our advertising impressions on our Loop Network. Online advertising is an intensely competitive industry. Many large companies, such as Amazon, Facebook and Google, invest significantly in data analytics to make their websites and platforms more attractive to advertisers. Our advertising revenue is primarily a function of the number of free users and hours of engagement of such free users and our ability to maintain or increase user engagement and satisfaction with our services and enhance returns for our advertising partners. If our relationship with any advertising demand partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, or if we cannot source high-quality advertisements consistent with our brand or product experience, our business, growth prospects and financial condition could be adversely affected.

If our efforts to attract prospective customers and advertisers and to retain existing customers and users of our services are not successful, our growth prospects and revenue will be adversely affected.

Our ability to grow our business, including DOOH, and generate revenue depends on retaining, expanding, and effectively monetizing our customer base, including by increasing the number of OOH venues that have adopted our services and increasing advertising revenue on our DOOH ad-supported service delivered through our Loop Player and our Partner Network and monetizing content across our DOOH business. We must convince prospective DOOH and Partner Network customers of the benefits and value of our services. Our ability to attract new customers, retain existing customers, and convert users of our DOOH subscription service to our DOOH ad-supported service depends in large part on our ability to continue to offer compelling curated content, leading technologies and products like the Loop Player, superior functionality, and an engaging customer experience.

In addition, in order for us to increase our advertising revenue, we also seek to increase the viewing time that our ad-supported DOOH customers spend on our ad-supported service and find new opportunities to deliver advertising to users on the services. The more content customers stream on the ad-supported service, the more advertising inventory we generally are able to sell. Further, growth in our ad-supported user base increases the size and scope of user pools targeted by advertisers, which improves our ability to deliver relevant advertising to those users in a manner that maximizes our advertising customers’ return on investment and that ultimately allows us to better demonstrate the effectiveness of our advertising solutions and justifies a pricing structure that is advantageous for us. If we fail to grow our ad-supported DOOH customer base, the amount of content streamed, and the viewing time spent by our ad-supported DOOH customers, we may be unable to grow ad-supported revenue.

In order to increase our ad-supported O&O Network and Partner Network customers, we will need to address a number of challenges, including:

●	improving our ad-supported service;
●	providing users with a consistently high-quality and user-friendly experience;
●	continuing to curate a catalog of content that consumers want to engage with on our services; and
●	continuing to innovate and keep pace with changes in technology and our competitors.

Failure to overcome any one of these challenges could have a material adverse effect on our business,

operating results, and financial condition.

Our Partner Network business began in May 2022, and as of the date of this report is composed of only one partner relationship and is currently limited to 17,000 screens. While we are looking to expand this line of business, there can be no assurance that we will be able to grow this business as planned, increase the number of customers we service in this business or maintain our current level of activity with our current partner relationship, particularly in light of our limited operating history in this line of business. If we lose our relationship with the current partner, or such relationship is scaled back significantly, such loss would be material to our results of operations.

If our acquired intangible assets become impaired in the future, we may incur significant impairment charges.

At least annually, or whenever events or circumstances arise indicating impairment may exist, we review goodwill for impairment as required by generally accepted accounting principles in the United States (GAAP). In 2020, we recorded an impairment charge of $6.4 million related to the impairment of intangible assets acquired in 2019. Additionally, during the 12 months ended September 30, 2021, we recorded an impairment charge of $11.2 million, a portion of which was related to a $1.4 million write-off of intangible assets related to our acquisition of SPKR, Inc and an intangible asset impairment of $2.6 million and a goodwill impairment of $4.4 million related to our EON Media acquisition. As of June 30, 2022, we had remaining goodwill of approximately $2.0 million.

In the future, we may need to further reduce the carrying amount of goodwill and incur additional non-cash charges to our results of operations. Such charges could have the effect of reducing goodwill with a corresponding impairment expense and may have a material effect upon our reported results. The additional expense may reduce our reported profitability or increase our reported losses in future periods and could negatively affect the value of our securities, our ability to obtain other sources of capital, and may generally have a negative effect on our future operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended June 30, 2022, we issued 687,324 warrants to various companies for consulting services.

During the nine months ended June 30, 2022, we issued 1,778,000 warrants in conjunction with non-revolving lines of credit.

Item 3.Defaults Upon Senior Securities.

There were no material defaults regarding payments of principal and interest that exceeded 5% of our total assets.

Item 4.Mine Safety Disclosure.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
4.1	Form of Warrant, dated April 25, 2022 (previously filed on April 29, 2022, as Exhibit 4.1 of the Company's Current Report on Form 8-K).

4.2	Form of Warrant (previously filed on May 19, 2022, as Exhibit 4.1 of the Company’s Current Report on Form 8-K).
10.1

First Amendment to Loan Agreement, dated April 13, 2022, by and between the Company and Excel Family Partners, LLLP (previously filed on April 19, 2022, as Exhibit 10.1 of the Company’s Current Report on Form 8-K).

10.2

Non-Revolving Line of Credit Promissory Note, dated April 13, 2022, by and between the Company and Excel Family Partners, LLLP (previously filed on April 19, 2022, as Exhibit 10.2 of the Company’s Current Report on Form 8-K).

10.3

Non-Revolving Line of Credit Loan Agreement, effective as of April 25, 2022, by and between the Company and Excel Family Partners, LLLP (previously filed on April 29, 2022, as Exhibit 10.1 of the Company's Current Report on Form 8-K).

10.4

Non-Revolving Line of Credit Promissory Note, dated April 25, 2022, by and between the Company and Excel Family Partners, LLLP (previously filed on April 29, 2022, as Exhibit 10.2 of the Company's Current Report on Form 8-K).

10.5

Non-Revolving Line of Credit Loan Agreement, effective as of May 13, 2022, by and between the Company, RAT Investment Holdings, LLC as the Loan Administrator and the lenders (previously filed on May 19, 2022, as Exhibit 10.1 of the Company's Current Report on Form 8-K)

10.6

Non-Revolving Line of Credit Promissory Note, dated May 13, 2022, executed by the Company for the benefit of the lenders (previously filed on May 19, 2022, as Exhibit 10.2 of the Company's Current Report on Form 8-K)

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

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2022.

Loop Media, Inc., a Nevada corporation
(Registrant)

By:	/s/ Jon Niermann
Jon Niermann
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Neil Watanabe
Neil Watanabe
Chief Financial Officer
(Principal Financial and Accounting Officer)