Form 10-K
period 2022-09-30
Loop Media, Inc.
filed 2022-12-20
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of March 31, 2022, was $261,420,938

As of December 1, 2022, the registrant had 56,381,209 shares of common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

Except for historical information, this annual report on Form 10-K (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, among others, those statements including the words “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. You should understand that many important factors, in addition to those discussed or incorporated by reference in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national, or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

●	our ability to raise capital when needed and on acceptable terms and conditions;
●	our ability to attract and retain management with experience in digital media including digital video music streaming, and similar emerging technologies;
●	our ability to negotiate, finalize and maintain economically feasible agreements with the major and independent music labels, publishers and performance rights organizations;
●	our expectations regarding market acceptance of our services in general, and our ability to penetrate the digital video music streaming market in particular;
●	the scope, validity and enforceability of our and third-party intellectual property rights;
●	our ability to comply with governmental regulations and changes in legislation or governmental regulations affecting us;
●	the intensity of competition in the markets in which we operate and those that we may seek to enter;
●	the effects of the ongoing pandemic caused by the spread of COVID-19 and our business customers’ ability to service their clients in out of home venues that have limited their public capacity;
●	changes in the political and regulatory environment and in business and fiscal conditions in the United States and overseas;
●	our ability to attract prospective users and to retain existing users;
●	our dependence upon third-party licenses for sound recordings and musical compositions;
●	our lack of control over the providers of our content and the providers’ ability to limit our access to music and other content;
●	our ability to comply with the many complex license agreements to which we are a party;
●	our ability to accurately estimate the amounts payable under our license agreements;
●	the limitations on our ability to reduce operating costs due to the minimum guarantees required under certain of our license agreements;

●	our ability to obtain accurate and comprehensive information about music compositions in order to obtain necessary licenses or perform obligations under our existing license agreements;
●	potential breaches of our security systems;
●	assertions by third parties of infringement or other violations by us of their intellectual property rights;
●	competition for users and user listening time;
●	our ability to generate sufficient revenue to be profitable or to generate positive cash flow on a sustained basis;
●	our ability to accurately estimate our user metrics;
●	the manipulation of stream counts and user accounts and unauthorized access to our services;
●	our ability to hire and retain key personnel;
●	our ability to maintain, protect and enhance our brand;
●	risks associated with our international expansion, including difficulties obtaining rights to stream music on favorable terms;
●	risks relating to the acquisition, investment and disposition of companies or technologies;
●	dilution resulting from additional share issuances;
●	tax-related risks;
●	the concentration of voting power among our founders who have and will continue to have substantial control over our business;
●	international, national, or local economic, social or political conditions, and
●	risks associated with accounting estimates, currency fluctuations and foreign exchange controls.

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

Given these uncertainties, readers of this Report are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

ITEM 1. BUSINESS.

Overview

Loop Media, Inc. (collectively, “Loop Media,” the “Company,” “we,” “us” or “our”) is a multichannel digital video platform media company that uses marketing technology, or “MarTech,” to generate our revenue and offer our services. Our technology and vast library of videos and licensed content enable us to curate and distribute short-form videos to out-of-home (“OOH”) dining, hospitality, retail, convenience stores and other locations and venues to enable them to inform, entertain and engage their customers. Our technology provides third-party advertisers with a targeted marketing and promotional tool for their products and services and, in certain instances, allows us to measure the number of potential viewers of such advertising and promotional materials. We also allow our OOH clients to access our service without advertisements by paying a monthly subscription fee.

We offer hand-curated music video content licensed from major and independent record labels, including Universal Music Group (“Universal”), Sony Music Entertainment (“Sony”), and Warner Music Group (“Warner” and collectively with Universal and Sony, the “Music Labels”), as well as non-music video content, which is predominantly licensed or acquired from third parties, including action sports clips, drone and atmospheric footage, trivia, news headlines, lifestyle channels and kid-friendly videos, as well as movie, television and video game trailers, amongst other content. We distribute our content and advertising inventory to digital screens located in OOH locations primarily through (i) our owned and operated platform (the “O&O Platform”) of Loop Media-designed “small-box” streaming Android media players (“Loop Players”) and legacy ScreenPlay (defined below) computers and (ii) through screens on digital platforms owned and operated by third parties (each a “Partner Platform” and collectively, the “Partner Platforms,” and together with the O&O Platform, the “Loop Platform”). As of September 30, 2022, we had 18,240 quarterly active units (“QAUs”) operating on our O&O Platform. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Key Performance Indicators.” We launched our Partner Platforms business beginning in May 2022 with one partner on approximately 17,000 of the partner’s screens, and are in the process of finalizing an additional approximately 13,500 screens in a second Partner Platform for a total of approximately 30,500 screens across our Partner Platforms in the near term.  We expect to begin earning revenue on these additional screens in our second fiscal quarter ending March 31, 2023.  Our legacy subscription-based business complements these newer businesses.

We moved to an advertising-based model and ramped up distribution of Loop Players for our O&O Platform starting in early 2021. We recently disabled our consumer mobile app, as we de-emphasize our direct to consumers (“D2C”) business to focus resources on our OOH business and services.

MarTech

MarTech, the intersection of marketing and technology, leverages data and analytics to expand our points of distribution and advertising revenue.

Distribution

Owned & Operated Platform (O&O). We moved to an advertising-based model and ramped up distribution of Loop Players for our O&O Platform starting in early 2021. Our customer acquisition strategy for our O&O Platform is focused on marketing and distributing our Loop Player to businesses through social media and other online mediums, our internal enterprise sales team and our affiliate marketing programs. We seek to optimize our social media and online customer acquisition and the distribution of our Loop Players by analyzing various data, including our return on marketing investments. When analyzing the success of our marketing investments, we examine the number of sales leads obtained from online platforms and the conversion of leads into high quality clients. We regularly analyze the engagement with, and success of, our creative advertising content and modify our messaging to improve customer acquisition for our O&O Platform. Our enterprise sales team targets multi-location retail businesses or franchised chains in key markets and industries in the United States that are attractive to OOH advertisers. Our affiliate marketing program incentivizes third parties that have pre-existing connections with retail venues or otherwise qualify for our program to market and distribute our Loop Players and help ensure that they remain active and are servicing advertisements. As of September 30, 2022, we had 18,240 QAUs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Key Performance Indicators.”

Partner Platforms. Through our Partner Platforms business, we offer curated content and programmatic advertising sales expertise and technology to third parties looking to optimize advertising revenue on their existing distribution platforms. We work directly with programmatic advertising demand companies to sell advertising inventory on the Partner Platforms. We collect revenues from the demand partners and pass along a percentage of such revenues to our Partner Platform client. We launched our Partner Platform business beginning in early May 2022 with one partner on approximately 5,000 of the partner’s screens, and we rolled out to the remaining 12,000 screens in that network as of mid-May 2022. We are in the process of finalizing an additional approximately 13,500 screens in a second Partner Platform, for a total of approximately 30,500 screens across our Partner Platform in the near term. We are looking to continue to expand our Partner Platforms business over time. Our cost of revenue for advertising sales on our Partner Platforms business is higher than our cost of revenue for advertising sales on our O&O Platform due to our significant revenue share with our Partner Platform clients, even though we are able to share typical transaction costs associated with the related programmatic advertising sales and server costs with such clients. Our ability to monetize the screens in our Partner Platforms business will differ from Partner Platform to Partner Platform, as certain screens will be more desirable than others for advertisers, depending on the type of venues or locations in which the screens are located, the concentration of screens, the expected or actual number of consumers, dwell time of those consumers and other factors. As a result, the average revenue per screen for individual partners and individual screens in our Partner Platforms business is expected to be more varied than our ARPU for our O&O Platform business.

Advertising Revenue

Our revenue is primarily driven by programmatic advertising, an automated measurement process that manages the sales of our advertising inventory. Today, most digital advertising is programmatic advertising, with digital OOH advertising comprising a small portion of the overall market. While we look to establish direct advertising and sponsorship opportunities with advertisers, almost all of our current advertising revenue is purposely secured through programmatic advertising. Our yield optimization strategies look to leverage data analytic and other techniques to maximize the value of our digital advertising inventory. We intend to optimize the combination of our ad impressions, cost per impression and the percentage of our ad inventory filled by advertisers, while balancing our O&O Platform’s and our Partner Platform’s clients’ experience by limiting the number of ads delivered during any given period. Our Loop Player is designed to allow us to multiply OOH revenue in certain locations in the event that the advertising industry recognizes, and is willing to pay for, multiple advertising impressions for a single Loop Player for venues with multiple persons who may be in a position to view the relevant advertisement, as outlined below. We don’t currently benefit materially from this “multiplier effect,” as not all demand partners and advertisers recognize this approach for their advertising spend.

Loop Player

OWNED AND
OPERATED NETWORK
PROGRAMING
venue entertainment
SIGNAGE
specials / promotions
ENGAGEMENT
increased dwell time
loop.tv
fresh
music video channels
loop
DATA COLLECTION
product growth
PATRON DETECTION
multiply advertising cpms
ADVERTISING
programatic and direct
loop™

The Loop Player is at the heart of our O&O Platform revenue model and its technology enables us to communicate and interact with OOH locations, advertisers, and OOH customers:

●	OOH Locations. The Loop Player allows OOH clients to program their in-store monitors and audio systems to schedule playlists depending on the time of day, promote their products or services through digital signage and deliver company-wide messages to staff in back-office locations. Business owners can filter content based on ratings or explicit language and can control the genres of videos in their programs. The Loop Player caches and encrypts our content, thereby supplying uninterrupted play for up to 12 hours in the event of an internet disruption.
●	Advertising and Content Partners. Our Loop Player works with our technology, software and servers to determine the number of ad impressions available for programmatic advertising, which can be filled in real-time, seconds before ads are played. Our Loop Player delivers content and advertising to venues and our technology allows us to record and report video content played (for reporting to content providers) and advertising content played (for reporting to our advertising demand partners and advertisers). In particular, our technology allows us to track when, where and how long content is played, and, in certain instances, measure approximately how many consumers were in position to view the content or advertisement. The Loop Player’s WiFi and Bluetooth capabilities allow us to determine the number of potential viewers at a given location, which can, in certain instances, provide us with a revenue multiplier, as we expect to be able to increase advertising revenue at high-volume locations in the event that the advertising industry recognizes, and is willing to pay for, multiple advertising impressions for a single Loop Player for venues with multiple persons who may be in a position to view the relevant advertisement. This “multiplier effect” is possible due to the Loop Player’s ability to detect, using Bluetooth and WiFi technology, the number of consumer mobile devices within reach of a Loop Player in an OOH location which provides advertisers with a proxy for the number of potential viewers of a particular ad at any given time. The digital advertising market for out of home locations is still developing and the multiplier effect is not yet available in all locations and with all advertising demand partners or advertisers and there is no assurance that it will become more widely available in the short term or at all. We don’t currently benefit materially from this “multiplier effect,” as not all demand partners and advertisers recognize this approach for their advertising spend.
●	OOH Customers. We are seeking to develop further the interactivity between the Loop Player and the customers in OOH locations. This may take different forms, such as offering a simple thumbs up or thumbs down function, displaying the number of customer votes for a given piece of content, answering trivia questions, downloading of OOH venue menus and other helpful consumer information from the screens and other functions. This will require development of a mobile application in the future.
●	Loop Player. We are able to consistently monitor the preferences of our OOH customers and venue operators through our Loop Player. Our Loop Player allows us to collect specific information and data on content played, views, location, and location type, enabling us to effectively measure demand. These capabilities allow us to make informed decisions around which type of content to acquire or develop, as well as identify new market opportunities.

The Loop Platform

The following table sets forth the Loop Platform customer targets, delivery method, preferred revenue model and the associated content for our services:

PLATFORM	CUSTOMER	PRIMARY DELIVERY METHOD	PREFERRED REVENUE MODEL	CONTENT

O&O Platform	OOH Location	Loop Player	Ad-supported service	● All forms of content, including music video and other content ● Curated playlists and channels

Partner Platform	Third-party with its own distribution platform	Third-party screens	Ad-supported service	● Selected Loop Media content ● Third-party Partner content

During the pandemic, as many business owners were forced to shut down or reduce capacity, we increased our focus on providing services direct to consumers (“D2C”) in their homes on connected TVs (“CTVs”). As demand for content from over-the-top (“OTT”) businesses and free-ad-supported television (“FAST”) platforms increased, we sought to fill that demand with certain of our hand-curated video channels.  As the growth trajectory of OTT D2C business slowed and our OOH business gained traction as we moved to an ad-based business model utilizing the Loop Player, we reduced our exposure to a D2C business model and increased our focus on building out our OOH business, a more profitable and commercially viable area of our market.  As a result, we have de-emphasized our consumer D2C business, including recently disabling our consumer mobile app, to focus resources on our OOH free ad-supported business model and services. We may look to develop our consumer mobile app to complement and supplement our OOH business in the future by enabling OOH venue operators and their customers to interact with the OOH content delivered in their venues by using a mobile device.

O&O Platform and OOH Locations

The foundation of our business model is built around the OOH experience, with a focus on distributing licensed music videos and other content to public-facing businesses and venues. Our OOH offering has supported hospitality and retail businesses for over 20 years, originally through ScreenPlay, Inc. (“ScreenPlay”), which we fully acquired in 2019. Since the acquisition of ScreenPlay, we have primarily focused on acquiring OOH clients throughout the United States.

Most OOH locations in the United States deliver visual content to their customers by the use of cable TV boxes and computer-based audio video equipment, which requires significant investment and cost to the venue operator. Capital investment in equipment has historically been a barrier for many businesses to provide visual entertainment to their customers. Unlike consumers in their homes, who have been more willing in recent years to invest in CTVs and streaming services, businesses generally have been slower in adopting lower cost streaming options.

To gain greater access to, and expand our business with, OOH venue operators, we developed our proprietary Loop Player. The Loop Player is easy to set up and allows content to be streamed on multiple television sets. We believe our Loop Player and free, ad-supported service has significantly reduced the cost of specialty equipment and visual entertainment for venue operators.

We began rolling out the Loop Player in the fourth calendar quarter of 2020. We believe the COVID-19 pandemic, which caused many businesses to shut down or reduce capacity, acted to accelerate business owners’ demand for CTVs and streaming services to reduce their costs. For this reason, we believe the introduction of our Loop Player, coupled with our switch to a free ad-supported business model, has contributed to the growth in calendar 2021 and 2022 of OOH business clients using our services. In 2021, our client base began to expand beyond our typical hospitality-based clients to smaller venues, franchisees and venues that service non-hospitality industries, like pet stores, doctors’ offices and other non-traditional venues. This trend continued into 2022.

We expect revenue from our DOOH ad-supported service to increase to a greater extent than our revenue from our other services. This is partly due to our ongoing efforts to add new OOH locations to our distribution network, which increases the number of Loop Players in the market and, in turn, the number of ad impressions available for advertisers to fill with paid advertisements and sponsorships. Our new Partner Platforms business has expanded and is expected to further expand our OOH ad-supported business.

Partner Platform

Our Partner Platforms business targets third parties with existing distribution platforms that have a significant number of screens in desirable OOH locations and venues. None of our Partner Platform clients have requested the installation of Loop Players to deliver our streaming content and advertisements, but some may do so in the future. Our revenue model for the Partner Platforms business is all ad-supported and the content delivered may be content sourced by our Partner Platform clients or by Loop.

Our Competitive Strengths

Diversified Content Library, including Music Videos

We believe our music video library is one of the largest in the world and gives us an advantage over many of our competitors. Our music video library contains videos dating back to the 1950s, appealing to generations of music-lovers, with the newest videos directly obtained from the Music Labels. Older music video libraries are more difficult to obtain, as there is generally no central database from which to acquire such videos. Additionally, the individual music labels who have rights over portions of such videos do not easily and readily provide them to those seeking to acquire them. We have the ability to monetize our music video content through our license agreements with the individual Music Labels. We have also developed a large non-music video library of content, primarily through revenue share license agreements, which generally do not require any upfront payments. We also have purchased and will seek to continue to purchase content for a one-time fee, which allows us to use the content over a period of time without limit and without any revenue share arrangements to the relevant content provider.  Our non-music video library consists of action sports clips, drone and atmospheric footage, trivia, news headlines, lifestyle channels and kid-friendly videos, as well as movie, television and video game trailers, amongst other content.

Efficient Content Curation

We believe we are able to produce engaging video content by curating our own and third party-content at relatively low production costs. We do not currently produce a meaningful amount of original video content, which can be expensive and time consuming. In contrast to many streaming platforms, we curate existing content from our video library and content licensed and purchased from third parties. The curation of our video content from our owned and leased libraries eliminates the costly and lengthy production process associated with creating original video content. We believe this allows us to regularly innovate, update, and enhance our content offerings in a cost-effective and timely manner.

National Distribution and Reach

We distribute our services across thousands of OOH locations, audio and video streaming platforms, and mobile and connected TV applications. We had 18,240 QAUs operating on our O&O Platform across North America for the quarter ended September 30, 2022, and our non-music channels are currently accessible in over 400,000 hotel rooms. Our internal salespeople engage in direct marketing for our OOH business across all regions of the United States. We launched our Partner Platforms business beginning in May 2022 with one partner on approximately 17,000 of the partner’s screens and are in the process of finalizing an additional approximately 13,500 screens in a second Partner Platform for a total of approximately 30,500 screens in our Partner Platforms in the near term.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Performance Indicators” for a description of QAUs.

Technology Based Business Model

All of our key software and the design of our Loop Player has been developed in-house by our technology team. We have built our services and platform with a view to the future, focusing on where we believe the digital OOH market is and will be for the foreseeable future. The Loop Player is ideal for OOH location operators looking to “cut the cord” from their old business models. This allows our OOH clients to save costs and provides them with a greater ability to customize and schedule content to fit their venues. We use digital marketing technology, or “MarTech,” to generate revenue, market our services and fuel our business. Our experience and technological capabilities in digital marketing has allowed us to expand our business into our Partner Platforms business, where we offer programmatic advertising sales expertise and technology to third parties looking to optimize advertising revenue on their existing distribution platforms and screens. Additionally, we believe we can attract key employees from across geographies as we operate almost entirely remotely in support of our culture of technology and efficiency. Our use of technology in most aspects of our business, including marketing, distribution, content curation, sales, customer service and other areas, allows us to leverage our existing employees as we continue to scale up our business.

Established Foundation Supported by Industry Tailwinds

Our technology stack, ad-supported revenue model and vast content library are the backbone of our business. We believe this established foundation places us in a better position than many peers to benefit from any industry tailwinds in the digital OOH advertising market. Because our foundation has been built with a view to where we believe the OOH content delivery and digital marketing trends are headed, we believe we are better positioned than many of our competitors who might have to re-work their existing technology and revenue models to better align with these trends. We believe our programmatic advertising expertise in the OOH market will support our revenue infrastructure for the foreseeable future. See “Business — Digital-Out-of-Home-Industry.”

Passionate and Experienced Management Team

Our seasoned management team is founder-led and has more than 100 years of combined media and technology experience. Our executive team has previous experience at some of the most well recognized entertainment companies in the world, including Walt Disney, Universal Music, MTV, VH1, CBS, Sony, Viacom, Time Warner, Electronic Arts, among others.

Our Growth Strategies

Our growth strategies are focused on monetizing and growing our content library and are guided by the following six pillars:

Increase Marketing of Loop Player for our O&O Platform. We have found online digital advertising to be a successful customer acquisition strategy and believe there is a direct correlation between digital marketing spend and business demand for the Loop Player in our O&O Platform. In addition to digital advertising viewed by individual businesses, we also intend to leverage our internal sales team to increase our direct marketing efforts to promote our Loop Player and services to large, national or regional, franchisee or corporate owned businesses. We have also established an affiliate program whereby we incentivize third parties that have connections with OOH venues or otherwise qualify for our program to market and distribute our Loop Players and help ensure that they remain active and are servicing advertisements.

Expand our Partner Platforms Business. We believe we are at the forefront of digital programmatic advertising distribution and monetization in the DOOH industry. This has resulted in the expansion of our business to include our Partner Platforms business, which allows us to offer our advertising sales services and curated content to third parties looking to distribute our content and advertising to screens on digital networks owned and operated by such third parties. We launched our Partner Platforms business beginning in May 2022 with one partner on approximately 17,000 of the partner’s screens and are in the process of finalizing an additional approximately 13,500 screens in a second Partner Platform, for a total of approximately 30,500 screens across our Partner Platforms in the near term. We are looking to expand our Partner Platforms business over time.

Diversify Customer Base. We believe the introduction of our Loop Player and shift towards an ad- supported service model has contributed to the growth of our OOH customer base and related revenues. Our customer base has expanded beyond our typical hospitality, food and beverage and gym clients, as we have experienced an increase in business engagement from smaller venues, franchisees, and businesses that service other industries. This expansion has given us greater insight into the viewing habits of a diverse customer base and the demand for some of our non-music video content, thereby enabling us to develop and curate content that continues to respond to consumer demand.

Expand our Non-Music Video Content. Our music video library is the foundation of our business but, in certain instances, OOH locations are looking for a broader or more targeted content offering than pure music videos. Since the acquisition of ScreenPlay’s music video library in 2019, we have sought to expand our non-music video content through licensing, purchases and our own development, which includes content in entertainment, lifestyle, and information channels. We introduced a Trivia channel on our service in July 2022, which we developed internally, and which is not subject to a revenue share agreement with any third parties for the use of the content. We will look to develop additional channels by curating content with no or limited licensing fees to help grow our business and, where possible, enhance our operating margins.

Optimize Advertising Sales and Exploring Advertising Sponsorships. We aim to optimize our advertising sales by using technology and short-term, third-party consultants to collect data and employ analytics. Similarly, we will seek to continue to optimize our programmatic revenue through MarTech data and analytics. In addition to these efforts in mid-2022, we expanded our advertising sales team to focus on advertising sales directly to companies that seek to advertise on our platform and to companies that are interested in providing sponsorship of our content if any. Through such arrangements, to the extent we are able to secure them, we may receive payments from a company in return for allowing such company to be associated with one of our channels, playlists, other content or company events.

International Expansion. We plan to explore international expansion in the years ahead, as we believe the provision of video content in the non-U.S. OOH markets is underserved. In 2021, we began to explore opportunities overseas and acquired EON Media Group Pte. Ltd. (“EON Media”), which produces a weekly syndicated music radio program targeted across Asia. Over time, we plan to be opportunistic in exploring ways to potentially expand in Asia, certain countries in South America, Canada and Europe.

Our Content

Content Acquisition

Music Videos. Although we own copies of the music videos that we deliver to our clients, we must secure the rights to stream the video, the sound recordings, and the musical compositions embodied therein (i.e., the musical notes and the lyrics). To do so, we enter into license agreements to obtain licenses from rights holders such as record labels, music publishers, performance rights organizations, collecting societies, and other copyright owners or their agents, and pay royalties to such parties or their agents.

We have longstanding and recently renewed and updated limited, non-exclusive licenses to digitally distribute certain music videos and related materials owned or controlled by two of the three Music Labels to our OOH clients in the United States and are in the process of renewing a similar license with the third Music Label. In 2020, we entered into separate license agreements with the Music Labels, pursuant to which we were also provided limited, non-exclusive licenses to digitally distribute certain music video recordings and related materials owned or controlled by the Music Labels in connection with our D2C business. We have since let those licenses expire, as we have decided to de-emphasize our consumer D2C business to focus resources on our OOH business and services. Further to this focus, we have shut down our consumer mobile app and are seeking to transition our content offering to consumer FAST platforms away from music video content to other content. There is no assurance that FAST platforms will want to partner with us for non-music video channels, in which case we may no longer operate our consumer OTT business, which currently represents a small portion of our total revenue.

Trailers. Our film, game and TV trailer library is one of our largest video libraries. Similarly, to our music video library, it includes a back catalog of old videos, dating back to the early 1900s. More recent trailers are secured from the relevant production companies, at no cost to us, and are added to our growing library. Our back catalog of older trailers was obtained with the acquisition of ScreenPlay.

Other. In addition to music videos and movie trailers, we have obtained other video content for curation and distribution to our clients. This content includes action sports clips, drone and atmospheric footage, trivia, news headlines, lifestyle channels and kid-friendly videos, as well as movie, television and video game trailers, amongst other content.

We continue to explore opportunities to secure other forms of video content to add to our growing content library.

Content Curation

In November 2020, we created a new business division at Loop, called Loop Media Studios (“Loop Studios”), to lead the acquisition, curation, production, and branding of our video content.

Loop Studios works to curate content to create a compelling user experience by, among other things, curating Playlists by genre, mood, or time periods. Additionally, Loop Studios creates streaming channels, delivered under our “watch live tv” product feature on our Loop Player. We currently have approximately 169 music video channels for OOH clients and 50 non-music video channels for OOH clients.

Through Loop Studios we seek to produce our own content “in-house” that can be packaged separately or as part of our third-party content offerings, and we plan to deliver this content through our existing and future channels. For the foreseeable future this in-house content will largely consist of acquiring hours of third-party content, in return for a one-time fee for the use of the content for a period of years and curating that content into Loop branded channels.

Content Distribution

We aim to make our content available primarily in OOH venues and locations. To achieve this objective, we currently leverage our existing content across thousands of OOH locations. We had 18,240 QAUs operating on our O&O Platform across North America for the quarter ended September 30, 2022, and our non-music channels are currently accessible in over 400,000 hotel rooms. We have recently hired salespeople to engage in direct marketing for our OOH business across various regions, including the East Coast, West Coast and South. We launched our Partner Platforms business beginning in May 2022 with one partner on approximately 17,000 of the partner’s screens and are in the process of finalizing an additional approximately 13,500 screens in a second Partner Platform for a total of approximately 30,500 screens in the near term.

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

Music Video and A/V Recordings License Agreements with Major and Independent Record Labels

We enter into license agreements to obtain rights to stream music videos to our OOH clients, including from the Music Labels. These agreements require us to pay royalties and make minimum guaranteed advanced payments, and they include marketing commitments, advertising inventory and financial and data reporting obligations. Rights to A/V recordings granted pursuant to these agreements is expected to account for the vast majority of our music video use for the foreseeable future. Generally, these license agreements have a short duration and are not automatically renewable. The license agreements also allow for the licensor to terminate the agreement in certain circumstances, including, for example, our failure to timely pay sums due within a certain period, our breach of material terms and certain situations involving a “change of control” of Loop. These agreements provide licensors the right to audit us for compliance with the terms of these agreements. Further, they contain “most favored nations” provisions, which require that certain material contract terms be at least as favorable as the terms we have agreed to with any other similarly situated licensor. Our current license agreements with the Music Labels for our OOH business were recently renewed. The recently entered license agreements are expected to slightly increase our license costs associated with the relevant license rights. A significant portion of our OOH business relies upon these licenses, and if we fail to maintain and continually renew these licenses our business, operating results, and financial condition could be materially harmed.

Musical Composition License Agreements

Our business model requires that we also obtain two additional types of licenses with respect to musical compositions: mechanical and public performance rights. Mechanical licenses are required to distribute recordings written by someone other than the person or entity conducting the distribution. Such licenses ensure that the music publisher, and ultimately the songwriter, receive compensation for the use of their work. A public performance license is an agreement between a music user and the owner of a copyrighted composition (song) that grants permission to play the song in public, online, or on radio. We have obtained direct licenses for mechanical rights with the three largest publishers, which are respective affiliates of each of the Music Labels for our OOH business. As a general matter, once music licenses are obtained from the Music Labels, their affiliate publishing companies enter into agreements with respect to the mechanical licenses. If our business does not perform as expected or if the rates are modified to be higher than the proposed rates, our music video content acquisition costs could increase, which could negatively impact our business, operating results, and financial condition, hinder our ability to provide interactive features in our services, or cause one or more of our services not to be economically viable due to an increase in content acquisition costs.

In the United States, public performance rights are generally obtained through PROs, which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses and distribute those royalties to music publishers and songwriters. We have obtained public performance licenses from, and pay license fees to, the PROs in the United States: ASCAP, BMI, the SESAC, LLC and Global Music Rights, LLC. These agreements impose music usage reporting obligations on Loop and grant audit rights in favor of the PROs. In addition, these agreements typically have one-to-two-year terms, and some have continuous renewal provisions, with either party able to terminate for convenience within 30 to 60 days prior to the end of the applicable term (or commencement of the subsequent term) and are limited to the territory of the United States and its territories and possessions.

License Agreements with Non-Music Video Content

With respect to non-music content, we obtain distribution rights directly from rights holders. We then negotiate licenses directly with individuals or entities in return for providing such licensors with either a fixed fee or a share of revenue derived from the licensed content distributed through our services. We are dependent on those who provide the content that appears on our services complying with the terms and conditions of our license agreements. However, we cannot guarantee that rights holders or content providers will comply with their obligations, and such failure to do so may materially impact our business, operating results, and financial condition.

License Agreement Extensions, Renewals, and Expansions

From time to time, our various license agreements described above expire while we negotiate their renewals. In accordance with industry custom and practice, we may enter into brief (for example, month-, week-, or even days-long) extensions of those agreements or provisional licenses and/or continue to operate on an at will basis as if the license agreement had been extended. It is also possible that such agreements will never be renewed at all, which could be material to our business, financial condition and results of operations. License agreements are generally restrictive as to how the licensed content is accessed, displayed and manipulated, as licensors seek to protect the use of their content. We may from time to time seek expansion of our licenses to provide us with greater functionality of our services as it relates to the relevant content. The inability to expand our licenses, or the lack of renewal, or termination, of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition, and results of operations. If any of the above were to occur, our ability to provide any particular content that our clients favor or are seeking would be limited, which would result in those clients going elsewhere. See “Risk Factors — Risks Related to Our Business — We depend upon third-party licenses for substantially all of the content we stream and an adverse change to, loss of, or claim that we do not hold any necessary licenses may materially adversely affect our business, operating results, and financial condition.”

Competition

Our competitive market is made up of a variety of small to large companies, depending upon the area that we are competing in.

In the OOH market, we compete with small companies in a fragmented marketplace. Our direct competitors include Atmosphere, UPshow and Rockbot. We believe that the major competitive factors in the OOH marketplace are price, technology, quality music video content and other entertainment content.

In the OTT market, we have historically competed with a significant number of large and small companies to secure our service on OTT devices and, once on the service, we competed for individual viewers of our product. We believe that the major competitive factors in the OTT marketplace are quality content and revenue share splits.

Marketing and Sales

Our sales and marketing efforts are primarily focused on reaching our OOH clients. Historically, when we operated our ScreenCast system developed by Screenplay, our sales cycle from first contact with a potential customer to adoption of our services was relatively long and met with varying degrees of success, as the A/V equipment required to run our services was often considered expensive by many of the venues looking to acquire it. Our sales and marketing efforts historically were almost entirely dependent on direct marketing by our internal sales representatives, including multiple contacts, onsite demonstrations of our services and potentially on-site installation and technical support, when needed. The introduction of our Loop Player for OOH locations has enabled us to adopt a digital marketing strategy, in addition to our direct marketing.

Following the introduction of our proprietary Loop Player, our sales and marketing strategy for OOH clients has consisted of bottom-up and top-down approaches. Our bottom-up approach markets our Loop Player and our OOH business through digital marketing to potential business clients for use at their individual venues. The marketing reaches these businesses through the Internet, mobile devices, social media, search engines and other digital channels. Our digital marketing campaign targets businesses in certain industries that are more likely to use our services and become a customer, as determined by our past experience and by analyzing and identifying leads sourced from our online marketing channels. We supplement these digital marketing efforts with our affiliate program, in which third parties market our Loop Players to OOH locations in return for an affiliate fee. We are able to mail a physical Loop Player to individual businesses that sign up for our services online upon verification of the business venue. We then utilize our team of customer service personnel, digital prompts, including text messages, and promotional rewards to ensure activation of the Loop Player after receipt by the potential customer. For our paid subscription services, a sales representative will call the potential business customer to better communicate the various subscription services pricing and availability.

Our top-down approach for OOH marketing and sales relies on our internal sales team targeting large, national or regional, franchisee or corporate-owned, businesses, to promote our Loop Player and services in multiple venues controlled by them. We often will obtain a lead for these businesses from individual venues in such business’ network of venue operators and owners. The top-down approach has a longer sales cycle but should result in a greater reach and distribution of our Loop Player and services, since we are able to enter multiple venues at a single time, once adopted.

We have scaled back our sales and marketing efforts in our D2C consumer business significantly as we de-emphasize our D2C consumer business. Historically, these efforts have relied on our internal direct marketing and sales team to approach various Smart TV and FAST platform operators, distributors, and manufacturers.

Seasonality

We have seen seasonality in our revenue and business related to advertising sales and the distribution of our Loop Player. This seasonality may not be reflected in our results of operations as we experienced overall growth in revenue in recent quarters, which may obscure underlying seasonal trends. The underlying seasonality, nonetheless, may act to slow our revenue growth in any given period.

Our revenues are extremely reliant on digital advertising sales. Revenue associated with such sales is dependent on our ability to fill our ad inventory for our OOH locations using our ad-supported services and the price, or cost-per-thousand ad impressions (“CPMs”), at which such inventory can be sold. Advertisers usually manage their budgets on a quarterly basis, which results in lower CPMs at the beginning of a quarter and an increase at the end of a quarter. Similarly, for advertisers that manage budgets monthly, there is often lower CPMs at the beginning of a month. The first quarter of the calendar year (our second fiscal quarter) is traditionally the least profitable quarter in terms of revenue generation for ad publishers (such as us), as advertisers are holding and planning their budgets for the year and consumers tend to spend less after the winter holiday season. This results in fewer ad demands and lower CPMs. The second quarter of the calendar year, from April to June (our third fiscal quarter), typically experiences increased ad demand and higher CPMs over the first quarter of the calendar year (our second fiscal quarter), as advertisers start to spend their budgets in greater amounts. The third quarter of the calendar year, from July to September (our fourth fiscal quarter), typically sees a slight increase in CPMs and ad demands compared to the second quarter of the calendar year (our third fiscal quarter), even though consumers spend more time outdoors and less time online in the summer months. The fourth quarter of the calendar year, from October to December (our first fiscal quarter), is typically the most profitable quarter for publishers, as companies want their brands and products to be seen in the run up to the holiday season. This generally results in publishers receiving the highest CPMs and the greatest ad demand for their ad impressions during the fourth quarter of the calendar year (our first fiscal quarter). As a result of these market trends for digital advertising, we generally expect to receive higher CPMs and greater ad fill rates during the fourth quarter of a calendar year (our first fiscal quarter) and lower CPMs and reduced ad fill rates during the first quarter of a calendar year (our second fiscal quarter). We seek to offset the reduction in CPMs and ad fill rates with increased Loop Player distribution and ad impressions across our ad- supported services.

Our customer acquisition cost is largely influenced by the cost of our digital marketing, as a significant portion of our Loop Player distribution is reliant on OOH locations responding to our on-line advertisements. We see a direct correlation between the number of digital advertisements we run and the growth in our on- line customer acquisitions. The cost of the digital ads we run fluctuates from quarter to quarter and month to month and is generally based upon the overall market CPMs and the market demand for digital ad impressions. We continuously monitor CPMs and ad demand with a view to balancing our desire to grow our distribution of Loop Players and the cost of acquisition associated with such growth. As a result, we generally look to reduce our digital marketing spend during times of peak demand and highest cost of digital advertising and look to increase our digital marketing spend during times of lower demand and lower cost. We also moderate our digital marketing spend during periods where our OOH clients may be less likely to sign up for our ad-supported OOH services (e.g., the winter holiday periods). A reduction in digital advertising spend by us during a particular period could slow our Loop Player distribution growth figures for that period, even as we continue to grow our overall distribution of Loop Players. We look to offset any slowed growth by, among other things, using data and analytics to make our individual digital ads more effective at acquiring clients.

Our Technology and Intellectual Property

We have developed our own software, computer code and related items to provide our service and do not materially rely on any third-party providers. Our Loop Player is a proprietary device, designed by us in-house. The Loop Player is manufactured in Shenzhen, China, by an authorized third-party original equipment manufacturer (“OEM” manufacturer). We do rely on third-party partners to provide services such as payment systems and server hosting platforms, all of which are industry-standard support systems, none of which have proprietary information and for which alternative providers can easily be found.

Our intellectual property rights are important to our business. We rely on a combination of patent, copyright, trademark, service mark, trade secret, and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We protect our intellectual property rights in a number of ways including entering into confidentiality and other written agreements with our employees, clients, consultants and partners in an attempt to control access to and distribution of our documentation and other proprietary technology and other information. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology.

U.S. patent filings are intended to provide the holder with a right to exclude others from making, using, selling or importing in the United States the inventions covered by the claims of granted patents. Our patents, including our pending patents, if granted, may be contested, circumvented, or invalidated. Moreover, the rights that may be granted in those issued and pending patents may not provide us with proprietary protection or competitive advantages, and we may not be able to prevent third parties from infringing on those patents. Therefore, the exact benefits of our issued patents and our pending patents, if issued, and the other steps that we have taken to protect our intellectual property cannot be predicted with certainty. See “Risk Factors — Risks Related to Our Intellectual Property — Failure to protect our intellectual property could substantially harm our business, operating results, and financial condition.”

Our trademark and copyright filings are intended to secure rights in our trademarks and copyrights for the purpose of strengthening enforcement against unauthorized third-party use of identical or confusingly similar marks to those of our marks for the same, overlapping and related goods, as to our trademarks, and infringing copyright content, as to our copyrights. Our trademark and copyright registrations can also be licensed or assigned to meet the needs of our business.

Government Regulation

Our business and our devices and platform are subject to numerous domestic and foreign laws and regulations covering a wide variety of subject matters. These include general business regulations and laws, as well as regulations and laws specific to providers of Internet-delivered streaming services and Internet-connected devices. New or modified laws and regulations in these areas may have an adverse effect on our business. The costs of compliance with these laws and regulations could be high and may increase in the future. We anticipate that several jurisdictions may, over time, impose greater financial and regulatory obligations on us. If we fail to comply with these laws and regulations, we may be subject to significant liabilities and other penalties. Additionally, compliance with these laws and regulations could, individually or in the aggregate, increase our cost of doing business, impact our competitive position relative to our peers, and otherwise have an adverse impact on our operating results.

Data Protection and Privacy

We are subject to various laws and regulations covering the privacy and protection of users’ data. Because we handle, collect, store, receive, transmit, transfer, and otherwise process certain information, which may include personal information, regarding our users and employees in the ordinary course of business, we are subject to federal, state and foreign laws related to the privacy and protection of such data. These laws and regulations, and their application to our business, are increasingly changing and expanding. Compliance with these laws and regulations, such as the California Consumer Privacy Act could affect our business, and their potential impact is unknown. Any actual or perceived failure to comply with these laws and regulations may result in investigations, claims and proceedings, regulatory fines or penalties, damages for breach of contract, or orders that require us to change our business practices, including the way we process data.

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

Corporate History & Business Development

We were incorporated in Nevada on May 11, 2015, as Interlink Plus, Inc. On February 6, 2020, pursuant to the Agreement and Plan of Merger, dated January 3, 2020 (the “Merger Agreement”), by and among the Company, the Company’s wholly owned subsidiary, Loop Media Acquisition, Inc., a Delaware corporation (“Merger Sub”), and Loop Media, Inc., a Delaware corporation incorporated on May 18, 2016 (“Predecessor Loop”), Merger Sub merged with and into Predecessor Loop, with Predecessor Loop surviving the merger and becoming a wholly-owned subsidiary of the Company (the “Merger”). The business we operated prior to February 2020 was sold and is no longer part of our business. The following discussion of the history of the “Loop” business includes our business as operated by Predecessor Loop prior to February 2020 and as operated by us thereafter.

●	2016 — Founding of Loop — Loop was founded in 2016 by Jon Niermann (our Chief Executive Officer), Liam McCallum (our Chief Product and Technical Officer), and Shawn Driscoll (our GM, Affiliate Distribution) with the intention of developing and then delivering a streaming video music service to consumers on their mobile devices.
●	2016 — Loop Acquires 20% of ScreenPlay — In 2016, Loop acquired 20% of the outstanding shares of ScreenPlay, which operated a business-focused computer-based video service providing music video and other content to business venues. ScreenPlay owned a vast short-form video content library that contained over 500,000 videos, including music videos and movie and TV trailers.
●	2019 — Loop Acquires Remaining 80% of ScreenPlay — In 2019, Loop acquired the remaining 80% of outstanding shares of ScreenPlay, and ScreenPlay’s content became the foundation of the Loop business. Loop acquired ScreenPlay to obtain access to and ownership of ScreenPlay’s vast video content, which could then be delivered to Loop’s target retail clients, and to benefit from ScreenPlay’s relationships with the major music label companies whose licenses would be required to provide music video content to such retail clients. We also sought to leverage our technology and innovation to gain greater access to, and expand ScreenPlay’s business with OOH locations, which relied on costly computer hardware, long lead times for customer acquisition and high monthly subscription fees. Since the acquisition of ScreenPlay, we have continued to procure additional content, through acquisitions and licenses, to further grow our video library.
●	February 2020 — Loop Business Becomes Part of a Public Reporting Company — In February 2020, as a result of the Merger with Predecessor Loop, we became an early-stage media company and acquired Predecessor Loop’s video streaming business and the management team of Predecessor Loop became our management team. We subsequently changed our name to “Loop Media, Inc.” and our trading symbol for our shares quoted on the over-the-counter market operated by OTC Markets to “LPTV.”
●	December 2019 — October 2020 — Loop Player — We introduced the Loop Player in 2019 as a paid subscription service but didn’t experience substantive growth of our OOH business until the fourth quarter of 2020 when we made the Loop Player available for free to OOH locations. Coupled with our on-line marketing campaign and the introduction of our ad-supported service model, we experienced more significant growth in our OOH business starting in late 2020 and into 2021.
●	November 2020 — Loop Media Studios — In November 2020, we formed, and appointed Andy Schuon as Head of Loop Media Studios. The formation of Loop Media Studios was intended to set the foundation for strong content expansion we expect will allow our DOOH and consumer platforms to scale more efficiently. Loop Media Studios is responsible for all of our content and programming creation and acquisitions for both the OOH and D2C businesses. It is charged with bringing more structure to our content, underpinned by creation, curation, editorial and execution workstreams.
●	May 2021 — Loop’s Advertising Revenue Model More Fully Implemented — In May 2021, we completed the first stages of integrating our advertising revenue business model into our operations to allow for greater delivery of programmatic advertising and the sale of our advertising inventory. In May 2021, we also hired Bob Gruters as Chief Revenue Officer to drive our revenue through increased sponsorship of our content, prioritizing programmatic advertising revenue.
●	June 2020 — October 2021 — Leadership Team — Between June 2020 and October 2021, we added a Head of Loop Media Studios, Chief Revenue Officer, General Counsel, Chief Content & Marketing Officer, Head of Music and Chief Financial Officer to our leadership team.
●	May 2022 — Partner Platforms — We launched our Partner Platforms business beginning in May 2022 with one partner on approximately 17,000 of the partner’s screens, and we have since added an additional 13,500 screens in a second partner’s digital platform, for a total of 30,500 screens in our Partner Platforms business as of September 30, 2022. We are looking to expand our customer base for this line of business over time.
●	September 2022 – The September 2022 Offering, the Uplist – On September 26, 2022, we completed an underwritten public offering of our common stock at a public offering price of $5.00 per share (the “September 2022 Offering”). In connection with the September 2022 Offering, our common stock was approved for listing (the “Uplist”) on the NYSE American (the “NYSE American”) under the symbol “LPTV” and began trading on the NYSE American on September 22, 2022.

Suppliers

We source our proprietary Loop Player from a third-party manufacturer. We believe the components and raw materials required for our Loop Player are readily available from a variety of sources. We have no long-term contracts or commitments for the supply of Loop Players.

Employees

We employed approximately 74 people as of December 1, 2022, 67 of whom were full-time employees and 7 of whom were hourly contract workers. None of our employees are represented by a union in collective bargaining with us. We believe that our employee relations are good.

ITEM 1A. RISK FACTORS.

Summary of Risk Factors

In addition to the other information contained in this Report, including the matters addressed under the heading “Forward-Looking Statements,” you should carefully consider all of the risks and uncertainties described in the section of this Report captioned “Item 1A. Risk Factors.” These risks include, but are not limited to, the following:

Risks Related to Our Financial Condition

●	We have a limited operating history on which you can evaluate our business and prospects.
●	We have generated minimal revenues under our current business model, which makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.
●	We have incurred significant operating losses in the past, and we may not be able to generate sufficient revenue to be profitable, or to generate positive cash flow on a sustained basis. In addition, our revenue growth rate may decline.
●	If we are unable to generate significant revenue or secure additional financing, we may be unable to implement our business plan and grow our business.

●	We will require additional capital to support our business and objectives, and this capital might not be available on acceptable terms, if at all.
●	We have entered into debt arrangements, including non-revolving and revolving lines of credit secured by all of our assets; as of December 1, 2022, we owed an aggregate of $12,296,755 in principal and accrued interest on our debt arrangements. This indebtedness could adversely affect our financial position and our ability to raise additional capital and prevent us from fulfilling our obligations.

Risks Related to Our Business

●	If our efforts to attract prospective OOH clients and direct-to-customer users and to retain existing clients and users of our services are not successful, our growth prospects and revenue will be adversely affected.
●	We must operate our business in compliance with the licenses that are required to provide our services.
●	We face and will continue to face competition for ad-supported users, subscribers to our paid subscription services, and user listening time.
●	We depend upon third-party licenses for substantially all of the content we stream and an adverse change to, loss of, or claim that we do not hold necessary licenses may materially adversely affect our business, operating results, and financial condition.
●	We have no control over third-party providers of our content. The concentration of control of content by our major providers means that even one entity, or a small number of entities working together, may unilaterally affect our access to music video and other content.
●	We are a party to many license agreements that are complex and impose numerous obligations upon us that may make it difficult to operate our business and provide all the functionality we would like for our services, and a breach of such agreements could adversely affect our business, operating results, and financial condition
●	We are dependent on key distributors. The loss of any such key distributor or any delay or interruption in the distribution of our products or services could adversely impact our revenue and operations.
●	The coronavirus COVID-19 pandemic or the widespread outbreak of any other communicable disease could materially and adversely affect our business, financial condition and results of operations.
●	Our royalty payment scheme is complex, and it is difficult to estimate the amount payable under our license agreements. We may underpay or overpay royalty amounts payable to others, which may harm our business.
●	Minimum guarantees and advances required under certain of our license agreements may limit our operating flexibility and may adversely affect our business, operating results, and financial condition.
●	Difficulties in obtaining accurate and comprehensive information necessary to identify the compositions embodied in music video sound recordings on our service and the ownership thereof may impact our ability to perform our obligations under our licenses, affect the size of our catalog that can be offered to clients and end-users, impact our ability to control content acquisition costs, and lead to potential copyright infringement claims.
●	We face many risks associated with our international expansion, including difficulties obtaining rights to stream content on favorable terms.
●	If we fail to effectively manage our expected growth, our business, operating results, and financial condition may suffer.
●	Our business emphasizes rapid innovation and prioritizes long-term customer and user engagement over short-term financial condition or results of operations. That strategy may yield results that sometimes do not align with the market’s expectations. If that happens, our stock price may be negatively affected.
●	If we fail to accurately predict, recommend, curate and play content that our clients and users enjoy, we may fail to retain existing clients and users and attract new clients and users in sufficient numbers to meet investor expectations for growth or to operate our business profitably.
●	Expansion of our operations to deliver content beyond music videos subjects us to increased business, legal, financial, reputational, and competitive risks.
●	If our security systems are breached, we may face civil liability and/or statutory fines, and/or enforcement action causing us to change our practices, and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain OOH clients, premium service subscribers, ad-supported users, advertisers, content providers, and other business partners.
●	Changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our business.
●	Our services and software may contain undetected software bugs or vulnerabilities, which could manifest in ways that could seriously harm our reputation and our business.
●	Interruptions, delays, or discontinuations in service arising from our own systems or from third parties could impair the delivery of our services and harm our business.
●	User metrics and other estimates could be subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.
●	We face risks, such as unforeseen costs, and potential liabilities in connection with content we license and/or distribute through our services.
●	Various regulations as well as self-regulation related to privacy and data security concerns pose the threat of lawsuits, regulatory fines and other liability, require us to expend significant resources, and may harm our business, operating results, and financial condition.
●	Failure to manage our relationship with the manufacturer of our Loop Players, the disruption of the supply chain for Loop Players or our failure to timely order new Loop Players could harm our business, operating results, and financial condition.
●	We rely on advertising revenue to monetize our services, and any failure to convince advertisers of the benefits of advertising on our services in the future could harm our business, operating results, and financial condition.
●	The market for programmatic advertising in the digital out-of-home market is evolving. If this market develops slower or differently than we expect, our business, operating results and financial condition could be adversely affected.
●	We derive a significant portion of our revenues from advertisements. If we are unable to continue to compete for these advertisements, or if any events occur that negatively impact our relationships with advertising networks, our advertising revenues and operating results would be negatively impacted.

●	Our business is sensitive to a decline in advertising expenditures, general economic conditions and other external events beyond our control.
●	We depend on highly skilled key personnel to operate our business, and if we are unable to attract, retain, and motivate qualified personnel, our ability to develop and successfully grow our business could be harmed.
●	We have acquired and invested in, and may continue to acquire or invest in, other companies or technologies, which could divert management’s attention and otherwise disrupt our operations and harm our operating results. We may fail to acquire or invest in companies whose market power or technology could be important to the future success of our business.
●	If our acquired intangible assets become impaired in the future, we may incur significant impairment charges.
●	Our operating results may fluctuate, which makes our results difficult to predict.
●	In connection with the preparation of our financial statements for the twelve months ended September 30, 2021, and for the nine months ended June 30, 2022, we identified material weaknesses in our internal control over financial reporting, and if we fail to implement and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Risks Related to Our Intellectual Property

●	Assertions by third parties of infringement or other violations by us of their intellectual property rights could harm our business, operating results, and financial condition.
●	Failure to protect our intellectual property could substantially harm our business, operating results, and financial condition.

Risks Related to Owning Our Common Stock

●	There has historically been a limited public market for our securities.
●	Our failure to meet the continued listing requirements of the NYSE American could result in a delisting of our common stock.
●	The trading price of our common stock has been and will likely continue to be volatile.
●	Because of their significant ownership of our common stock, our founders and other large investors have substantial control over our business, and their interests may differ from our interests or those of our other stockholders.
●	Sales of substantial amounts of our common stock in the public markets by our co-founders or other stockholders, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain.
●	If securities or industry analysts publish inaccurate or unfavorable research about our business or cease publishing research about our business, our share price and trading volume could decline.
●	The requirements of being a public company with our common stock listed on the NYSE American may strain our resources and divert management’s attention.
●	You may experience future dilution as a result of future equity offerings.

●	We do not expect to declare any dividends in the foreseeable future.

●	Exercise of warrants, and issuance of incentive stock grants may have a dilutive effect on our stock, and negatively impact the price of our common stock.

●	You may experience immediate and substantial dilution in your investment if we issue additional equity or equity-linked securities in the future.

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

If we cannot successfully execute any one of the foregoing, our business may not succeed, and your investment will be adversely affected.

We have generated minimal revenues under our current business model, which makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

For the year ended September 30, 2021, the majority of our revenues were derived from the historical business of ScreenPlay, which we acquired in 2019, which relies on a paid subscription service-based model (or premium service) in OOH locations. Our current business plan, however, focuses on the ad-supported service provided through our proprietary Loop Player, which we began rolling out in the fourth calendar quarter of 2020. In addition, our Partner Platforms business was more recently introduced, beginning in early May 2022. As a consequence, our past results may not be indicative of our expected future business results. Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues, or expenses. If we make poor budgetary decisions as a result of unreliable data, if our business model does not continue to be accepted by the market or if we are not able to build out our new Partner Platforms business, we may never become profitable and may continue to incur losses, which may result in a decline in our stock price.

We have incurred significant operating losses in the past, and we may not be able to generate sufficient revenue to be profitable, or to generate positive cash flow on a sustained basis. In addition, our revenue growth rate may decline.

We have incurred significant operating losses in the past and, as of September 30, 2022, had an accumulated deficit of $96,321,864. For the years ended September 30, 2022, and 2021, our operating losses were $29,479,448 and $30,974,496, respectively. We have incurred significant costs to license content and continue to pay royalties or minimum guarantees to record labels, publishers, and other copyright owners for such content. We cannot guarantee that we will generate sufficient revenue from our efforts to monetize our services, including our paid subscription service and our free or unpaid ad-supported service, to offset the cost of our content, these royalty expenses and our other operating costs. If we cannot successfully earn revenue at a rate that exceeds the operational costs, including royalty expenses and guarantee payments to the largest three Music Labels, associated with our service, we will not be able to achieve or sustain profitability or generate positive cash flow on a sustained basis.

Additionally, we also expect our costs to increase in future periods, which could negatively affect our future operating results and ability to achieve profitability. We expect to continue to expend substantial financial and other resources on:

•	securing top quality video content from leading record labels, distributors, and aggregators, as well as the publishing rights to any underlying musical compositions;
•	creating new forms of original content;
•	our technology infrastructure, including website architecture, development tools, scalability, availability, performance, security, and disaster recovery measures;
•	research and development, including investments in our research and development team and the development of new features;
•	sales and marketing, including a significant expansion of our field sales organization;
•	international expansion to increase our member base, engagement, and sales;
•	capital expenditures, including costs related to our technology development; and
•	general administration, including legal and accounting expenses.

These investments may not result in increased revenue or growth in our business. If we fail to continue to grow our revenue and overall business, our business, operating results, and financial condition would be harmed.

If we are unable to generate significant revenue or secure additional financing, we may be unable to implement our business plan and grow our business.

We are a small and emerging media company that is in the early stages of rolling out a new business plan as our re-focused products and services have only recently been fully operational and ready for delivery to our clients. In particular, our historical sales have relied on our paid subscription service provided by the business we acquired from Screenplay, but our current business plan focuses on the ad-supported service provided through our proprietary Loop Player, which we began rolling out in the fourth calendar quarter of 2020, and our recently introduced Partner Platforms business. Historically, we have not generated sufficient revenues to operate our business. We have a significant accumulated deficit and have incurred operating losses for years and expect losses to continue during the remainder of our year ending September 30, 2023, and beyond. Our primary source of operating funds since inception has been cash proceeds from debt and equity financing transactions. Our ability to continue as a going concern is dependent upon our ability to generate sufficient revenue and our ability to raise additional funds by way of our debt and equity financing efforts. There can be no assurance that adequate financing will be available in a timely manner, on acceptable terms, or at all.

Based on our current operating plan and taking into account the funds we raised in the September 2022 Offering, we believe that our existing cash will enable us to fund our operations for at least twelve months from the date of this Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect.

There is uncertainty regarding our ability to grow our business without additional financing. Our long-term future growth and success are dependent upon our ability to continue selling our services, generate cash from operating activities and obtain additional financing. We may be unable to continue selling our products and services, generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our ability to grow our business to a greater extent than we can with our existing financial resources.

We will require additional capital to support our business and objectives, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business and will require additional funds to respond to business challenges, including the need to develop new features or enhance our existing services, expand into additional markets around the world, improve our infrastructure, or acquire complementary businesses and technologies. Accordingly, we have in the past engaged, and may in the future engage, in equity and debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could also contain restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business, acquire or retain users, and to respond to business challenges could be significantly impaired, and our business may be harmed.

We have entered into debt arrangements, including non-revolving and revolving lines of credit secured by all of our assets; indebtedness thereunder could adversely affect our financial position and our ability to raise additional capital and prevent us from fulfilling our obligations.

As of December 1, 2022, we owed an aggregate of $12,296,755 in principal and accrued interest on debt arrangements. This debt includes $6,278,490 in principal and interest under our Non-Revolving Line of Credit Loan Agreements (the “Non-Revolving Loan Agreements”) with certain lenders and $6,018,265 in principal and interest under our Loan and Security Agreement, as amended (the “Revolving Loan Agreement”) with a third-party lender for a revolving loan credit facility. The Revolving Loan Agreement provides for an eligible extension of credit in the principal sum of up to $6.0 million, and through the exercise of an accordion feature, a total sum of up to $10 million. The Non-Revolving Loan Agreements mature on October 25, 2023, and November 13, 2023, and provide for interest, payable semi-annually in arrears, at a fixed rate equal to 12% per year. The Revolving Loan Agreement matures July 29, 2024, and began accruing interest on the unpaid principal balance of advances, payable monthly in arrears, on September 7, 2022, at an annual rate equal to the greater of  (I) the sum of  (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus  zero percent (0.00%), and (II) four percent (4.00%). Under the Revolving Loan Agreement, we have granted to the lender (the “Senior Lender”) a first-priority security interest in all our present and future property and assets, including products and proceeds thereof. In connection with the Revolving Loan Agreement, our existing secured lenders under the Non-Revolving Loan Agreements delivered subordination agreements to the Senior Lender. We are permitted to make regularly scheduled payments, including payments upon maturity, to such subordinated lenders and potentially other payments subject to a measure of cash flow and receiving certain financing activity proceeds, in accordance with the terms of such subordination agreements. We also may incur additional indebtedness in the future.

Our indebtedness may:

●	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, or other general business purposes in some circumstances;
●	require us to use a portion of our cash flow from operations to make debt service payments instead of other purposes, thereby reducing the amount of cash flow available for future working capital, capital expenditures, acquisitions, or other general business purposes;
●	increase our vulnerability to the impact of adverse economic, competitive and industry conditions; and
●	increase our cost of borrowing.

In addition, the Revolving Loan Agreement has restrictive covenants, including covenants preventing us from effecting a change of control, disposing of our assets outside of the ordinary course of business, incurring additional debt (subject to certain exceptions), changing our business as currently conducted, paying dividends or settling claims involving the collateral under the Revolving Loan Agreement. These covenants have the potential to prevent us from pursuing beneficial opportunities or raising additional funds through debt financing. Further, the amount of our indebtedness under our debt arrangements compared to the size of our company, or other factors, may limit our ability to borrow additional funds or take other actions. In addition, we may be unable to repay the indebtedness incurred under our debt arrangements at maturity and, in such situation, may not be able to refinance such debt on favorable terms or at all. Any inability to repay or refinance the indebtedness under our loan agreements at maturity may cause us to be in default, which would allow the holders of such indebtedness to exercise remedies as a secured lender and, in such event, would have a material adverse effect on our business and financial results.

Risks Related to Our Business

If our efforts to attract prospective clients and advertisers and to retain existing clients and users of our services are not successful, our growth prospects and revenue will be adversely affected.

Our ability to grow our business, including DOOH, and generate revenue depends on retaining, expanding, and effectively monetizing our customer base, including by increasing the number of OOH venues that have adopted our services and increasing advertising revenue on our DOOH ad-supported service delivered through our Loop Player and our Partner Platforms and monetizing content across our DOOH business. We must convince prospective DOOH and Partner Platform clients of the benefits and value of our services. Our ability to attract new clients, retain existing clients, and convert users of our DOOH paid subscription service to our DOOH ad-supported service depends in large part on our ability to continue to offer compelling curated content, leading technologies and products like the Loop Player, superior functionality, and an engaging customer experience.

In addition, in order for us to increase our advertising revenue, we also seek to increase the viewing time that our ad-supported DOOH clients spend on our ad-supported service and find new opportunities to deliver advertising to users on the services. The more content clients stream on the ad-supported service, the more advertising inventory we generally are able to sell. Further, growth in our ad-supported user base increases the size and scope of user pools targeted by advertisers, which improves our ability to deliver relevant advertising to those users in a manner that maximizes our advertising clients’ return on investment and that ultimately allows us to better demonstrate the effectiveness of our advertising solutions and justifies a pricing structure that is advantageous for us. If we fail to grow our ad-supported DOOH customer base, the amount of content streamed, and the viewing time spent by our ad-supported DOOH clients, we may be unable to grow ad-supported revenue.

In order to increase our ad-supported O&O Platform and Partner Platform clients, we will need to address a number of challenges, including:

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

Our Partner Platforms business began in May 2022, and as of the date of this Report is composed of one partner relationship and serving an aggregate of approximately 17,000 screens. While we are looking to expand this line of business, there can be no assurance that we will be able to grow this business as planned, increase the number of clients we service in this business or maintain our current level of activity with our current partner relationship, particularly in light of our limited operating history in this line of business. If we lose our relationship with our current partner, or that relationship is scaled back significantly, such loss would be material to our results of operations.

We must operate our business in compliance with the licenses that are required to provide our services.

The provisions of certain of our license agreements may require consent to implement improvements to, or otherwise change, our services. We may not be able to obtain consent from our rights holders to add additional features and functionality to our services or our rights holders may be delayed in providing such consent, which may hinder our ability to be responsive to our users’ tastes and preferences and may make us less competitive with other services. For example, we may need to obtain consent of rights holders to add the ability for customers of DOOH locations to interact with certain of our content and determine which music videos might play next. In many instances, improvements to the functionality of our services may require the consent of rights holders and, in some such instances, increases in fee payments to such rights holders. We cannot ensure that any such additional required fees will be on financially feasible terms for us and, as a result, we may be required to develop alternative options or forego functionality improvements to our services which could negatively impact our business and financial results.

We face and will continue to face competition for ad-supported users, premium subscribers, and user listening time.

We compete for the time and attention of consumers who view our content with other content providers based on a number of factors, including quality of experience, relevance, diversity of content, ease of use, price, accessibility, perception of advertising load, brand awareness, and reputation.

We compete with providers of music videos and other short-form unscripted video content, which is purchased or available for free and playable on mobile or other connected devices, including CTVs in OOH locations and venues. These forms of media may be downloaded or accessed by content streams from other online services, including YouTube and Vevo. Many of our current or future competitors are already entrenched or may have significant brand recognition, existing user bases, and/or ability to bundle with other goods and/or services, both globally and regionally, and/or markets which we seek to penetrate.

We also compete with providers of non-music content that offer an on-demand catalog of differing content that is similar to certain of our content, such as the “fail” videos, pet videos and drone footage that we offer in the DOOH market. We face increasing competition from a growing variety of content providers that seek to differentiate their service by content offering and product features, and they may be more successful than us in predicting user preferences, providing popular content, and innovating new features.

We believe that companies with a combination of technical expertise, brand recognition, financial resources, and digital media experience also pose a significant threat of developing competing music video and other video content, as well as other video distribution technologies. If known incumbents in the digital media or entertainment space choose to offer competing services, they may devote greater resources than we have available, have a more accelerated time frame for deployment, and leverage their existing user base and proprietary technologies to provide services that our users and advertisers may view as superior. Our current and future competitors may have higher brand recognition, more established relationships with content licensors and mobile device manufacturers, greater financial, technical, and other resources, more sophisticated technologies, and/or more experience in the markets in which we compete. Our current and future competitors may also engage in mergers or acquisitions with each other to combine and leverage their customers and audiences, making them larger and potentially providing them a competitive advantage in negotiations with counter parties or in marketing to potential clients that we also target. Our current and future competitors may innovate new features or introduce new ways of consuming or engaging with content that cause our users to use or switch to another product, which would negatively affect our user retention, growth, and engagement.

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

We enter into music license agreements to obtain rights to stream music videos, including from the major record labels who hold the rights to stream a significant number of sound recordings.  These include Universal Music Group (“Universal”), Sony Music Entertainment (“Sony”), and Warner Music Group (“Warner” and collectively with Universal and Sony, the “Music Labels”). Our current license agreements with the Music Labels for our DOOH business have been in effect (or have been renewed) for several years, and the Music Labels have requested a review and update of those licenses. Although the basic outlines of these licenses are standardized by the licensors and we do not anticipate any issue in the timely renewal of these licenses, the updating of such licenses may increase our license costs associated with such rights, including the percentage of revenue attributable to the record labels and our minimum guaranteed payment obligations. A significant majority of our DOOH business relies upon these licenses, and if we fail to maintain and renew these licenses our business, operating results, and financial condition could be materially harmed.

Our business model requires that we also obtain two additional types of licenses with respect to musical compositions: mechanical and public performance rights. Mechanical licenses are required to distribute recordings written by someone other than the person or entity conducting the distribution. Such licenses ensure that the music publisher, and ultimately the songwriter, receive compensation for the use of their work. A public performance license is an agreement between a music user and the owner of a copyrighted composition (song) that grants permission to play the song in public, online, or on radio.

We have obtained direct licenses for mechanical rights with the three largest publishers, which are respective affiliates of each of the Music Labels for our OOH business. As a general matter, once music licenses are obtained from the Music Labels, their affiliate publishing companies enter into agreements with respect to the mechanical licenses. If our business does not perform as expected or if the rates are modified to be higher than the proposed rates, our music video content acquisition costs could increase, which could negatively impact our business, operating results, and financial condition, hinder our ability to provide interactive features in our services, or cause one or more of our services not to be economically viable due to an increase in content acquisition costs.

In the United States, public performance rights are generally obtained through intermediaries known as performance rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to music publishers and songwriters. The royalty rates available to us today may not be available to us in the future. Licenses provided by two of these PROs: the American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”) cover much of the music we stream. ASCAP and BMI are governed by consent decrees relating to decades-old litigations. These agreements typically have one-to-two-year terms, and some have continuous renewal provisions, with either party able to terminate for convenience within 30 to 60 days prior to the end of the applicable term (or commencement of the subsequent term) and are limited to the territory of the United States and its territories and possessions. An increase in the number of compositions that must be licensed from PROs that are not subject to the consent decrees could likewise impede our ability to license public performance rights on favorable terms and may increase the cost of our operations.

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

With respect to non-music content, we obtain distribution rights directly from rights holders. We then negotiate licenses directly with individuals or entities in return for providing such licensors with a share of revenue derived from the licensed content distributed through our services. We are dependent on those who provide the content that appears on our services complying with the terms and conditions of our license agreements; however, we cannot guarantee that rights holders or content providers will comply with their obligations, and such failure to do so may materially impact our business, operating results, and financial condition.

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

Even when we are able to enter into license agreements with rights holders, we cannot guarantee that such agreements will continue to be renewed indefinitely. For example, from time to time, our license agreements with certain rights holders and/or their agents expire while we negotiate their renewals and, per industry custom and practice, we may enter into brief (for example, month-, week-, or even days-long) extensions of those agreements or provisional licenses and/or continue to operate on an at-will basis as if the license agreement had been extended, including by our continuing to make content available. During these periods, we may not have assurance of long-term access to such rights holders’ content, which could have a material adverse effect on our business and could lead to potential copyright infringement claims. It is also possible that such agreements will never be renewed at all. License agreements are generally restrictive as to how the licensed content is accessed, displayed, and manipulated, as licensors seek to protect the use of their content. In order to provide the highest level of services and best experience for our clients and end- users, we may from time to time seek expansion of our licenses to provide us with greater functionality of our services as it relates to the relevant content. The inability to expand our licenses, or the lack of renewal, or termination, of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, operating results, and financial condition.

We have no control over third-party providers of our content. The concentration of control of content by our major providers means that even one entity, or a small number of entities working together, may unilaterally affect our access to music video and other content.

We rely on various rights holders, over whom we have no control, for the content we make available on our services. We cannot guarantee that these parties will always choose to license to us or license to us on terms that are acceptable to us.

The music industry has a high level of concentration, which means that one or a small number of entities may, on their own, take actions that adversely affect our business. For example, with respect to music video content, the audio/visual (“A/V”) recordings licensed to us under our agreements with Universal, Sony, and Warner make up the vast majority of the music currently consumed on our services. Our business may be adversely affected if our access to music is limited or delayed because of deterioration in our relationships with one or more of these significant rights holders or if they choose not to license to us for any other reason. In addition, rights holders also may attempt to take advantage of their market power (including by leveraging their publishing affiliate) to seek onerous financial or other terms from us or otherwise impose restrictions that hinder our ability to further innovate our services and content offerings. This may be of particular concern in markets where local content is important and such local content is held by local major labels or even individual artists, making it difficult to obtain such local content at all or on economically favorable terms. As a result, the loss of rights to a major publisher catalog would force us to take down a significant portion of popular repertoire in the applicable territory or territories, which would significantly disadvantage us in such territory or territories. The lack of complete metadata with respect to publisher ownership may also present challenges in taking down all the tracks of a given publisher. Even if we can secure rights to music video content from record labels and other copyright owners, recording artists may object and may exert public or private pressure on those record labels or copyright owners or other third parties to discontinue licensing rights to us, hold back content from us, or increase royalty rates. As a result, our ability to continue to license rights to music video content is subject to convincing a broad range of stakeholders of the value and quality of our services. To the extent that we are unable to license a large amount of content or the content of certain popular artists, our business, operating results, and financial condition could be materially harmed.

We are a party to many license agreements that are complex and impose numerous obligations upon us that may make it difficult to operate our business and provide all the functionality we would like for our services, and a breach of such agreements could adversely affect our business, operating results, and financial condition.

Many of our license agreements are complex and impose numerous obligations on us, including obligations to, among other things:

●	calculate and make payments based on complex royalty structures, which requires tracking usage of content on our services that may have inaccurate or incomplete metadata necessary for such calculation;
●	provide periodic reports on the exploitation of the content;
●	represent that we will obtain all necessary publishing licenses and consents and pay all associated fees, royalties, and other amounts due for the licensing of musical compositions;
●	provide advertising inventory at discounted rates or on other favorable terms;
●	comply with certain service offering restrictions;
●	comply with certain marketing and advertising restrictions; and
●	comply with certain security and technical specifications.

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

If there is a delay or interruption in the distribution of our products or services or if these third parties damage our products or mischaracterize our services, it could negatively impact our revenue and operations and may require significant management attention. In addition, any negative impact these third parties may have on our services, could expose us to potential liability, damage our reputation and the reputation of our products, services or brands or otherwise harm our business.

The coronavirus COVID-19 pandemic or the widespread outbreak of any other communicable disease could materially and adversely affect our business, financial condition and results of operations.

The spread of COVID-19 in the United States negatively impacted our OOH clients, causing disruptions in their staffing, order fulfillment, and demand for products and services. The COVID-19 pandemic adversely affected our revenue significantly in calendar 2020 and 2021, as many OOH venues closed or limited their public capacity, which may have impacted their willingness to focus on in-venue entertainment, such as our services. While we do not believe our business was adversely affected by the Covid-19 virus in fiscal year 2022, the extent to which COVID-19 impacts our operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of any potential outbreak, and the actions that may be implemented to try and contain COVID-19 or treat its impact in the geographies in which our clients operate their businesses.

As COVID-19 continues to evolve, the extent to which COVID-19 impacts operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of any additional outbreak, and the actions that may be required to try and contain COVID-19 or treat its impact. At this point, we cannot reasonably estimate the duration and severity of any pandemic, which could have a material adverse impact on our business, results of operations, financial position and cash flows.

Our royalty payment scheme is complex, and it is difficult to estimate the amount payable under our license agreements. We may underpay or overpay royalty amounts payable to others, which may harm our business.

Under our license agreements and relevant statutes, we must pay all required royalties to record labels, music publishers, and other copyright owners in order to stream content. The determination of the amount and timing of such payments is complex and subject to a number of variables, including the type of content streamed, the country in which it is streamed, the service tier such content is streamed on, the amount of revenue generated by the streaming of the content, the identity of the license holder to whom royalties are owed, the current size of our user base, our current ratio of ad-supported users to premium service subscribers in our DOOH business, the applicability of any most favored nations provisions, and any applicable advertising fees and discounts, among other variables. Additionally, we have certain arrangements whereby royalty costs are paid in advance or are subject to minimum guaranteed amounts. An accrual is estimated when actual royalty costs to be incurred during a contractual period are expected to fall short of the minimum guaranteed amount. Additionally, we also have license agreements that include so-called “most favored nations” provisions that require that the material terms of such agreements are the most favorable material terms provided to any music licensor, which, if triggered, could cause our royalty payments under those agreements to escalate substantially. As we have only recently introduced our D2C service and have yet to recognize substantial revenue from such services and may not do so during the initial term of our licenses, we expect that any minimum guaranteed payments on licenses required for that service will be the maximum we will need to pay out under those licenses for the relevant time period.

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

Certain of our license agreements contain significant minimum guarantees or advanced payments.  Such minimum guarantees related to our content acquisition costs are not always tied to our revenue and/or user growth forecasts (e.g., number of users, active units, premium subscribers) or the number of video music sound recordings and musical compositions used on our services. Accordingly, our ability to achieve and sustain profitability and operating leverage on our services in part depends on our ability to increase our revenue through increased sales of our services and advertising sales on terms that maintain an adequate gross margin. The duration of our license agreements for sound recordings and musical compositions that contain minimum guarantees is frequently two years, but we do not currently have enough clients and do not anticipate acquiring enough clients whose revenue could cover such minimum guarantees and any existing clients may cancel their services at any time. Our forecasts of customer acquisition or retention and advertising sales during the term of our license agreements do not meet the number of clients required to cover our minimum guaranteed payments. To the extent our services revenue growth or advertising sales do not materially increase during the term of our license agreements, our business, operating results, and financial condition will be adversely affected as a result of such minimum guarantees. In addition, the fixed cost nature of these minimum guarantees may limit our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate.

We rely on estimates of the market share of streaming content owned by each content provider, as well as our own user growth and forecasted advertising revenue, to forecast whether such minimum guarantees could be recouped against our actual content acquisition costs incurred over the duration of the license agreement. As we have not seen significant growth in our D2C business, we expect the minimum guarantees for related licenses not to be recouped for the foreseeable future.

Difficulties in obtaining accurate and comprehensive information necessary to identify the compositions embodied in music video sound recordings on our services and the ownership thereof may impact our ability to perform our obligations under our licenses, affect the size of our catalog that can be offered to clients and end- users, impact our ability to control content acquisition costs, and lead to potential copyright infringement claims.

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

We are considering the further expansion of our operations into additional international markets. Offering our services in a new geographical area, however, involves numerous risks and challenges. For example, the licensing terms offered by rights organizations and individual copyright owners in countries around the world are currently relatively expensive. Addressing licensing structure and royalty rate issues in any new geographic market requires us to make very substantial investments of time, capital, and other resources, and our business could fail if such investments do not succeed. There can be no assurance that we will succeed or achieve any return on these investments.

In addition to the above, expansion around the world exposes us to other risks such as:

•	lack of well-functioning copyright collective management organizations that are able to grant us music video licenses, process reports, and distribute royalties in certain markets;
•	fragmentation of rights ownership in various markets and lack of transparency of rights coverage, which may lead to overpayment or underpayment to record labels, music publishers, artists, performance rights organizations, and other copyright owners;
•	difficulties in obtaining license rights to local content;
•	increased risk of disputes with and/or lawsuits filed in foreign jurisdictions by rights holders in connection with our expansion into new markets;
•	difficulties in achieving market acceptance of our services in different geographic markets with different tastes and interests;
•	difficulties in achieving viral marketing growth in certain other countries where we commit fewer sales and marketing resources;
•	difficulties in managing operations due to language barriers, distance, staffing, user behavior and spending capability, cultural differences, business infrastructure constraints, and laws regulating corporations that operate internationally;
•	application of different laws and regulations of other jurisdictions, including privacy, censorship, data protection and liability standards and regulations, as well as intellectual property laws;
•	potential adverse tax consequences associated with foreign operations and revenue;
•	complex foreign exchange fluctuation and associated issues;

•	increased competition from local websites and audio content providers, some with financial power and resources to undercut the market or enter into exclusive deals with local content providers to decrease competition;
•	credit risk and higher levels of payment fraud;
•	political and economic instability in some countries;
•	restrictions on international monetary flows; and
•	reduced or ineffective protection of our intellectual property rights in some countries.

As a result of these obstacles, we may find it impossible or prohibitively expensive to enter additional markets, or entry into foreign markets could be delayed, which could hinder our ability to grow our business.

If we fail to effectively manage our expected growth, our business, operating results, and financial condition may suffer.

Our growth in 2021 and 2022 has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. In order to attain and then maintain profitability, we will need to recruit, integrate, and retain skilled and experienced personnel who can demonstrate our value proposition to users, advertisers, and business partners and who can increase the monetization of the content streamed on our services, particularly in OOH locations and in our Partner Platforms business. Continued growth could also strain our ability to maintain reliable service levels for our users, effectively monetize the video content streamed, develop and improve our operational and financial controls, and recruit, train, and retain highly skilled personnel. As we seek to grow our operations in size, scope, and complexity, we will need to improve and upgrade our systems and infrastructure, which will require significant expenditures and allocation of valuable technical and management resources. If we fail to maintain efficiency and allocate limited resources effectively in our organization as it grows, our business, operating results, and financial condition may suffer.

Our business emphasizes rapid innovation and prioritizes long-term customer and user engagement over short-term financial condition or results of operations. That strategy may yield results that sometimes do not align with the market’s expectations. If that happens, our stock price may be negatively affected.

Our business is expected to grow and become more complex, and our success depends on our ability to quickly develop and launch new and innovative products. Our approach to the development of our business could result in unintended outcomes or decisions that are poorly received by our clients, users, advertisers, or partners. We have made, and expect to continue to make, significant investments to develop and launch new products, services, and initiatives, which may involve significant risks and uncertainties, including the fact that such offerings may not be commercially viable for an indefinite period or at all, or may not result in an adequate return of capital on our investments. No assurance can be given that such new offerings will be successful and will not adversely affect our reputation, operating results, and financial condition. In certain instances, we prioritize our long-term customer and user engagement over short-term financial condition or results of operations. We may make decisions that reduce our short-term revenue or profitability if we believe that the decisions benefit the aggregate customer and user experience and will thereby improve our financial performance over the long term. These decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with advertisers and partners, as well as our business, operating results, and financial condition could be seriously harmed.

If we fail to accurately predict, recommend, curate and play content that our clients and users enjoy, we may fail to retain existing clients and users and attract new clients and users in sufficient numbers to meet investor expectations for growth or to operate our business profitably.

We believe that a key differentiating factor between Loop Media and other streaming content providers in the DOOH market is our ability to curate content and deliver that content to clients and users for them to enjoy. We have invested, and will continue to invest, significant resources in our content curation and technologies that help predict what clients and users will enjoy. Such investments, however, may not yield an attractive return and such refinements may not be effective. The effectiveness of our ability to predict user preferences and curate content tailored to our clients and users’ individual tastes depends in part on our ability to gather and effectively analyze large amounts of customer and user data.

While we have a large catalog of music videos and other content available to stream, we must continuously identify, analyze, and curate additional content that our clients request and that our users will enjoy, and we may not effectively do so. Failure to do so could materially adversely affect our ability to adequately attract and retain users, increase content hours consumed, and sell advertising to meet investor expectations for growth or to operate the business profitably.

Expansion of our operations to deliver more non-music video content subjects us to increased business, legal, financial, reputational, and competitive risks.

Expansion of our operations to deliver more non-music video content beyond music videos involves numerous risks and challenges, including increased capital requirements, new competitors, and the need to develop new strategic relationships. Growth in these areas may require additional changes to our existing business model and cost structure, modifications to our infrastructure, and exposure to new regulatory, legal, and reputational risks, including infringement liability, any of which may require additional expertise that we currently do not have. We may not be able to generate sufficient revenue from additional non-music video content to offset the costs of creating or acquiring this content. Further, we have initially established a reputation as a music video streaming service and our ability to gain acceptance and listenership for other non-music video content, and thus our ability to continue to attract clients, users and advertisers to this content, is not certain. Failure to successfully monetize and generate revenues from such content, including failure to obtain or retain rights to non-music video content on acceptable terms, or at all, or to effectively manage the numerous risks and challenges associated with such expansion could adversely affect our business, operating results, and financial condition.

If our security systems are breached, we may face civil liability and/or statutory fines, and/or enforcement action causing us to change our practices, and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain OOH clients, premium subscribers, ad-supported users, advertisers, content providers, and other business partners.

Techniques used to gain unauthorized access to data and software are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to data pertaining to our users, including credit card and debit card information and other personal data about our users, business partners, and employees. Like all internet services, our services, which are supported by our own systems and those of third parties that we work with, are vulnerable to software bugs, computer viruses, internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service, or other attacks and similar disruptions from unauthorized use of our and third-party computer systems, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or unauthorized access to personal data. Computer malware, viruses, computer hacking and phishing attacks have become more prevalent in our industry and may occur on our systems in the future. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of our products and technical infrastructure to the satisfaction of our users may harm our reputation and our ability to retain existing users and attract new users. The systems and processes that we have designed to protect our data and our users’ data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, may not prevent security breaches, and we may incur significant costs in protecting against or remediating cyber-attacks.

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

We rely upon the ability of our clients to access our service through the internet. If network operators block, restrict or otherwise impair access to our service over their networks, our service and business could be negatively affected. To the extent that network operators implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our customer acquisition and retention could be negatively impacted. Furthermore, to the extent network operators create tiers of internet access service and either charge us for or prohibit us from being available through these tiers, our business could be negatively impacted.

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

Additionally, many of our products are available on multiple operating systems and/or multiple devices offered by different manufacturers, and changes or updates to such operating systems or devices may cause errors or functionality problems in our products, including rendering our products inoperable by some users. Any errors, bugs, or other vulnerabilities discovered in our code or backend after release could damage our reputation, drive away users, allow third parties to manipulate or exploit our software (including, for example, providing mobile device users a means to suppress advertisements without payment and gain access to features only available to the ad-supported service on tablets and desktop computers), lower revenue, and expose us to claims for damages, any of which could seriously harm our business. Additionally, errors, bugs, or other vulnerabilities may — either directly or if exploited by third parties — affect our ability to make accurate royalty payments.

We could also face claims for product liability, tort, or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and seriously harm our reputation and our business. In addition, if our liability insurance coverage proves inadequate or coverage is unavailable, our business could be seriously harmed.

Interruptions, delays, or discontinuations in service arising from our own systems or from third parties could impair the delivery of our services and harm our business.

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

We expect to regularly internally review key metrics related to the operation of our business, including metrics related to our active units, premium revenue per user, subscriber numbers, OOH venue locations, and other metrics to evaluate growth trends, service levels, measure our performance, and make strategic decisions. These metrics use or will use internal Company data and will not be validated by an independent third party. While these metrics are expected to be based on reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our services are used across large populations of users and clients. The calculations of our active units may not reflect the actual number of people using our services (if one user has more than one account or if one account is used by multiple users). Errors or inaccuracies in our metrics or data could result in incorrect business decisions and inefficiencies, including expending resources to implement unnecessary business measures or failing to take required actions to attract enough users to satisfy our growth strategies.

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

Various regulations, as well as self-regulation related to privacy and data security concerns, pose the threat of lawsuits, regulatory fines and other liability, require us to expend significant resources, and may harm our business, operating results, and financial condition.

As we collect and utilize personal data about our clients and users as they interact with our services, we are subject to new and existing laws and regulations that govern our use of user data. We are likely to be required to expend significant capital to ensure ongoing compliance with these laws and regulations. Claims or allegations that we have violated laws and regulations relating to privacy and data security could result in negative publicity and a loss of confidence in us by our users and our partners. We may be required to make significant expenditures to resolve these matters and we could be subject to civil liability and/or fines or other penalties, including by government and data protection authorities.

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

In the United States, laws and regulations applicable to personal information include industry specific federal legislation, federal and state privacy and consumer protection laws and industry self-regulatory initiatives and frameworks. The California Consumer Privacy Act (CCPA), which came into effect in January 2020, establishes disclosure and transparency rules, and creates new data privacy rights for California residents, including the ability to control how we share their personal information with third parties. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The impact of this legislation may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. The California Privacy Rights Act (CPRA), which amends the CCPA by enhancing such data privacy rights of California residents and expanding such disclosure and transparency rules, was enacted in November 2020 and goes into full effect in January of 2023. Nevada also enacted a data privacy law in 2020 granting Nevada residents the right to opt out of the sale of their personal information. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (CDPA) which will go into full effect in January of 2023. We may also be subject to new data protection laws including legislation currently pending in other states including Washington, and New York. We may also from time to time be subject to, or face assertions that we are subject to, additional obligations relating to personal information by contract or due to assertions that self-regulatory obligations or industry standards apply to our practices. Our failure to comply with these data protection laws or any action or suspected security incident may result in governmental actions, fines and non-monetary penalties, or civil liability, which may harm our business. Any expansion of our operations into new markets could result in increased compliance costs with respect to data privacy regulatory regimes in such other markets.

We may find it necessary or desirable to join self-regulatory bodies or other privacy-related organizations that require compliance with their rules pertaining to privacy and data security. We also may be bound by contractual obligations that limit our ability to collect, use, disclose, share, and leverage user data and to derive economic value from it. New laws, amendments to, or reinterpretations of existing laws, rules of self- regulatory bodies, industry standards, and contractual obligations, as well as changes in our users’ expectations and demands regarding privacy and data security, may limit our ability to collect, use, and disclose, and to leverage and derive economic value from user data. Restrictions on our ability to collect, access and harness user data, or to use or disclose user data, may require us to expend significant resources to adapt to these changes, and would in turn limit our ability to stream personalized content to our users and offer advertising and promotional opportunities to users on the services.

We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, self-regulatory bodies, industry standards, and contractual obligations. Any failure to comply with privacy laws could result in litigation, regulatory or governmental investigations, enforcement action requiring us to change the way we use personal data, restrictions on how we use personal data, or significant regulatory fines. In addition to statutory enforcement, a data breach could lead to compensation claims by affected individuals (including consumer advocacy groups), negative publicity, and a potential loss of business as a result of clients losing trust in us. Such failures could have a material adverse effect on our financial condition and operations.

Failure to manage our relationship with the manufacturer of our Loop Players, the disruption of the supply chain for Loop Players or our failure to timely order new Loop Players could harm our business, operating results, and financial condition.

Our Loop Player is a proprietary device, designed by us in-house and manufactured in Shenzhen, China by an authorized third-party original equipment manufacturer (“OEM manufacturer”). While we believe the components and raw materials required for our Loop Player are readily available from a variety of sources and we could engage other OEM manufacturers to produce Loop Players, we currently engage with only one OEM manufacturer for our Loop Players.  We have no long-term contracts or commitments for the supply of Loop Players, instead relying on individual purchase orders to meet our Loop Player needs. We depend on a good relationship with our OEM manufacturer, timely ordering of new Loop Players and the effectiveness of our supply chain management to ensure reliable and sufficient supply of Loop Players. Disruptions in the supply chain may result from the COVID-19 pandemic or other public health crises, weather-related events, natural disasters, trade restrictions, tariffs, border controls, acts of war, terrorist attacks, third-party strikes, work stoppages or slowdowns, shipping capacity constraints, supply or shipping interruptions or other factors beyond our control. If we experience a deterioration of our relationship with the OEM manufacturer of our Loop Player, disruption in our existing supply chain for the Loop Players, or failure to timely order additional Loop Players from our OEM manufacturer, our business, growth prospects and financial condition could be adversely affected.

We rely on advertising revenue to monetize our services, and any failure to convince advertisers or advertising demand partners of the benefits of advertising on our services in the future could harm our business, operating results, and financial condition.

Our ability to attract and retain advertisers or advertising demand partners, and ultimately to generate advertising revenue, depends on our ability to, for instance:

•	increase the number of hours our ad-supported clients and users spend playing or watching our video content or otherwise engaging with content on our ad-supported service;
•	increase the number of ad-supported clients and users;
•	keep pace with changes in technology and our competitors;
•	compete effectively for advertising dollars with other online and mobile marketing and media companies;
•	maintain and grow our relationships with marketers, agencies, and other demand sources who purchase advertising inventory from us;
•	implement and maintain an effective infrastructure for order management; and
•	continue to develop and diversify our advertising platform and offerings, which currently include delivery of advertising products through multiple delivery channels, including traditional computers, mobile, and other connected devices, and multiple content types.

We may not succeed in capturing a greater share of our advertisers’ or advertising demand partners’ core marketing budgets, particularly if we are unable to achieve the scale, reach, products, and market penetration necessary to demonstrate the effectiveness of our advertising solutions, or if our advertising model proves ineffective or not competitive when compared to other alternatives and platforms through which advertisers choose to invest their budgets. Our advertising demand partners are generally not bound by long-term contracts.

Failure to grow the ad-supported customer and user base and to effectively demonstrate the value of our ad-supported service and other similar offerings on the services to advertisers could result in loss of, or reduced spending by, existing or potential future advertisers or advertising demand partners, which would materially harm our business, operating results, and financial condition.

Selling advertisements requires that we demonstrate to advertisers and advertising demand partners that our offerings on the services are effective. For example, we need to show that our ad-supported service has substantial reach and engagement by relevant demographic audiences. Advertisers often rely on third parties to quantify the reach and effectiveness of our ad products. These third-party measurement services may not reflect our true audience or the performance of our ad products, and their underlying methodologies are subject to change at any time. In addition, the methodologies we apply to measure the key performance indicators that we use to monitor and manage our business may differ from the methodologies used by third-party measurement service providers, who may not integrate effectively with our ad-supported service. If such third-party measurement providers report lower metrics than we do, there is wide variance among reported metrics, or we cannot adequately integrate with such services that advertisers require, our ability to convince advertisers of the benefits of our ad-supported service could be adversely affected.

The market for programmatic advertising in the digital out-of-home market is evolving. If this market develops slower or differently than we expect, our business, operating results and financial condition could be adversely affected.

We derive the vast majority of revenue from programmatic advertising directed at the DOOH market. We expect that programmatic advertising will continue to be our main source of revenue for the foreseeable future. If the market for programmatic advertising in the DOOH market deteriorates or develops more slowly or differently than we expect, it could reduce demand for our platform and our business, growth prospects and financial condition could be adversely affected.

We derive a significant portion of our revenues from advertisements. If we are unable to continue to compete for these advertisements, or if any events occur that negatively impact our relationships with advertising networks, our advertising revenues and operating results would be negatively impacted.

We generate advertising revenue from the sale of digital video advertising delivered through advertising impressions across the Loop Platform. We engage with advertising demand partners and advertising agencies to monetize our inventory of advertising impressions by filling such advertising impressions with advertising from companies seeking to advertise in the DOOH market. We need to maintain good relationships with these advertising demand partners to provide us with a sufficient number of advertisements and to ensure they understand the value of our advertising impressions on our Loop Platform. Online advertising is an intensely competitive industry. Many large companies, such as Amazon, Facebook and Google, invest significantly in data analytics to make their websites and platforms more attractive to advertisers. Our advertising revenue is primarily a function of the number of free users and hours of engagement of such free users and our ability to maintain or increase user engagement and satisfaction with our services and enhance returns for our advertising partners. If our relationship with any advertising demand partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, or if we cannot source high-quality advertisements consistent with our brand or product experience, our business, growth prospects and financial condition could be adversely affected.

The ad demand partners with whom we work have significant control over the flow of advertisements to our Loop Platforms and the number of advertisements that are served to us.  If an ad demand partner believes that we are receiving too high a percentage of their overall available advertisements, they may seek to reduce the number of advertisements they serve to us. Advertising fraud, also known as invalid traffic (“IVT”), is the practice of inflating impressions, clicks or conversion data for financial gain and is often the result of online activity that is made up of non-human traffic like spiders or bots. If an ad demand partner or similar ad server identifies a platform as having IVT, it will reduce or restrict entirely any advertisements being served to the relevant platform. Ad demand partners sometimes incorrectly identify valid advertising impressions as IVT and shut off or significantly reduce the ads served to the relevant platforms. If our ad impressions are incorrectly identified as IVT from a demand partner, it would reduce the number of ads received from that demand partner and it could take a significant amount of time to demonstrate to the demand partner that such incorrect identification was made, and to reinstitute us as a valid advertising platform with valid advertising impressions. If our advertising impressions are incorrectly identified as IVT and we are unable to demonstrate to the relevant ad demand partner that our ad impressions are valid and the ad partner does not begin again serving ads to our platform in a timely manner, our business, growth prospects and financial condition could be adversely affected.

Our business is sensitive to a decline in advertising expenditures, general economic conditions and other external events beyond our control.

We derive our revenues from providing advertising impressions to advertisers looking to advertise in OOH locations across the Loop Platforms. A decline in the economic prospects of advertisers, the economy in general or the economy of any individual geographic market or industry, particularly a market or industry in which we conduct substantial business and derive a significant portion of our revenues, could alter current or prospective advertisers’ spending priorities. In addition, disasters, acts of terrorism, disease outbreaks and pandemics (such as the COVID-19 pandemic), hostilities, political uncertainty, extraordinary weather events (such as hurricanes), power outages, technological changes and shifts in market demographics and transportation patterns (including reductions in out-of-home foot traffic, and overall target audiences) caused by the foregoing or otherwise, could lead to a reduction in economic certainty and advertising expenditures. Any reduction in advertising expenditures could adversely affect our business, financial condition or results of operations. Further, advertising expenditure patterns may be impacted by any of these factors; for example, advertisers’ expenditures may be made with less advance notice and may become difficult to forecast from period to period.

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

We acquired substantially all of the assets of SPKR, Inc. (“SPKR”) in the fourth calendar quarter of 2020 and acquired all of the outstanding equity of EON Media in the second calendar quarter of 2021. In the future, we may seek to acquire or invest in, other companies or technologies that we believe could complement or expand our services or enhance our capabilities or content offerings, or otherwise offer growth opportunities. Pursuit of future potential acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not they are consummated. In addition, we have limited experience acquiring and integrating other businesses. We may be unsuccessful in integrating our acquired businesses or any additional business we may acquire in the future, and we may fail to acquire companies whose market power or technology could be important to the future success of our business.

We also may not achieve the anticipated benefits from any acquisition or investment due to a number of factors, including:

•	unanticipated costs or liabilities associated with the acquisition or investment, including costs or liabilities arising from the acquired companies’ failure to comply with intellectual property laws and licensing obligations to which they are subject;
•	incurrence of acquisition- or investment-related costs; inability to effectively integrate the assets, operations or personnel related to such acquisitions;
•	diversion of management’s attention from other business concerns;
•	regulatory uncertainties;
•	harm to our existing business relationships with business partners and advertisers as a result of the acquisition or investment;
•	harm to our brand and reputation;
•	the potential loss of key employees;
•	use of resources that are needed in other parts of our business; and
•	use of substantial portions of our available cash to consummate the acquisition or investment.

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

At least annually, or whenever events or circumstances arise indicating impairment may exist, we review goodwill for impairment as required by generally accepted accounting principles in the United States (GAAP). In 2020, we recorded an impairment charge of $6,350,000 related to the impairment of intangible assets acquired in 2019. Additionally, during the twelve months ended September 30, 2021, we recorded an impairment charge of $11,206,523, a portion of which was related to a $1,405,142 write-off of intangible assets related to our acquisition of SPKR and an intangible asset impairment of $2,251,513 and a goodwill impairment of $4,442,487 related to our EON Media acquisition. During the twelve months ended September 30, 2022, we recorded goodwill impairment charge of $1,387,235 related to our EON Media acquisition and $583,086 related to our acquisition of SPKR.  Additionally, for the twelve months ended September 30, 2022, we recorded a charge of $48,487 to write-off the brand name for EON Media. As of September 30, 2022, we had no remaining goodwill and $590,333 of net intangible assets.

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

Our revenue and operating results could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Factors that may contribute to the variability of our quarterly and annual results include:

•	our ability to grow our DOOH business beyond historic levels through our Loop Player and across our Partner Platforms business, the expansion into more OOH locations, and the further development of our ad- supported business model;
•	changes in the license payments we are required to make;
•	our ability to maintain licenses required for our business at a commercial price to us;
•	changes in the mix of content that is streamed by our clients, which results in varying license payment amounts being owed;
•	our ability to monetize our services more effectively, particularly as the number of OOH clients grow;
•	our ability to effectively manage our anticipated growth;
•	our ability to attract user and/or customer adoption of and generate significant revenue from new products, services, and initiatives;
•	our ability to attract and retain existing advertisers and prove that our advertising products are effective enough to justify a pricing structure that is profitable for us;
•	the effects of increased competition in our business;
•	our ability to keep pace with changes in technology and our competitors;
•	lack of accurate and timely reports and invoices from our rights holders and partners;
•	interruptions in service, whether or not we are responsible for such interruptions, and any related impact on our reputation;
•	our ability to pursue and appropriately time our entry into new geographic or content markets and, if pursued, our management of this expansion;
•	costs associated with defending any litigation, including intellectual property infringement litigation;
•	the impact of general economic conditions on our revenue and expenses; and
•	changes in regulations affecting our business.

In connection with the preparation of our financial statements for the twelve months ended September 30, 2021, and for the nine months ended June 30, 2022, we identified material weaknesses in our internal control over financial reporting, and if we fail to implement and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

We are required to maintain internal control over financial reporting and to report any material weaknesses in those controls. The following material weaknesses in our internal control over financial reporting were identified in the normal course as of September 30, 2021, and as of June 30, 2022:

•	our management had insufficient oversight of the design and operating effectiveness of our disclosure controls and internal controls over financial reporting;
•	we failed to maintain effective controls over the period-end financial reporting process, including controls with respect to preparation and disclosure of provision for income taxes, valuation and presentation of asset acquisition, content assets and liabilities, and investments; and

•	we failed to maintain effective controls over journal entries, both recurring and nonrecurring, and account reconciliations and did not maintain proper segregation of duties. Journal entries were not always accompanied by sufficient supporting documentation and were not adequately reviewed and approved for validity, completeness and accuracy. In most instances, persons responsible for reviewing journal entries and account reconciliations for validity, completeness and accuracy were also responsible for preparation.

We concluded that these material weaknesses arose because we did not have the necessary business processes, systems, personnel, and related internal controls. We began to undertake measures to address material weaknesses in our internal controls with the help of an outside firm, retained in July 2021, and have implemented processes to remediate these material weaknesses.

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15and 15d-15(e) under the Exchange Act, as of September 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022. See – “Item 9A Controls and Procedures.”

If we fail to maintain proper disclosure controls and procedures, or continue to have material weaknesses in our internal control over financial reporting, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations, and we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline. Under Section 404 of the Sarbanes-Oxley Act, we are required to evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report as to internal control over financial reporting. Failure to maintain effective internal control over financial reporting also could potentially subject us to sanctions or investigations by the SEC, or other regulatory authorities, or stockholder lawsuits, which could require additional financial and management resources. We may be unable to fully remediate previously identified material weaknesses, or we may identify additional material weaknesses in the future, which could materially adversely affect our business, operating results, and financial condition.

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

In addition, music, internet, technology, and media companies are frequently subject to litigation based on allegations of infringement, misappropriation, or other violations of intellectual property rights. Many companies in these industries have substantially larger patent and intellectual property portfolios than we do, which could make us a target for litigation. We may not be able to assert counterclaims against parties that sue us for patent, or other intellectual property infringement. In addition, various “non- practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert claims in order to extract value from technology companies. Further, from time to time we may introduce new products and services, including in territories where we currently do not have an offering, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. Assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions could substantially harm our business, operating results, and financial condition. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims, and such claims also would divert management time and attention from our business operations. Furthermore, an adverse outcome of a dispute may require us to pay significant damages, which may be even greater if we are found to have willfully infringed upon a party’s intellectual property; cease exploiting copyrighted content that we have previously had the ability to exploit; cease using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content, or materials; indemnify our partners and other third parties; and/or take other actions that may have material effects on our business, operating results, and financial condition.

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

We currently own the www.loop.tv internet domain name and various other related domain names. Internet regulatory bodies generally regulate domain names. If we lose the ability to use a domain name in a particular country, we may be forced either to incur significant additional expenses to market our services within that country or, in extreme cases, to elect not to offer our services in that country. Either result could harm our business, operating results, and financial condition. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top- level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize our brand names in the United States or other countries in which we may conduct business in the future.

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

Risks Related to Owning Our Common Stock

There has historically been a limited public market for our securities.

Until September 2022, our common stock was quoted on the Pink Open Market and there has historically been a limited public market for our common stock. The daily trading volume of our common stock has been limited. We cannot predict the extent to which investor interest in us and our listing on the NYSE American will lead to the development of an active trading market or how liquid that trading market might become. The lack of an active trading market may reduce the value of shares of our common stock and impair the ability of our stockholders to sell their shares at the time or price at which they wish to sell them. An inactive trading market may also impair our ability to raise capital by selling our common stock and may impair our ability to acquire or invest in other companies, products, or technologies by using our common stock as consideration.

Our failure to meet the continued listing requirements of the NYSE American could result in a delisting of our common stock.

On September 22, 2022, our common stock was listed on the NYSE American under the symbol “LPTV.”  We are required to meet certain listing requirements to maintain the listing of our common stock on the NYSE American. If we fail to satisfy the continued listing requirements of the NYSE American, such as minimum financial and other continued listing requirements and standards, including those regarding minimum stockholders’ equity, minimum share price, and certain corporate governance requirements, the NYSE American may take steps to delist our common stock, which could have a materially adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a notice of or ultimate delisting, we would expect to take actions to restore our compliance with the NYSE American’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to remain listed or become listed again.

The trading price of our common stock has been and will likely continue to be volatile.

The trading price of our common stock has been and is likely to continue to be volatile. The market price of our common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

•	the number of shares of our common stock publicly owned and available for trading;
•	quarterly variations in our results of operations or those of our competitors;
•	the accuracy of any financial guidance or projections;
•	our actual or anticipated operating performance and the operating performance of similar companies in the music video, OOH entertainment, or digital media spaces;

•	our announcements or our competitors’ announcements regarding new services, enhancements, significant contracts, acquisitions, or strategic investments;
•	general economic conditions and their impact on advertising spending;
•	the overall performance of the equity markets;
•	threatened or actual litigation;
•	changes in laws or regulations relating to our services; and
•	sales or expected sales of our common stock by us, and our officers, directors, and stockholders.

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

As of December 1, 2022, our two co-founders (Jon Niermann and Liam McCallum) and a member of our board of directors (“Board of Directors” or “Board”) (Bruce Cassidy) beneficially owned or controlled, directly or indirectly, common stock representing 33.8% of the combined voting power of all our outstanding voting securities. As a result of their ownership or control of our voting securities, if our founders and/or significant stockholders act together, they will have significant control over the outcome of substantially all matters submitted to our stockholders for approval, including the election of directors. This may delay or prevent an acquisition or cause the trading price of our common stock to decline. Our founders may have interests different from yours.  Therefore, the concentration of voting power among our founders may have an adverse effect on the price of our common stock.

Sales of substantial amounts of our common stock in the public markets by our co-founders or other stockholders, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain.

Sales of substantial amounts of our common stock in the public market by our founders, affiliates, or non-affiliates, or the perception that such sales could occur, could adversely affect the trading price of our common stock, and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We are unable to predict the effect that such sales may have on the prevailing price of our common stock. A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional common stock or other equity securities.

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

The requirements of being a public company with our common stock listed on the NYSE American may strain our resources and divert management’s attention.

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

Our common stock is listed on the NYSE American, and thus we are subject to various continued listing standards, which will require our ongoing compliance and attention, as well as various corporate governance and other rules, which will impact the way we raise capital, govern ourselves and otherwise run our business. Failing to comply with any NYSE American rules could result in the delisting of our common stock from the NYSE American, which could have a material impact on the price of our common stock.

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. We may sell shares or other securities in any offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. If any of the above should occur, our stockholders will experience additional dilution, and any such issuances may result in downward pressure on the price of our common stock.

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

As of December 1, 2022, we had 5,300,033 shares issuable upon exercise of warrants outstanding at a weighted average exercise price of $5.82 per share. As of December 1, 2022, an aggregate of 8,178,312 shares were issuable upon the exercise of outstanding options under all of our equity incentive plans, at a weighted average exercise price of $3.78 per share. We are able to grant stock options, restricted stock, restricted stock units, stock appreciation rights, bonus stocks, and performance awards under the Loop Media, Inc. Amended and Restated 2020 Equity Incentive Compensation Plan (the “2020 Equity Incentive Plan,” and as amended and restated on September 18, 2022, the “Amended and Restated 2020 Equity Incentive Plan” or the “Plan”). As of September 30, 2022, a total of 8,600,000 shares of common stock were authorized and reserved for issuance, and 1,391,118 shares of common stock remained available for issuance, under the Amended and Restated 2020 Equity Incentive Plan.  As a result of the “evergreen” feature adopted in the Amended and Restated 2020 Equity Incentive Plan, the number of shares available for issuance was increased by 2,819,060 shares on October 1, 2022, and accounting for forfeitures, as of December 1, 2022, a total of 4,235,179 shares remained available for issuance under the Amended and Restated 2020 Equity Incentive Plan. See “Item 12 – Security Ownership of Certain

Beneficial Owners and Management and Related Stockholder Matters — The Loop Media, Inc. Amended and Restated 2020 Equity Incentive Plan.”

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

ITEM 2. PROPERTIES.

Our principal executive offices are located at 700 N. Central Avenue, Suite 430, Glendale, CA, and our telephone number is (213) 436-2100. We currently lease approximately 1,976 square feet of office space at this location. The lease term is 43 months from November 14, 2019, to May 31, 2023.

We also have an office located at 150 Nickerson Street, Suite 305, Seattle, WA 98109. We currently lease approximately 3,776 square feet of office space at this location. The lease term is 60 months, from January 1, 2018, to December 31, 2022. We are currently evaluating whether to extend this lease after December 31, 2022, or lease a new space.

We believe that our leased facilities are adequate to meet our needs at this time. We do not currently own any real property.

ITEM 3. LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry, or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company, threatened against or affecting our Company, or our common stock, in which we believe an adverse decision could have a material adverse effect on our financial conditions or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

In connection with the September 2022 Offering, on September 22, 2022, we commenced the trading of our common stock on the NYSE American under the symbol “LPTV.” Prior to September 22, 2022, our common stock was quoted on the Pink Open Market operated by OTC Markets Group, Inc. On December 1, 2022, the last reported sale price of our common stock as quoted on NYSE American was $3.91.

Holders

As of December 1, 2022, we had 56,381,209 shares of common stock outstanding held by approximately 326 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our equity compensation plans is contained in Item 12 under “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters —Securities Authorized for Issuance Under Equity Compensation Plans” and “Note 13 — Stock Options and Warrants” to our Consolidated Financial Statements.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

STATEMENT ON FORWARD-LOOKING INFORMATION

This Report contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a multichannel digital video platform media company that uses marketing technology, or “MarTech,” to generate revenue and offer our services. Our technology and vast library of videos and licensed content enable us to curate and distribute short-form videos to out-of-home (“OOH”) dining, hospitality, retail, convenience stores and other locations and venues to enable them to inform, entertain and engage their customers. In addition, our technology provides third-party advertisers with a targeted marketing and promotional tool for their products and services and, in certain instances, allows us to measure the number of potential viewers of such advertising and promotional materials. We also allow OOH clients to access our service without advertisements by paying a monthly subscription fee.

We offer hand-curated music video content licensed from major and independent record labels, including Universal Music Group (“Universal”), Sony Music Entertainment (“Sony”), and Warner Music Group (“Warner” and collectively with Universal and Sony, the “Music Labels”), as well as non-music video content, which is predominantly licensed or acquired from third parties, including action sports clips, drone and atmospheric footage, trivia, news headlines, lifestyle channels and kid-friendly videos, as well as movie, television and video game trailers, amongst other content. We distribute our content and advertising inventory to digital screens located in OOH locations primarily through (i) our owned and operated platform (the “O&O Platform”) of Loop Media-designed “small-box” streaming Android media players (“Loop Players”) and legacy ScreenPlay computers and (ii) through screens on digital networks owned and operated by third parties (each a “Partner Platform” and collectively the “Partner Platforms,” and together with the O&O Platform, the “Loop Platform”). As of September 30, 2022, we had 18,240 QAUs operating on our O&O Platform. See “— Key Performance Indicators.” We launched our Partner Platforms business beginning in May 2022 with one partner on approximately 17,000 of the partner’s screens, and are in the process of finalizing an additional approximately 13,500 screens in a second Partner Platform, for a total of approximately 30,500 screens across our Partner Platforms in the near term. We expect to begin earning revenue on these additional screens in our second fiscal quarter ending March 31, 2023.

We moved to an advertising-based model and ramped up distribution of Loop Players for our O&O Platform starting in early 2021. We recently disabled our consumer mobile app, as we de-emphasize our direct-to-consumers (“D2C”) business to focus resources on our OOH business and services.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Developments

Impact of COVID-19

The spread of COVID-19 in the United States negatively impacted our OOH clients, causing disruptions in their staffing, order fulfillment, and demand for products and services. The COVID-19 pandemic adversely affected our revenue significantly in calendar 2020 and 2021, as many OOH venues closed or limited their public capacity, which may have impacted their willingness to focus on in-venue entertainment, such as our services. While we do not believe our business was adversely affected by the Covid-19 virus in fiscal year 2022, the extent to which COVID-19 impacts our operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of any potential outbreak, and the actions that may be implemented to try and contain COVID-19 or treat its impact.

September 2022 Underwritten Public Offering and Uplist to NYSE American

On September 26, 2022, we completed an underwritten public offering of an aggregate of 2,632,700 shares of our common stock (which includes 232,700 shares sold to the underwriter pursuant to the partial exercise of the underwriter’s over-allotment option) at a public offering price of $5.00 per share (the “September 2022 Offering”). The September 2022 Offering was made pursuant to the Registration Statement on Form S-1 (Registration No. 333-262416), initially filed with the SEC on January 28, 2022, as subsequently amended, and declared effective on September 20, 2022. The September 2022 Offering was made only by means of a prospectus forming a part of the effective registration statement. The net proceeds from the September 2022 Offering were approximately $12.1 million, after deducting underwriting discounts, commissions and other estimated offering expenses. In connection with the September 2022 Offering, our common stock was approved for listing (the “Uplist”) on the NYSE American (“NYSE American”) under the symbol “LPTV” and began trading on the NYSE American on September 22, 2022.

Key Performance Indicator

We review our quarterly active units (“QAUs”) and average revenue per unit player (“ARPU”), among other key performance indicators, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Quarterly Active Units

We define an “active unit” as (i) an ad-supported Loop Player (or DOOH location using our ad-supported service through our “Loop for Business” application or using a DOOH venue-owned computer screening our content) that is online, playing content, and has checked into the Loop analytics system at least once in the 90-day period or (ii) a DOOH location customer using our paid subscription service at any time during the 90-day period. We use “QAU” to refer to the number of such active units during such period.

Beginning October 1, 2021, we began to pre-activate almost all of our Loop Players prior to delivery to clients, in response to feedback from clients and in order to streamline the installation process further and simplify the use of the Loop Players in DOOH locations. Pre-activated Loop Players are ordered by third-party DOOH locations and represent potential revenue for us when the Loop Players are installed in the DOOH locations. As a result of these operational changes, for any period following September 30, 2021, we have included in our definition of “active unit” any Loop Player that has been pre-activated and shipped by us to a DOOH location customer for a period of 90 days post shipment, regardless of whether such customer utilizes the Loop Player in their DOOH location. After the 90-day period, these Loop Players will drop out of the QAU definition, unless they are otherwise online, playing content, and checked into the Loop analytics system at least once in any subsequent 90-day period. Prior to October 1, 2021, if a Loop Player was not activated by the DOOH location operator it would not be counted as an active unit. Accordingly, our QAUs for periods subsequent to September 30, 2021, will not be strictly comparable to our September 30, 2021, or prior period, QAUs. Increases or decreases in our QAU may not correspond with increases or decreases in our revenue, and QAU may be calculated in a manner different than any similar key performance indicator used by other companies.

For the quarter ended September 30, 2022, QAU was 18,240, compared to 12,584 for the quarter ended June 30, 2022, a 45% increase. The growth in QAUs is almost entirely the result of growth in our ad-supported Loop Players. QAU was 10,530 for the quarter ended March 31, 2022, 8,156 for the quarter ended December 31, 2021, and 5,791 for the quarter ended September 30, 2021.

Average Revenue Per Unit

We define a “unit player” as (i) an ad-supported Loop Player (or a DOOH location using our ad- supported service through our “Loop for Business” application or using a DOOH location-owned computer screening our content) or (ii) a

DOOH location customer using our paid subscription service at any time during the 90-day period. A unit player that is supported by our advertising-based revenue model is an ad-supported unit player and a unit player that is supported by a subscription-based revenue model is a subscription unit player. We calculate advertising ARPU (“AD ARPU”) by dividing quarterly revenues from our DOOH ad- supported service for the period by QAUs for our ad-supported unit players. We calculate subscription ARPU (“SUB ARPU”) by dividing quarterly revenues from our DOOH subscription-supported service for the period by QAUs for our subscription-supported unit players.

Our AD ARPU fluctuates based on a number of factors, including the length of time in a quarter that a unit player is activated and operating, the CPMs we are able to achieve for our advertising impressions, and the advertising fill rates that we are able to achieve. Our SUB ARPU fluctuates based on a number of factors, including the timing of the start of a customer subscription for a subscription-supported unit player, the number of ad-supported unit players we have, and the price clients pay for those subscriptions. An increase in the number of unit players over the course of a quarterly period may have the effect of decreasing quarterly ARPU, particularly if such players are added towards the end of the quarterly period. Increases or decreases in ARPU may not correspond with increases or decreases in our revenue, and ARPU may be calculated in a manner different than any similar key performance indicator used by other companies.

For the quarter ended September 30, 2022, AD ARPU was $356, compared to $526 for the quarter ended June 30, 2022, a 32% decrease primarily resulting from lower CPMs and decreased fill rates. AD ARPU was $435 for the quarter ended March 31, 2022, and $236 for the quarter ended December 31, 2021.

For the quarter ended September 30, 2022, SUB ARPU was $387, compared to $235 for the quarter ended June 30, 2022, a 65% increase as subscription revenue returned to its normal trend following a weak third quarter.  SUB ARPU was $429 for the quarter ended March 31, 2022, and $410 for the quarter ended December 31, 2021.

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

The first quarter of the calendar year (our second fiscal quarter) is traditionally the least profitable quarter in terms of revenue generation for ad publishers (such as us), as advertisers are holding and planning their budgets for the year and consumers tend to spend less after the winter holiday season. This results in fewer ad demands and lower CPMs. The second quarter of the calendar year, from April to June (our third fiscal quarter), typically experiences increased ad demand and higher CPMs over the first quarter, as advertisers start to spend their budgets in greater amounts. The third quarter of the calendar year, from July to September (our fourth fiscal quarter), typically sees a slight increase in CPMs and ad demands compared to the second quarter, even though consumers spend more time outdoors and less time online in the summer months. The fourth quarter of the calendar year, from October to December (our first fiscal quarter), is typically the most profitable quarter for publishers, as companies want their brands and products to be seen in the run up to the holiday season. This generally results in publishers receiving the highest CPMs and the greatest ad demand for their ad impressions during the fourth quarter. As a result of these market trends for digital advertising we generally expect to receive higher CPMs and greater ad fill rates during the fourth quarter of a calendar year (our first fiscal quarter) and lower CPMs and reduced ad fill rates during the first quarter of a calendar year (our second fiscal quarter). We seek to offset the reduction in CPMs and ad fill rates with increased Loop Player distribution and ad impressions across our ad-supported services.

See “Business — Seasonality” for a more detailed discussion regarding the seasonality of our business and results of operations.

Components of Results of Operations

Revenue

The majority of our revenue is generated from ad sales, which is recognized at the time the digital advertising impressions are filled and the advertisements are played.  Revenue generated from content subscription services in customized formats is recognized over the term of the service. The revenue generated from hardware for ongoing subscription content delivery is recognized at the point of the hardware delivery. Revenue generated from content and streaming services, including content encoding and hosting, are recognized over the term of the service based on bandwidth usage.

Cost of Revenue

Cost of revenue consists of expenses related to licensing, content delivery and technology support. Significant expenses include royalties and license fees paid to content providers as well as network infrastructure and server hosting.

Total Operating Expenses

Operating expenses are attributable to the general overhead related to all the products and services that we provide to our clients and, as a result, they are presented in an aggregate total. Our operating expenses include sales, general and administrative expenses and goodwill impairment.

Sales, General and Administrative Expenses

Sales and marketing expenses consist primarily of employee compensation and related costs associated with our sales and marketing staff, including salaries, benefits, bonuses and commissions as well as costs relating to our marketing and business development. We intend to continue to invest resources in our sales and marketing initiatives to drive growth and extend our market position.

General and administrative expenses consist of employee compensation and related costs for executive, finance, legal, human resources, recruiting, and employee-related information technology and administrative personnel, including salaries, benefits, and bonuses, as well as depreciation, facilities, recruiting and other corporate services.

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

We recognize accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. We have also made a policy election to treat the income tax with respect to global intangible low-tax income as a period expense when incurred.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. The adoption of this standard in the first quarter of 2022 had no impact on our consolidated financial statements.

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results:

	Year ended September 30,
	2022	2021	$ variance	% variance
Revenue	$30,832,796	$5,069,149	$25,763,647	508%
Cost of revenue	19,450,398	4,165,066	15,285,332	367%
Gross profit margin	11,382,398	904,083	10,478,315	1,159%
Total operating expenses	36,149,371	31,539,739	4,609,632	15%
Loss from operations	(24,766,973)	(30,635,656)	5,868,683	(19)%

Other income (expense):
Interest income	200	10,123	(9,923)	(98)%
Interest expense	(3,620,212)	(1,690,552)	(1,929,660)	114%
Gain (Loss) on extinguishment of debt, net	(1,607,782)	564,481	(2,172,263)	(385)
Gain (Loss) on settlement of obligation, net	—	(1,100)	1,100	(100)%
Change in fair value of derivatives	514,643	159,017	355,626	224%
Other income	—	4,279	(4,279)	(100)%
Total other income (expense)	(4,713,151)	(953,752)	(3,759,399)	394%

Provision for income taxes	676	614,912	(614,236)	(100)%
Net loss	$(29,479,448)	$(30,974,496)	$1,495,048	(5)%

Revenue

Our revenue for the year ended September 30, 2022, was $30,832,796, an increase of $25,763,647, or 508%, from $5,069,149 for the year ended September 30, 2021. This increase was primarily due to (i) increase in ad revenue as a result of a significant increase in the distribution and activation of our Loop Players, and expansion of our customer base; (ii) increased access to programmatic ad demand partners due to increase in scale of our business; and (iii) the introduction of our Partner Platforms business in May 2022.

Cost of Revenue

Our cost of revenue for the year ended September 30, 2022, was $19,450,398, an increase of $15,285,332, or 367%, from $4,165,066 for the year ended September 30, 2021. This increase in cost of revenue was primarily due to an increase in royalties and license fees due to the Music Labels and content providers. In addition, our network infrastructure and server hosting costs rose by $1,841,897, or 132%, in the year ended September 30, 2022, primarily due to the expansion of our business.

Gross Profit Margin

Our gross profit margin for the year ended September 30, 2022, was $11,382,398, an increase of $10,478,315, or 1,159%, from $904,083 for the year ended September 30, 2021.  This increase in gross profit margin was primarily due to increased sales.

Our gross profit margin as a percentage of total revenue for the year ended September 30, 2022, is approximately 37%. The relative contributions to total revenue of our O&O Platform and Partner Platforms businesses will impact our gross profit margin as a percentage of total revenue in future periods, as each of those businesses have different cost of revenue components with a lower gross profit margin in our Partner Platforms business.

Total Operating Expenses

Our operating expenses for the year ended September 30, 2022, were $36,149,371, an increase of $4,609,632, or 15%, from $31,539,739 for the year ended September 30, 2021. This increase in operating expenses was primarily due to an increase in sales, general and administrative expenses, as follows:

Sales, General and Administrative Expenses

Our Sales, General and Administrative Expenses for the year ended September 30, 2022, were $34,179,050, an increase of $13,845,834, or 68%, from $20,333,216 in the year ended September 30, 2021.  This increase in sales, general and administrative expenses was primarily due to the following factors:

●	Our stock compensation (non-cash) for the year ended September 30, 2022, was $9,355,342, an increase of $1,063,077or 12.8% from $8,292,265 in the year ended September 30, 2021, primarily due to the granting of stock option awards to several new hires and warrants issued for consulting services.
●	Our payroll costs for the year ended September 30, 2022, were $10,667,763, an increase of $5,547,337 or 108% from $5,120,426 in the year ended September 30, 2021, primarily due to increased headcount, payment of performance bonuses and increased commissions commensurate with an increase in sales.
●	Our marketing costs for the year ended September 30, 2022, were $6,833,640, an increase of $5,850,610 or 595% from $983,030 in the year ended September 30, 2021, primarily due to the pivot to an advertising-based revenue model, which resulted in increased marketing costs, as well as the introduction of a rewards program and an affiliate partnership aimed at distribution and activation of Loop Players.
●	Our professional fees for the year ended September 30, 2022, were $1,887,089, an increase of $132,974 or 7.6% from $1,754,115 in the year ended September 30, 2021, primarily due to an increase in commercial and corporate activity requiring increased external professional advice.

Impairment of Goodwill and Intangibles

Our impairment charge for the year ended September 30, 2022, was $1,970,321, a decrease of $9,236,202 or 88% from $11,206,523 in the year ended September 30, 2021.  For the year ended September 30, 2022, our impairment charge of $1,970,321 was primarily due to goodwill impairment of $1,387,235 related to our EON Media acquisition and $583,086 related to our acquisition of SPKR. Additionally, for the year ended September 30, 2022, we recorded a charge of $48,487 to write-off the brand name for EON Media. As of September 30, 2022, we had no remaining goodwill and $590,333 of net intangible assets. For the year ended September 30, 2021, our impairment charges were primarily related to a $1,405,142 write-off of intangible assets related to our acquisition of SPKR and an intangible asset impairment of $2,251,513 and a goodwill impairment of $4,442,487 related to our EON Media acquisition.

Total Other Income (Expense)

Our other expenses for the year ended September 30, 2022, were $4,713,151, an increase of $3,759,399 or 394% from $953,752 in the year ended September 30, 2021. This increase in other expenses was primarily due to an increase in interest expense and a net loss on extinguishment of debt.

Non-GAAP EBITDA

We believe that the presentation of EBITDA, a financial measure that is not part of U.S. Generally Accepted Accounting Principles, or U.S. GAAP, provides investors with additional information about our financial results. EBITDA is an important supplemental measure used by our Board of Directors and management to evaluate our operating performance from period-to-period on a consistent basis and as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. We define EBITDA as earnings before interest expense (income), income tax (expense)/benefit, depreciation and amortization.

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

The following table provides a reconciliation of net loss to EBITDA for each of the periods indicated:

	Year ended September 30,
	2022	2021
GAAP net loss	$(29,479,448)	$(30,974,496)
Adjustments to reconcile to EBITDA:
Interest expense	3,620,212	1,690,552
Interest income	(200)	(10,123)
Depreciation and amortization expense*	1,592,458	2,557,959
Income Tax expense/(benefit)	(676)	(614,912)

EBITDA	$(24,267,654)	$(27,351,020)

*Includes amortization of content license assets.

Non-GAAP Adjusted EBITDA

We believe that the presentation of Adjusted EBITDA, a financial measure that is not part of U.S. Generally Accepted Accounting Principles, or U.S. GAAP, provides investors with additional information about our financial results. Adjusted EBITDA is an important supplemental measure used by our Board of Directors and management to evaluate our operating performance from period-to-period on a consistent basis and as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations.

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

Adjusted EBITDA is not measured in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular:

●	Adjusted EBITDA does not reflect the amounts we paid in interest expense on our outstanding debt;
●	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;
●	Adjusted EBITDA does not include depreciation expense from fixed assets;
●	Adjusted EBITDA does not include amortization expense;
●	Adjusted EBITDA does not include the impact of stock-based compensation;
●	Adjusted EBITDA does not include the impact of non-recurring uplist expenses;
●	Adjusted EBITDA does not include the impact of the impairment of intangible assets;
●	Adjusted EBITDA does not include the impact of the gain on extinguishment of debt;
●	Adjusted EBITDA does not include the impact of the loss on settlement of obligation; and
●	Adjusted EBITDA does not include the impact of the change in fair value of derivative.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Year ended September 30,
	2022	2021
GAAP net loss	$(29,479,448)	$(30,974,496)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense	3,620,212	1,690,552
Interest income	(200)	(10,123)
Depreciation and amortization expense *	1,592,458	2,557,959
Income tax expense (benefit)	(676)	(614,912)
Stock-based compensation**	9,355,342	8,374,265
Non-recurring uplist expense	1,575,000	—
Impairment of goodwill and intangible assets	1,970,321	11,206,523
Gain (loss) on extinguishment of debt, net	1,607,782	—
Change in fair value of derivative	(514,643)	—
Adjusted EBITDA	$(10,273,852)	$(7,770,232)

* Includes amortization content license assets.

** Includes options, restricted stock units (“RSUs”) and warrants.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $14,071,914.  The following table provides a summary of our net cash flows from operating, investing, and financing activities.

As of September 30, 2022, we had cash of $14,071,914. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Year ended September 30,
	2022	2021
Net cash used in operating activities	$(10,744,298)	$(9,529,060)
Net cash used in investing activities	(2,015,097)	(1,522,186)
Net cash provided by (used in) financing activities	22,668,761	13,241,871
Change in cash	9,909,366	2,190,625

Cash, beginning of period	4,162,548	1,971,923
Cash, end of period	$14,071,914	$4,162,548

Cash Flows for the Years Ended September 30, 2022, and 2021

Net Cash Flow from Operating Activities

Our net cash used for operating activities during the year ended September 30, 2022, was $10,744,298, an increase of $1,215,238, or 89%, from $9,529,060 for the year ended September 30, 2021. This increase in net cash used in the year ended September 30, 2022, was primarily due to an impairment charge on intangible assets of $1,970,321 related to our acquisition of EON Media, stock-based compensation expense of $8,988,681, amortization of debt discount of $2,691,617 and amortization of license content assets of $1,236,933, as compared to impairment charges on intangible assets of $11,206,523 related to our acquisitions of EON Media and SPKR, stock-based compensation expense of $8,292,265, amortization of debt discount of $1,070,366 and amortization of license content assets of $1,099,657 in the year ended September 30, 2021, partially offset by a change in non-cash working capital items from $(1,507,246) during the year ended September 30, 2021, to $1,253,652 during the year ended September 30, 2022.

Net Cash Flow from Investing Activities

Our net cash used in investing activities during the year ended September 30, 2022, was $2,015,097, an increase of $492,911, or 76%, from $1,522,186 for the year ended September 30, 2021. The increase in net cash used in investing activities was primarily due to the purchase of property and equipment of $1,823,893 offset by capitalized internally-developed content of $191,204.

Net Cash Flow from Financing Activities

Our net cash provided by financing activities during the year ended September 30, 2022, was $22,668,761, an increase of $9,426,890 or 58% from $13,241,871 for the year ended September 30, 2021. The increase in net cash provided by financing activities in the year ended September 30, 2022, was primarily from net proceeds of $12,060,933 raised in the September 2022 Offering; net proceeds of $10,766,546 from our non-revolving lines of credit (the Excel Non-Revolving Loan and the RAT Non-Revolving Loan); proceeds of $2,079,993 from the issuance of convertible debt and proceeds of $1,250,000 from the issuance of common stock from a prior year, as offset by the repayment of $2,715,583 of convertible debt and $685,481in expenses related to the September 2022 Offering.  Net cash provided by financing activities in the year ended September 30, 2021, was primarily from an aggregate of $9,455,233 raised through the sale of common stock and warrants to support and build our operations; convertible debt in the principal amount of $2,950,000; and proceeds of $486,638 from the Paycheck Protection Program (“PPP”) loan program. No PPP proceeds were received in the year ended September 30, 2022.As a result of the above activities, we recorded a net increase in cash of $9,909,366 for the year ended September 30, 2022, and had a cash balance of $14,071,914 as of September 30, 2022.

Future Capital Requirements

We have generated limited revenue, and as of September 30, 2022, our cash totaled $14,071,914, and we had an accumulated deficit of $96,321,864. We believe that our existing cash will enable us to fund our operations for at least twelve months from the date of this Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. We anticipate that we will continue to incur net losses for the foreseeable future; however, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

Historically, our principal sources of cash have included proceeds from the issuance of common stock, preferred stock and warrants and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, payments for license rights and payments relating to purchases of property and equipment. We expect that the principal uses of cash in the future will be for continuing operations, and general working capital requirements. We expect that as our operations continue to grow, we will need to raise additional capital to sustain operations and growth.

Non-Revolving Lines of Credit

On February 23, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “Prior Excel Loan Agreement”) with Excel Family Partnership, LLLP (“Excel”), an entity managed by Bruce Cassidy, a member of our Board of Directors, for aggregate principal amount of $1,500,000, which was amended on April 13, 2022, to increase the aggregate principal amount to $2,000,000 (the “$2m Loan”). Effective as of April 25, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “Excel Non-Revolving Loan Agreement”) with Excel for an aggregate principal amount of $4,022,986 (the “Excel Non-Revolving Loan”). The Excel Non-Revolving Loan matures eighteen (18) months from the date of the Excel Non-Revolving Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year. On April 25, 2022, we used $2,000,000 of the proceeds of the Excel Non-Revolving Loan to prepay all of the remaining outstanding principal and interest of the $2m Loan and the Prior Excel Loan Agreement was terminated in connection with such prepayment. Under the Excel Non-Revolving Loan Agreement, we granted to the lender a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof (which was subsequently subordinated in connection with our Revolving Loan Agreement (as defined below). In connection with the Excel Non-Revolving Loan, on April 25, 2022, we issued a warrant for an aggregate of up to 383,141 shares of our common stock.

The warrant has an exercise price of $5.25 per share, expires on April 25, 2025, and shall be exercisable at any time prior to the expiration date. Effective as of December 14, 2022, we entered into a Non-Revolving Line of Credit Agreement Amendment and a Non-Revolving line of Credit Promissory Note Amendment with Excel to extend the maturity date from eighteen (18) months to twenty-four (24) months from the date of the Excel Non-Revolving Loan.

The Excel Non-Revolving Loan had a balance, including accrued interest, amounting to $4,064,557 and $4,226,181 as of December 1, 2022, and September 30, 2022, respectively. We incurred interest expense for the Excel Non-Revolving Loan in the amount of $820,051 as of September 30, 2022.

Effective as of May 13, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “RAT Non-Revolving Loan Agreement”) with several institutions and individuals and RAT Investment Holdings, LP, as administrator of the loan (the “Loan Administrator”) for an aggregate principal amount of $2,200,000 (the “RAT Non-Revolving Loan”). The RAT Non-Revolving Loan matures eighteen (18) months from the effective date of the RAT Non-Revolving Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year. Under the RAT Non-Revolving Loan Agreement, we granted to the lenders under the RAT Non-Revolving Loan Agreement a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the Excel Non-Revolving Loan Agreement (which was subsequently subordinated in connection with our Revolving Loan Agreement). In connection with the RAT Non-Revolving Loan Agreement, on May 13, 2022, we issued a warrant (each a “Warrant” and collectively, the “Warrants”) to each lender under the RAT Non-Revolving Loan Agreement for an aggregate of up to 209,522 shares of our common stock (the “Warrant Shares”). Each Warrant has an exercise price of $5.25 per share, expires on May 13, 2025, and shall be exercisable at any time prior to the expiration date.

The RAT Non-Revolving Loan had a balance, including accrued interest, amounting to $2,213,933 and $2,301,260 as of December 1, 2022, and September 30, 2022, respectively. We incurred interest expense for the RAT Non-Revolving Loan in the amount of $346,847 as of September 30, 2022.

Revolving Loan Agreement

Effective as of July 29, 2022, we entered into a Loan and Security Agreement (the “Revolving Loan Agreement”) with Industrial Funding Group, Inc. (the “Initial Lender”) for a revolving loan credit facility for the initial principal sum of up to $4,000,000, and through the exercise of an accordion feature, a total sum of up to $10,000,000, evidenced by a Revolving Loan Secured Promissory Note, also effective as of July 29, 2022 (the “Revolving Loan”). Shortly after the effective date of the Revolving Loan, the Initial Lender assigned the Revolving Loan Agreement, and the loan documents related thereto, to GemCap Solutions, LLC (the “Senior Lender”).  Availability for borrowing under the Revolving Loan Agreement is dependent upon our assets in certain eligible accounts and measures of revenue, subject to reduction for reserves that the Senior Lender may require in its discretion, and the accordion feature is a provision whereby we may request that the Senior Lender increase availability under the Revolving Loan Agreement, subject to its sole discretion. Effective as of October 27, 2022, we entered into Amendment Number 1 to the Revolving Loan Agreement with the Senior Lender to increase the principal sum available from $4,000,000 to $6,000,000.    As of December 1, 2022, we had borrowed approximately $6,000,000 under the Revolving Loan. The Revolving Loan matures on July 29, 2024, and began accruing interest on the unpaid principal balance of advances, payable monthly in arrears, on September 7, 2022, at an annual rate equal to the greater of (I) the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) zero percent (0.00%), and (II) four percent (4.00%). Under the Revolving Loan Agreement, we have granted to the Senior Lender a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the loan, our existing secured lenders (the “Subordinated Lenders”) delivered subordination agreements (the “Subordination Agreements”) to the Senior Lender. We are permitted to make regularly scheduled payments, including payments upon maturity, to such subordinated lenders and potentially other payments subject to a measure of cash flow and receiving certain financing activity proceeds, in accordance with the terms of the Subordination Agreements. In connection with the delivery of the Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our common stock. Each warrant has an exercise price of $5.25 per share, expires on July 29, 2025 (the “Expiration Date”), and shall be exercisable at any time prior to the Expiration Date. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, a member of our Board of Directors, as directed by its affiliate, Excel Family Partners, LLLP, one of the Subordinated Lenders. The Subordinated Lenders receiving warrants for the remaining 104,759 warrant shares also will receive a cash payment of $22,000 six months from the date of the Subordination Agreements, representing one percent (1.00%) of the outstanding principal amount of the loan held by such Subordinated Lenders.

The Revolving Loan had a balance, including accrued interest, amounting to $6,018,265 and $4,587,255 as of December 1, 2022, and September 30, 2022, respectively. We incurred interest expense for the Revolving Loan in the amount of $225,345 as of September 30, 2022.

The 2023 Notes

We have previously borrowed funds for business operations from two of our stockholders, Dreamcatcher, LLC and Running Wind, LLC, each of which is a beneficial holder of more than 5% of our common stock, through convertible debt agreements (the “Convertible Promissory Notes”). Each Convertible Promissory Note was originally issued on December 5, 2018, on identical terms in the principal amount of $1,500,000, and each was amended and restated October 31, 2019, and October 23, 2020. The Convertible Promissory Notes carried interest at 10% per annum beginning on November 1, 2020, with monthly payments of unpaid interest accrued at 12.5% per annum to be paid in arrears through March 31, 2021, and were to mature on December 1, 2023. Beginning April 1, 2021, we began paying equal monthly installments of principal and interest on the Convertible Promissory Notes at 10% per annum. The Convertible Promissory Notes were convertible at any time prior to the maturity in whole or in part into shares of our common stock at a price of $1.80 per share.

On May 9, 2022, we completed a refinancing of the Convertible Promissory Notes, then having the aggregate principal amount of $2,068,399 by prepaying the principal and interest owed on such Convertible Promissory Notes in full under the terms of the notes and issuing new substantially identical unsecured convertible debentures in the aggregate principal amount of $2,079,993 (the “2023 Notes”) to LM Note Acquisition LLC. Jeremy Boczulak, a beneficial holder of more than 5% of our common stock, had a 75.72 percentage ownership interest in LM Note Acquisition LLC. Mr.  Boczulak subsequently transferred his full interest in LM Note Acquisition LLC to his spouse (the “LM Note Interest Transferee”). The 2023 Notes, like the Convertible Promissory Notes, had a maturity date of December 1, 2023, required monthly installments of principal and interest at 10% per annum and were convertible at any time prior to the maturity in whole or in part into shares of our common stock at a price of $1.80 per share. We had previously sought, but did not receive, certain concessions from the holders of the Convertible Promissory Notes related to ongoing monthly principal and interest payments and the conversion of the Convertible Promissory Notes into shares of our common stock in connection with any significant public equity capital raise by us. In connection with the issuance of the 2023 Notes, the holder thereof (the “2023 Noteholder”) agreed to a cessation of principal and interest payments on the 2023 Notes until December 1, 2022, at which time accrued interest would be paid in a lump sum in cash and monthly principal and interest payments would resume. The 2023 Noteholder further agreed to convert the 2023 Notes into shares of our common stock upon any significant public equity capital raise by us. Accordingly, the 2023 Notes were converted simultaneously with the closing of the September 2022 Offering into an aggregate of 1,199,875 shares of common stock, based on the outstanding principal and interest of $2,159,774 as of September 26, 2022, and the conversion price of $1.80 per share. Of this, an aggregate of 908,545 shares of common stock were issued to the LM Note Interest Transferee, based on a 75.72 percentage ownership interest in LM Note Acquisition LLC, and the outstanding principal and interest of $1,635,381 as of September 26, 2022.  The 2023 Notes had aggregate remaining balances, including accrued interest, amounting to approximately $0 and $2,715,582 as of September 30, 2022, and 2021, respectively. We incurred interest expense for the Convertible Promissory Notes in the amounts of approximately $1,114,767 and $425,567 for the years ended September 30, 2022, and 2021, respectively.

In connection with an amendment to the Convertible Promissory Notes, in November 2019, we also issued warrants to purchase 591,784 shares of our common stock to Dreamcatcher, LLC and warrants to purchase 591,785 shares of our common stock to Running Wind, LLC, for an aggregate of 1,183,569 shares of our common stock, exercisable at $2.55 per share for a period of 10 years. These warrants were automatically converted at the closing of the September 2022 Offering through cashless exercise into an aggregate of 578,847 shares of our common stock.

The 2022 Notes

From December 1, 2020, to June 1, 2021, we sold in a private placement, (i) $2,950,000 in aggregate principal amount of Senior Secured Promissory Notes due December 1, 2022, (the “2022 Notes”) and (ii) warrants to purchase 107,951 shares of our common stock at an exercise price of $8.25 per share. The investors in this private placement included entities controlled by Mr. Cassidy, who is a member of our Board of Directors. In connection with the offering, the entities controlled by Mr. Cassidy purchased an aggregate of $2,350,000 principal amount of the 2022 Notes and warrants to purchase an aggregate of 71,210 shares of our common stock at $8.25 per share. The warrants have a term of 10 years. The 2022 Notes had a maturity date of December 1, 2022. The 2022 Notes accrued interest in two different ways: (A) at the rate of 4% per annum, payable in cash, from the date of issuance of each note as follows: (1) interest from the issue date to November 30, 2021, payable in advance on the date the note was executed; (2) six months of cash interest payable in arrears on June 1, 2022; and (3) six months of cash interest payable in arrears on the maturity date; and (B) at the rate of 6% per annum, payable in shares of our common stock in arrears on June 1, 2021, December 1, 2021, June 1, 2022, and the maturity date.

The 2022 Notes converted simultaneously with the closing of the September 2022 Offering into an aggregate of 788,391 shares, based on the outstanding principal and interest of $3,153,579 as of September 26, 2022, at a conversion price of $4.00 per share (which was 80% of $5.00, the public offering price per share for the September 2022 Offering). Of this, an aggregate of 634,250 shares of common stock were issued to entities controlled by Mr. Cassidy, based on the outstanding principal and interest of $2,537,008 as of September 26, 2022, at a conversion price of $4.00 per share.

The 2022 Notes had aggregate remaining balances, including accrued interest, amounting to approximately $0 and $3,060,829 as of September 30, 2022, and 2021, respectively. We incurred interest expense for the 2022 Notes in the amounts of approximately $1,103,979 and $546,082 for the years ended September 30, 2022, and 2021, respectively.

The 2020 and 2021 Share Offering

In 2020 and 2021, we offered and sold in a private placement to accredited investors, $6,705,000 of shares of common stock at a price of $3.75 per share. The investors in this offering included an entity controlled by Mr. Cassidy, who is a member of our Board of Directors, which invested $1,200,000 for a total of 320,000 shares of common stock.

The 2021 Share and Warrant Offering

On September 30, 2021, we entered into securities purchase agreements with accredited investors pursuant to which we sold, in a private offering (i) an aggregate of 1,924,486 shares of our common stock and (ii) warrants to purchase up to an aggregate of 2,191,150 shares of common stock. Each investor was entitled to purchase one share of common stock and one warrant to purchase one share of common stock for an aggregate purchase price of $3.75. The warrants were immediately exercisable, have a three-year term and an exercise price of $8.25 per share. The investors in the offering included an entity controlled by Mr. Cassidy, who is a member of our Board of Directors. The entity controlled by Mr. Cassidy purchased 106,666 shares of common stock and warrants to purchase 106,666 shares of common stock in the offering, for gross proceeds of $400,000. Other investors in this offering were entities controlled by Jeremy Boczulak, who, as a result of these investments, became a beneficial holder of more than 5% of our common stock. Pursuant to the terms of this offering, an investor who purchased more than 50% of the total offering amount was entitled to receive warrants to purchase an additional 266,666 shares of common stock. That investor was an entity controlled by Mr. Boczulak. In total, the entities controlled by Mr. Boczulak purchased 1,817,820 shares of common stock and warrants to purchase 2,084,484 shares of common stock in the offering, for gross proceeds of $6,816,826.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	our ability to attract and retain management with experience in digital media including digital video music streaming, and similar emerging technologies;

●	our ability to negotiate, finalize and maintain economically feasible agreements with the major and independent music labels, publishers and performance rights organizations;
●	our expectations regarding market acceptance of our products in general, and our ability to penetrate digital video music streaming in particular;
●	the scope, validity and enforceability of our and third-party intellectual property rights;
●	the intensity of competition;
●	the effects of the ongoing pandemic caused by the spread of COVID-19 and our business clients ability to service their clients’ in out of home venues that have limited their public capacity;
●	changes in the political and regulatory environment and in business and fiscal conditions in the United States and overseas;
●	our ability to attract prospective users and to retain existing users;
●	our dependence upon third-party licenses for sound recordings and musical compositions;
●	our lack of control over the providers of our content and their effect on our access to music and other content;
●	our ability to comply with the many complex license agreements to which we are a party;
●	our ability to accurately estimate the amounts payable under our license agreements;
●	the limitations on our operating flexibility due to the minimum guarantees required under certain of our license agreements;
●	our ability to obtain accurate and comprehensive information about music compositions in order to obtain necessary licenses or perform obligations under our existing license agreements;
●	potential breaches of our security systems;
●	assertions by third parties of infringement or other violations by us of their intellectual property rights;
●	our ability to generate sufficient revenue to be profitable or to generate positive cash flow on a sustained basis;
●	our ability to accurately estimate our user metrics;
●	risks associated with manipulation of stream counts and user accounts and unauthorized access to our services;
●	our ability to maintain, protect and enhance our brand;
●	risks relating to the acquisition, investment and disposition of companies or technologies;
●	dilution resulting from additional share issuances;
●	tax-related risks;

●	the concentration of voting power among our founders who have and will continue to have substantial control over our business; and
●	risks associated with accounting estimates, currency fluctuations and foreign exchange controls.

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

As of September 30, 2022, our cash totaled approximately $14.1 million. During the year ended September 30, 2022, we incurred a net loss of approximately $29.5 million and used approximately $10.7 million of cash in operations. We have incurred significant operating losses in the past and, as of September 30, 2022, we had an accumulated deficit of approximately $96.3 million.  We do not expect to experience positive cash flows from operations in the near future as we continue to invest in the distribution of our Loop Players and the expansion of our Partner Platform business.  We also expect to incur significant additional legal and financial expenditures in meeting the regulatory requirements of an NYSE-American listed public company.

There is uncertainty regarding our ability to grow our business without additional financing. Our long-term future growth and success are dependent upon our ability to continue selling our services, generate cash from operating activities and obtain additional financing. We may be unable to continue selling our products and services, generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our ability to grow our business to a greater extent than we can with our existing financial resources.

Based on our current operating plan and taking into account the funds we raised in the September 2022 Offering, we believe that our existing cash will enable us to fund our operations for at least the twelve months from the date of this Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect.

Critical Accounting Policies and Use of Estimates

Use of Estimates and Assumptions

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in the revenue recognition of performance obligations, fair value of stock-based compensation awards and income taxes.

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for us on January 1, 2018. Our revenue recognition disclosure reflects our updated accounting policies that are affected by this new standard. We applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from delivery of streaming services, delivery of subscription content services in customized formats, and delivery of hardware and ongoing content delivery through software and we have no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on our consolidated financial statements for the cumulative impact of applying this new standard. Therefore, there was no cumulative effect adjustment required.

We recognize revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration we expect to receive in exchange for those products. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of our products and services to clients in return for expected consideration and includes the following elements:

●	executed contracts with our clients that we believe are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when we satisfy each performance obligation.

Performance Obligations and Significant Judgments

Our revenue can be categorized into two revenue streams with the following performance obligations and recognition patterns:

Advertising Revenue

Advertising revenue accounts for 85% of our revenue and includes revenue from direct and programmatic advertising as well as sponsorships. For all advertising revenue sources, we evaluate whether we should be considered the principal (i.e., report revenues on a gross basis) or an agent (i.e., report revenues on a net basis). We are considered the principal in our arrangements with content providers in our O&O Platform business and with our arrangements with our third-party partners in our Partner Platforms business and thus report revenues on a gross basis, wherein the amounts billed to our advertising demand partners, advertising agencies, and direct advertisers and sponsors are recorded as revenues, and amounts paid to content providers and third-party partners are recorded as expenses. We are considered the principal because we control the advertising space, are primarily responsible to our advertising demand partners and other parties filling our advertising inventory, have discretion in pricing and advertising fill rates and typically have an inventory risk.

For advertising inventory provided to advertisers through the use of an advertising demand partner or agency whose fees or commission is calculated based on a stated percentage of gross advertising spending, our revenues are reported net of agency fees and commissions.

For advertising revenue, we recognize revenue at the time the digital advertising impressions are filled and the advertisements are played and, for sponsorship revenue, we generally recognize revenue ratably over the term of the sponsorship arrangement as the sponsored advertisements are played.

Legacy and Other Business Revenue

Legacy and other business revenue accounts for the remaining 15% of total revenue and includes streaming services, subscription content services, and hardware delivery, as described below:

o	Delivery of streaming services including content encoding and hosting. We recognize revenue over the term of the service based on bandwidth usage. Revenue from streaming services is insignificant.

o	Delivery of subscription content services in customized formats. We recognize revenue straight-line over the term of the service.

o	Delivery of hardware for ongoing subscription content delivery through software. We recognize revenue at the point of hardware delivery. Revenue from hardware sales is insignificant.

Transaction prices for performance obligations are explicitly outlined in relevant contractual agreements; therefore, we do not believe that significant judgments are required with respect to the determination of the transaction price, including any variable consideration identified.

Stock-Based Compensation

Stock-based compensation awarded to employees is measured at the award date, based on the fair value of the award, and is recognized as an expense over the requisite vesting period. We measure the fair value of the share-based compensation issued to non-employees using the stock price observed in the trading market (for stock transactions) or the fair value of the award (for non-stock transactions), which were more reliably determinable measures of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

 Content Assets

On January 1, 2020, we adopted the guidance in ASU 2019-02, Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials, on a prospective basis. We capitalize the fixed content fees and our corresponding liability when the license period begins, the cost of the content is known, and the content is accepted and available for streaming. If the licensing fee is not determinable or reasonably estimable, no asset or liability is recorded, and licensing costs are expenses as incurred. We amortize licensed content assets into cost of revenue, using the straight-line method over the contractual period of availability. The liability is paid in accordance with the contractual terms of the arrangement. Internally-developed content costs are capitalized in the same manner as licensed content costs, when the cost of the content is known and the content is ready and available for streaming. We amortize internally-developed content assets into cost of revenue, using the straight-line method over the estimated period of streaming.

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

We recognize accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. We have also made a policy election to treat the income tax with respect to global intangible low-tax income as a period expense when incurred.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. The adoption of this standard in the first quarter of 2022 had no impact on our consolidated financial statements.

Recent Accounting Pronouncements

We adopted no new recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by Item 8 are listed in Item 15 – “Exhibits and Financial Statement Schedules” of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIALS DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15and 15d-15(e) under the Exchange Act, as of September 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

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

Internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2022.

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

Changes in Internal Controls over Financial Reporting

In connection with the preparation of our financial statements for the year ended September 30, 2021, and for our most recently filed financial statements for the nine months ended June 30, 2022, we disclosed material weaknesses related to the following:

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

Throughout fiscal year 2022, we have undertaken measures to remediate the previously disclosed material weaknesses. We hired permanent accounting/finance staff, establishing segregation of duties across critical operational and accounting processes. We also implemented controls over the period-end financial reporting process, which established documentation standards and management review procedures performed to confirm the completeness and accuracy of executed transactions.

During the third quarter of fiscal year 2022, management, with the help of our third-party consulting firm that specializes in internal audit work, and more specifically internal controls over financial reporting work, performed walkthroughs of our key controls, including those that would be necessary to effectively remediate the previously disclosed material weaknesses. A walkthrough was performed to gain comfort regarding the design effectiveness of the key controls. Based on our assessment of the walkthrough results, we determined that our key controls were designed effectively.

Based on operating effectiveness testing performed by management, with the help of our third-party consulting firm, we determined our key controls, including those that would be necessary to effectively remediate the previously disclosed material weaknesses, are also operating effectively. It is our assessment that the previously reported material weaknesses have been remediated as of September 30, 2022.

There were no other changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages, and positions of our executive officers and directors as of the date of this Report:

Name	Age	Position
Jon M. Niermann	57	Chief Executive Officer, Director
Neil Watanabe	68	Chief Financial Officer
Liam McCallum	41	Chief Product and Technical Officer
Andy Schuon	58	Head of Loop Media Studios
Bob Gruters	53	Chief Revenue Officer
Bruce A. Cassidy	72	Chairman of the Board
Denise M. Penz	54	Director
Sonya Zilka	53	Director
David Saint-Fleur	37	Director

The business address of each of Mr. Cassidy, Ms. Penz, Ms. Zilka, Mr. Saint-Fleur, Mr. Niermann, Mr. Watanabe, Mr. McCallum, Mr. Schuon and Mr. Gruters is 700 N. Central Avenue, Suite 430, Glendale, California 91203. The following is a brief biography of each of our executive officers and directors:

Executive Officers

Jon M. Niermann is our Co-Founder, has been Chief Executive Officer since May 2016, and until November 2022, served as Chairman of the Board of Directors. Mr. Niermann is responsible for guiding our vision and strategy and leading our management team. Prior to founding Loop Media in 2016, Mr. Niermann founded FarWest Entertainment, a global platform bridging the Asia-Pacific region and the West through multimedia entertainment and strategic partnerships, and served as its Chief Executive Officer and Executive Producer from 2010 to 2015. From 2008 to 2011, Mr. Niermann was a late-night talk show host for the Fox International Channel’s “Asia Uncut.” He served as President of Electronic Arts Asia from 2003 to 2010, where he helped move the company’s game portfolio into online gaming, and spent fifteen years, from 1988-2003, with The Walt Disney Company, including as Managing Director and President, Asia Pacific, of Walt Disney International from 2001 to 2003. Mr. Niermann holds a Bachelor of Science and Arts in Finance and Marketing from the University of Denver, and an MBA from UCLA’s Anderson School of Management. Mr. Niermann was chosen to serve as a member of our Board of Directors due to his extensive experience in the entertainment industry, as well as the perspective he brings as our Co-Founder and CEO.

Neil Watanabe has served as our Chief Financial Officer since September 2021. He is responsible for overseeing our financial affairs. Prior to joining Loop Media, Mr. Watanabe was most recently Principal of Watanabe Associates where he provided senior financial and accounting leadership to various companies, including Value Village Inc. (d.b.a “Savers”) and High Times Holding Corp. From 2015 to 2019, Mr. Watanabe was Chief Financial Officer of CarParts.com, Inc., (NASDAQ: PRTS), a publicly traded American online retailer of automotive parts and accessories for cars, vans, trucks, and sport utility vehicles. Mr. Watanabe also served as EVP & Chief Financial Officer of PetSmart Inc. (NASDAQ: PETM). Mr. Watanabe also worked in various financial and operational leadership roles at National Stores, Inc. and Shoe Pavilion (previously listed on Nasdaq while Mr. Watanabe was employed), and Mac Frugal’ s Bargains — Closeouts Inc. (d.b.a. “Pic N’ Sav”), (previously listed on NYSE while Mr. Watanabe was employed). Mr. Watanabe served as EVP and

Chief Financial Officer of Anna’s Linens, Inc. from June 2006 until April 2014, when he voluntarily resigned. Anna’s Linens, Inc. filed a petition under Chapter 11 of the U.S. Bankruptcy Code on June 13, 2015. Mr. Watanabe is currently a board member of the National Corvette Museum and Reality Venture International and received his CPA certification in the State of Illinois. Mr. Watanabe holds a Bachelor of Arts from University of California, Los Angeles and a CPA Certification from University of Illinois at Urbana-Champaign.

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

Andy Schuon has served as the Head of Loop Media Studios since November 2020. He is responsible for all video and audio content, programming creation and acquisitions at Loop for both the B2B and consumer platforms. Mr. Schuon co-founded Station Entertainment, a production company for film and television, in January 2021, and continues to serve as its co-owner.  Prior to joining Loop in 2020, in 2018, Mr. Schuon co-founded SPKR (acquired by Loop in 2020) and served as its Chief Executive Officer, where he conceived and launched a platform to solve discovery and time-related issues with podcasting. Before forming SPKR, in 2011, Mr. Schuon co-founded and was the Founding President of Revolt Media & TV, a music-focused television network. From 2011 to 2015, Mr. Schuon was Chief Digital Officer and President, Artist Services for LiveNation. He founded the International Music Feed Network for Universal Music Group in 2007 and served as its President and Chief Executive Officer. From 2002 to 2004, Mr. Schuon was President of Programming and Marketing for CBS Radio. Prior to that, in 2001, he founded and served as the Chief Executive Officer of the Sony Music Group/Universal joint venture PressPlay, the first music subscription service which was subsequently acquired and renamed Napster. Mr. Schuon was Executive Vice President and General Manager for Warner Bros Records from 1988 to 2000, and from 1992 to 1998, the Executive Vice President of Programming and Production for MTV, the music television cable channel, in the early days of its success. He is currently a member of the boards of directors for Teach for America and CoFoundersLab.

Bob Gruters has served as our Chief Revenue Officer since May 2021. As our Chief Revenue Officer, he is responsible for the monetization of proprietary Loop assets across digital out-of-home, connected television and mobile app activities. Additionally, Mr. Gruters is also responsible for the growth and expansion of our overall revenue and Loop player network. In addition to his role as Chief Revenue Officer at Loop Media, Mr. Gruters also concurrently serves as a strategic advisor for MetaVRSE, a universal interactive web- based platform. Prior to this, from 2018 to 2021, Mr. Gruters was the Chief Revenue Officer of the Digital Trends Media Group, leading all on-platform and off-platform revenue creation initiatives with a high- performing sales and marketing team. Mr. Gruters also held P&L oversight and directed sales function, corporate development, marketing, pricing, and revenue management. From 2014 to 2018, Mr. Gruters served as Facebook’s Group Head of Sales Emerging Entertainment & Technology where he led the rapid growth and sustainable development of multiple vertical industries. Mr. Gruters served as EVP Sales & Marketing of REVOLT MEDIA & TV from 2013 to 2014, and spent four years, from 2009-2013, as SVP of Client Development at Univision Communications. From 2005 to 2009, Mr. Gruters served as Vice President of Business Development for MTV Networks’ Entertainment Group, which included Comedy Central, CMT, Spike TV, and TV Land. From 2002 to 2005, Mr. Gruters was the Director of Marketing Services for The New Yorker and spent three years as a Media Director of Sony Electronics from 1999 to 2002. Prior to 2002, Mr. Gruters led sales & marketing for JC Decaux’s airport advertising division in the US. Mr. Gruters holds a Bachelor of Arts in Communications, Advertising from Rowan University.

Non-Employee Directors

Bruce A. Cassidy has been a member of our Board of Directors since December 2019 and was appointed as Chairman of the Board in November 2022. In addition to his role on our Board of Directors, Mr. Cassidy currently serves on the boards for various companies, including as Chairman of the Board of each of Ultimate Gamer, Assisted 4 Living, Inc., and Segmint. He serves as Chairman of the Sarasota Green Group, the Executive Chairman of each of CelebYou LLC and CelebYou Productions and is on the board of directors of Selinsky Force LLC. He was also the founding investor and served on the board of directors of Ohio Legacy Corp. Previously, Mr. Cassidy was the founder and CEO of Excel Mining Systems from 1991 until its sale in 2007 to Orica Mining Services, and from 2008 to 2009, served as the President and CEO of one of its subsidiaries, Minora North & South Americas. He is currently the President of The Concession Golf Club in Sarasota, Florida. Mr. Cassidy was chosen to serve as a member of our Board of Directors due to his extensive leadership and business experience in the entertainment and media industry and as a CEO of a large company, as well as his service on other boards of directors.

Denise M. Penz has been a member of our Board of Directors since October 2021. In addition to her role on our Board of Directors, Ms. Penz concurrently serves as the President and Chief Executive Officer of The Preferred Legacy Trust Company, a state- chartered trust company which Ms. Penz also founded. Ms. Penz served as Founder, Executive Vice President, Chief Operating Officer and Wealth Manager of Premier Bank & Trust / Ohio Legacy Corp for nine years from 2010 to 2019. In this role, Ms. Penz was responsible for four major sales divisions in retail banking, mortgage banking, private banking, and wealth services (including trust and investments). From 2008 to 2010, Ms. Penz founded Excel Financial / Excel Bancorp and led a group of private equity investors to create a community bank and trust company. Lastly, Ms. Penz was the Senior Vice President & Trust and Investment Services Director of the Belmont National Bank / Sky Bank / Huntington Bank from 1996 to 2008, where she managed the trust and investment departments, developed strategic planning initiatives and was directly responsible to the CEO and Board of Directors. Ms. Penz holds a Bachelor of Science in Management and Accounting from West Liberty State College, and an MBA from Wheeling Jesuit University. Ms. Penz was chosen to serve as a member of our Board of Directors due to her considerable leadership experience in the financial sector along with proven success in raising capital, strategic planning and organizational growth.

Sonya Zilka has been a member of our Board of Directors since October 2021. In addition to her role on our Board of Directors, Ms. Zilka currently serves as the President & Chair of The Beyond Benefits Life Sciences Board of Trustees, a position she has held since 2020. Furthermore, since 2019, Ms. Zilka has served as the Senior Vice President of Human Resources at Chan Zuckerberg Biohub where she leads HR functions and spearheads internal communications. From 2013 through 2015, and again in 2018, Ms. Zilka was an Executive Coach and Organizational Development/ Human Resource consultant at ZHR Consulting, a firm specializing in independent organizational development and human capital consulting. From 2013 to 2015, and again in 2018, Ms. Zilka served as Vice President of Human Resources at Actelion Pharmaceuticals, where she led human resources, corporate communications and facilities for the United States. Ms. Zilka holds a Bachelor of Science in Psychology from Washington State University, and a Master’s Degree in Organizational Psychology from Columbia University. Ms. Zilka was chosen to serve as a member of our Board of Directors for her proven leadership and extensive experience in human capital consulting and human resources.

David Saint-Fleur was appointed to serve as a member of our Board of Directors in September 2022. In addition to his role on our Board of Directors, Mr. Saint-Fleur currently serves in a senior role in Global Artists & Repertoire (“A&R”) at Atlantic Records, a position he has held since June 2021. Prior to this, Mr. Saint-Fleur was in a senior role in Global A&R at Warner Music Group from 2017 to 2021. Mr. Saint-Fleur also serves as a music producer and songwriter at Saint Productions, LLC, his own production company, which he started in 2007. In his role at Saint Productions LLC, Mr. Saint-Fleur has produced and written for various notable artists, including (but not limited to) David Guetta, Bebe Rexha, Dolly Parton, Jason Derulo and Little Mix. Mr. Saint-Fleur was chosen to serve as a member of our Board of Directors for his considerable experience in the music industry, particularly in artist relations, and his proven track record in producing and developing emerging and established talent.

Family Relationships

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive, officers, and persons who are beneficial owners of more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of copies of Forms 3, 4 and 5 furnished to us, we believe that all of our directors, executive officers and any other applicable stockholders timely filed all reports required by Section 16(a) of the Exchange Act during the fiscal year ended September 30, 2022, except for the following:  (i) we filed a Form 4 for the Bruce A. Cassidy 2013 Irrevocable Trust on April 13, 2022, covering a transaction that required a Form 4 filing due on March 18, 2022; and (ii) we filed a Form 4 for Bruce A. Cassidy on April 13, 2022, covering a transaction that required a Form 4 filing due on March 18, 2022.  In addition, we believe that Dreamcatcher, LLC, and Running Wind, LLC, each of which were owners of ten percent or more of our common stock during the fiscal year ended September 30, 2022, did not filed their required Forms 3, 4 and 5.

Director Independence

Our common stock was listed on the NYSE American, effective September 22, 2022. Under the rules of the NYSE American, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.

Our Board of Directors has determined that Mr. Cassidy, Ms. Penz, Ms. Zilka and Mr. Saint-Fleur are “independent directors” as such term is defined under the applicable rules of the NYSE American.

We have established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Our Board of Directors has determined that Ms. Penz is an “audit committee financial expert,” as defined under the applicable rules of the SEC, and that all members of the Audit Committee are “independent” within the meaning of the applicable NYSE American rule and the independence standards of Rule 10A-3 of the Exchange Act. Each of the members of the Audit Committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC and the NYSE American.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. The purpose of the Code of Business Conduct and Ethics is to deter wrongdoing and to provide guidance to our directors, officers and employees to help them recognize and deal with ethical issues, to provide mechanisms to report unethical or illegal conduct and to contribute positively to our culture of honesty and accountability. Our Code of Business Conduct and Ethics is publicly available on our website at https://www.loop.tv. If we make any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver, including any implicit waiver from a provision of the Code of Business Conduct and Ethics to our directors or executive officers, we will disclose the nature of such amendments or waiver on our website or in a current report on Form 8-K.

Board Leadership Structure and Role in Risk Oversight

The Chief Executive Officer, Mr. Niermann, is also a Board member and until November 2022, was the Chairman of the Board, at which time Mr. Bruce Cassidy was appointed Chairman of the Board. Periodically, our Board of Directors assesses these roles and the Board of Directors leadership structure to ensure the interests of our Company and our stockholders are best served. The Board recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure, so as to provide independent oversight of management. The Board understands that there is no single, generally accepted approach to providing Board leadership and that given the dynamic and competitive environment in which we operate, the right Board leadership structure may vary as circumstances warrant. Consistent with this understanding, the Nominating and Corporate Governance Committee periodically considers the Board’s leadership structure. This consideration includes the pros and cons of alternative leadership structures in light of our operating and governance environment at the time, with the goal of achieving the optimal model for effective oversight of management by the Board.

Although our Chief Executive Officer has historically also served as Chairman of the Board, we do not have a specific policy regarding the separation of the offices of Chairman of the Board and the Chief Executive Officer. The Board believes that this separation is presently appropriate as it allows the Chief Executive Officer to focus primarily on leading our day-to-day operations while the Chairman of the Board can focus on leading the Board in the performance of its duties. We acknowledge, however, that there may be circumstances in the future when it is in our best interests to combine the positions of Chairman of the Board and the Chief Executive Officer.

While management is responsible for assessing and managing risks to our Company, our Board of Directors is responsible for overseeing management’s efforts to assess and manage risk. This oversight is conducted primarily by our full Board of Directors, primarily through the following:

●	the Board’s review and approval of our plans for our business (presented to the Board by the Chief Executive Officer and other management), including the projected opportunities and challenges facing our business;
●	the Board’s periodic review of our business developments and financial results;
●	our Audit Committee’s oversight of our internal controls over financial reporting and its discussions with management and the independent accountants regarding the quality and adequacy of our internal controls and financial reporting; and
●	our Compensation Committee’s review and recommendations to the Board regarding our executive compensation and its relationship to our business goals.

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

Audit Committee. Our Audit Committee consists of Denise Penz, Sonya Zilka, and Bruce Cassidy, with Denise Penz serving as the Chair of the Audit Committee. Our Board of Directors has determined that the directors that serve on our Audit Committee are independent within the meaning of the NYSE American listing rules and Rule 10A-3 under the Exchange Act. In addition, our Board of Directors has determined that Denise Penz qualifies as an “audit committee financial expert” within the meaning of SEC regulations and the NYSE American rules.

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

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee consists of Denise Penz and Bruce Cassidy, with Bruce Cassidy serving as the Chairman of the Nominating and Corporate Governance Committee. David Saint-Fleur will also be appointed to the Nominating and Corporate Governance Committee upon becoming a member of our Board of Directors. The Nominating and Corporate Governance Committee nominates individuals to be elected to the Board of Directors by our stockholders. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in our Amended and Restated Bylaws (the “Bylaws”) and will apply the same criteria to all persons being considered. All members of the Nominating and Corporate Governance Committee are independent directors as defined under the NYSE American rules.

Board Composition

Our Board currently consists of five members. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal. We have no formal policy regarding board diversity. Our priority in selection of board members is identification of members who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business and understanding of the competitive landscape. In accordance with NYSE corporate governance requirements, we are required to hold an annual meeting within one year after our first fiscal year end following our listing on NYSE American.

ITEM 11. EXECUTIVE COMPENSATION.

Executive and Director Compensation

All decisions regarding compensation for our executive officers and executive compensation programs are reviewed, discussed and approved by the Compensation Committee. Prior to the establishment of the Compensation Committee in December 2021, decisions regarding executive compensation were made by the full Board. All compensation decisions are determined following a detailed review and assessment of the executive’s leadership and operational performance and contributions to our success; any significant changes in role or responsibility; our financial resources, results of operations and financial projections; the nature, scope and level of the executive’s responsibilities; and internal equity of pay relationships.

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

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (“Principal Executive Officer”) and our two most highly compensated executive officers other than the Principal Executive Officer (collectively, the “Named Executive Officers”) during fiscal years ended September 30, 2022, and 2021.

Name & Principal Position	Fiscal Year Ended	Salary ($)		Bonus ($)		Option Awards ($) (1)	Restricted Stock Option Awards ($) (2)	Total ($)

Jon M. Niermann	2022	364,479		350,000	(4)	1,750,000	1,750,000	4,214,479
Chief Executive Officer& Director	2021	476,990	(3)	—		2,625,000	—	3,101,990

Neil Watanabe	2022	281,302		175,000	(5)	500,000	500,000	1,456,302
Chief Financial Officer	2021	—		—		—	—	—

Bob Gruters	2022	1,380,466	(6)	—		750,000	750,000	2,880,466
Chief Revenue Officer	2021	—		—		—	—	—
(1)	The fair value of stock options is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model. We use the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past. Further information regarding assumptions made in calculating the grant date fair value of options can be found in “Note 13 — Stock Options and Warrants” to our financial statements included in this Report.
(2)	The number of restricted stock units granted to each Named Executive Officer is equal to the dollar amount noted in the table above, divided by $5.00, which was the public offering price per share sold in the September 2022 Offering.
(3)	Includes $151,323 in unpaid and accrued salary and expenses from previous fiscal years in which Mr. Niermann was not paid for his service.
(4)	Mr. Niermann received a bonus of $350,000 upon the closing of the September 2022 Offering.
(5)	Mr. Watanabe received a bonus of $175,000 upon the close of the September 2022 Offering.
(6)	Mr. Gruters’ salary for the fiscal year ended September 30, 2022, includes $1,097,705 in sales commissions paid in accordance with the terms of the CRO Employment Letter Agreement, as defined below. See “Employment Agreements – Bob Gruters – Employment Letter Agreement.”

As of the fiscal year ended September 30, 2022, we had no plans in place and had never maintained any plans that provided for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

We recently engaged an outside compensation consultant to provide advice on compensation matters.

Employment Agreements

Jon Niermann – Employment Agreement

We entered into an employment agreement with Jon Niermann, the Chief Executive Officer (the “CEO Employment Agreement”), effective as of March 1, 2021. Pursuant to the CEO Employment Agreement, the term of employment is three (3) years, renewable every three (3) years, unless terminated. Until September 2022, Mr. Niermann was entitled to receive an annual base salary of $350,000 as well as discretionary bonuses as may be awarded from time to time by the Compensation Committee of the Board, if one exists, or by our Board.  Mr. Niermann received a bonus of $350,000 upon the closing of the September 2022 Offering. Mr. Niermann is eligible to participate in all benefit plans that we offer to our executive officers, including any incentive compensation plans. Effective upon the last pay cycle of fiscal year 2022, Mr. Niermann’s salary was increased to $575,000 per year. He was also granted retention equity grants under the Amended and Restated 2020 Equity Incentive Plan consisting of (i) 350,000 restricted stock units (“RSUs”), based on a value of $1,750,000 and a per share price of $5.00, vesting 25% upon one year from the grant date and the remainder in equal quarterly installments over three years, and (ii) options to purchase 707,070 shares of common stock, at an exercise price of $4.95 per share, vesting 100% on grant date.

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

Neil Watanabe – Employment Agreement

We entered into an employment agreement with Neil Watanabe, the Chief Financial Officer (the “CFO Employment Agreement”), which is effective as of September 30, 2021. Pursuant to the CFO Employment Agreement, the term of employment is three (3) years, renewable every three (3) years, unless terminated. Until September 2022, Mr. Watanabe was entitled to receive an annual base salary of $275,000 as well as discretionary bonuses as may be awarded from time to time by the Compensation Committee of the Board, if one exists, or by our Board.  Mr. Watanabe received a bonus of $175,000 upon the closing of the September 2022 Offering. Mr. Watanabe is eligible to participate in all benefit plans that we offer to our executive officers, including any incentive compensation plans. Effective upon the last pay cycle of fiscal year 2022, Mr. Watanabe’s salary was increased to $330,000 per year. He was also granted retention equity grants under the Amended and Restated 2020 Equity Incentive Plan consisting of (i) 100,000 RSUs, based on a value of $500,000 and a per share price of $5.00, vesting 25% upon one year from the grant date and the remainder in equal quarterly installments over three years and (ii) options to purchase 202,020 shares of common stock, with an exercise price of $4.95 per share, vesting 100% on grant date.

The CFO Employment Agreement terminates upon death or disability and may be terminated by us with or without cause, and by Mr. Watanabe with or without good reason (all as defined in the CFO Employment Agreement). If the CFO Employment Agreement is terminated upon the death or disability of Mr. Watanabe, he will receive unpaid and accrued base salary through date of termination, unpaid and accrued bonus, and payment of pro rata portion of yearly bonus (if any). In addition, upon termination for disability, Mr. Watanabe will receive six (6) months’ severance.

If we terminate Mr. Watanabe for cause or Mr. Watanabe resigns without good reason, Mr. Watanabe will receive only unpaid and accrued base salary through the date of termination and any unpaid and accrued bonus. Should Mr. Watanabe be terminated without cause or resign with good reason, Mr. Watanabe is entitled to receive unpaid and accrued base salary and unpaid and accrued bonus through termination of the CFO Employment Agreement, payment of the pro rata portion of yearly bonus, a lump sum payment of six (6) months’ salary, and full vesting of all stock grants.

In addition, if at any time during the term of the CFO Employment Agreement Mr. Watanabe’s employment is terminated after a “Change in Control” (as defined in the CFO Employment Agreement), compensation is similar to that in a termination without cause or resignation for good reason. In addition, Mr. Watanabe will be entitled to receive a lump sum payment equal to the sum of: (i) two (2) times his base salary, bonuses, and the value of certain annual fringe benefits specified in the CFO Employment Agreement for the year in which Mr. Watanabe’s term of employment terminates, and (ii) the value of the portion of his benefits under any savings, pension, profit sharing or deferred compensation plans that are forfeited under those plans by reason of the termination of his employment.

Mr. Watanabe’s right to receive any severance benefit under the CFO Employment Agreement is subject to the execution and delivery to us of a general release of claims in substantially the form attached to the CFO Employment Agreement.

The CFO Employment Agreement contains customary non-compete, non-solicitation, and other restrictive covenants to which Mr. Watanabe is subject during the term of his employment and for a 12-month period following termination for cause or resignation without good reason.

Bob Gruters – Employment Letter Agreement

We entered into an employment letter agreement with Bob Gruters, Chief Revenue Officer (the “CRO Employment Letter Agreement”), which was effective as of May 3, 2021. Pursuant to the CRO Employment Letter Agreement, Mr. Gruters’ employment does not have a fixed term and he is employed on an “at will” basis.  Through fiscal year 2022, Mr. Gruters was entitled to receive an annual base salary of $275,000, as well as sales commission of five percent (5%) of all advertising and sponsorship revenue brought in by him or his sales team, payable on a quarterly basis and as determined with reference to revenue actually recognized by and paid to us, and subject to industry standard terms and practice, as agreed between Mr. Gruters and the CEO, and approved by the Board.  Mr. Gruters is eligible to participate in all customary benefit plans and programs. Effective upon the last pay cycle of fiscal year 2022, Mr. Gruters’ salary was increased to $365,000 per year. He was also granted retention equity grants under the Amended and Restated 2020 Equity Incentive Plan consisting of (i) 150,000 RSUs based on a value of $750,000 and a price per share of $5.00, vesting 25% upon one year from the grant date and the remainder in equal quarterly installments over three years and (ii) options to purchase 303,030 shares of common stock, with an exercise price of $4.95 per share, vesting 25% upon one year from the grant date and the remainder in equal monthly installments over three years.

The CRO Employment Letter Agreement contains customary non-solicitation, and other restrictive covenants to which Mr. Gruters is subject during the term of his employment and for a 24-month period following termination for any reason.

For fiscal year 2023, in addition to his base salary, Mr. Gruters will be entitled to earn sales commission of one percent (1%) of all advertising and sponsorship revenue brought in by him or his sales team, subject to established performance goals being met.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers and our directors as of September 30, 2022:

Name	Number of securities underlying unexercised options (#) Unexercisable		Number of securities underlying unexercised options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)

Jon M. Niermann	416,666	(1)	—	3.30	November 10, 2030	350,000	1,750,000
CEO	—	(2)	—	4.95	September 22, 2032

Neil Watanabe	250,000	(3)	—	6.90	October 4, 2031	100,000	500,000
CFO	202,020	(4)	—	4.95	September 22, 2032

Bob Gruters	66,666	(5)	—	8.25	May 3, 2031	150,000	750,000
CRO	303,030	(6)	—	4.95	September 22, 2032

(1)	Of Mr. Niermann’s options, 260,416 options had vested as of September 30, 2022.
(2)	Mr. Niermann’s 707,070 options fully vested and became exercisable on September 22, 2022, the date the award was granted.
(3)	Of Mr. Watanabe’s 250,000 options, 125,000 options had vested as of September 30, 2022.
(4)	Of Mr. Watanabe’s 202,020 options, none had vested as of September 30, 2022.
(5)	Of Mr. Gruters’ 66,666 options, 29,629 had vested as of September 30, 2022.
(6)	Of Mr. Gruters’ 303,030 options, none had vested as of September 30, 2022.

Director Compensation

The following table summarizes the compensation paid to each of our non-employee directors for the fiscal year ended September 30, 2022:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Total ($)

Bruce Cassidy, Chairman	—	—	—	—
Jon Niermann	—	—	—	—
Denise Penz	—	—	50,000	50,000
Sonya Zilka	—	—	50,000	50,000
David Saint-Fleur	—	—	—	—

Our non-employee directors had the following outstanding equity awards as of September 30, 2022:

Name	Number of securities underlying unexercised options (#) Unexercisable		Number of securities underlying unexercised options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date

Bruce Cassidy, Chairman	—		—	—	—
Denise Penz	14,366	(1)	—	6.90	October 11, 2031
Sonya Zilka	14,366	(2)	—	6.90	October 11, 2031
David Saint-Fleur	—		—	—	—
(1)	Ms. Penz’s 14,366 options had fully vested as of September 30, 2022.
(2)	Ms. Zilka’s 14,366 options had fully vested as of September 30, 2022.

In September 2022, we adopted a compensation policy pursuant to which our Board members may receive cash and equity remuneration for their services as directors, as set forth below. All equity awards to be granted under this policy will be granted pursuant to the Amended and Restated 2020 Equity Incentive Plan, including vesting periods, which may vary and are determined by the Board or a committee of the Board. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters— The Loop Media, Inc. Amended and Restated 2020 Equity Incentive Compensation Plan.”

●	Each non-employee director is entitled to receive an annual fee from us of $44,000;
●	each chair of our audit committee, compensation committee and nominating and corporate governance committee will receive an annual fee from us of $20,000, $13,500 and $10,000, respectively;
●	each non-chairperson member of our audit committee, compensation committee and nominating and corporate governance committee will receive an annual fee from us of $10,000, $6,750 and $5,000, respectively;
●	the non-executive chairperson, if any, will receive an annual fee from us of $30,000;
●	the lead independent director, if any, will receive an annual fee from us of $15,000;

●	each non-employee director is entitled to receive an initial equity grant in the form of RSUs with a value of $203,200, vesting over time subject to continued service; and
●	each non-employee director is entitled to receive an annual equity grant in the form of RSUs with a value of $127,000, vesting over time subject to continued service.

Our senior management has recommended to the Board the approval of grants of additional stock option awards under the terms of the 2020 Equity Incentive Plan to certain employees, as well as to our CFO, Neil Watanabe, and two of our Directors, Denise Penz and Sonya Zilka. The awards granted to Mr. Watanabe, Ms. Penz and Ms. Zilka are expected to be granted in early January with grants to acquire a total of 125,000 common shares, 7,183 common shares and 7,183 common shares, respectively.  Each of these options will have a ten-year term, will have an exercise price equal to the closing price of our common stock on the NYSE American on the date of grant and will vest as follows:

●	The options for Ms. Penz and Ms. Zilka will be 100% vested on the date of grant.
●	The option for Mr. Watanabe shall vest and become exercisable as follows: 58% of the total number of shares subject to the option shall vest on the date of grant, and the remaining shares subject to such option shall vest in equal monthly installments on the first day of each month beginning February 1, 2023, and continuing each successive month, ending with a final installment on September 1, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of December 1, 2022, there were 56,381,209 shares of common stock outstanding.

The following table sets forth, as of December 1, 2022, ownership of our voting securities that are beneficially owned by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of any class of our voting securities;
●	each of our Named Executive Officers;
●	each of our directors; and
●	all of our executive officers and directors as a group.

Information relating to beneficial ownership of the voting securities by our principal stockholders and management is based upon each person’s information using “beneficial ownership” concepts under the SEC rules. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of December 1, 2022, are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

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

	Amount and Nature of Beneficial
	Ownership of Common Stock
	Number of	Percent
Name and Address of Beneficial Holder	Shares Owned	of Class
5% Stockholders
Dreamcatcher, LLC 1879 Hazelton Drive Germantown, TN 38138	3,878,988	6.9%
Running Wind, LLC 1879 Hazelton Drive Germantown, TN 38138	3,878,989	6.9%
Jeremy Boczulak (1) 1345 Sweetwater Drive Brentwood, TN 37027	5,342,941	9.1%

Named Executive Officers and Directors
Jon Niermann, Chief Executive Officer and Director (2)	7,373,737	12.9%
Neil Watanabe, Chief Financial Officer	—	*
Bob Gruters, Chief Revenue Officer	—	*
Bruce A. Cassidy, Chairman (3)	9,980,711	17.5%
Denise A. Penz, Director (4)	755,000	1.3%
Sonya Zilka, Director	—	*
David Saint-Fleur, Director	—	*
All Executive Officers and Directors as a Group	20,328,419	34.4%

*Indicates less than 1% of class.

(1)	Mr. Boczulak’s beneficial ownership includes (A) (i) 988,279 shares of common stock held in his name; (B) (i) 624,617 shares of common stock and (ii) 1,817,835 shares of common stock issuable upon exercise of warrants exercisable within 60 days of December 1, 2022, held by Sake TN, LLC, of which Mr. Boczulak is the sole owner and Manager; (C) (i) 1,237 shares of common stock and (ii) 266,649 shares of common stock issuable upon exercise of warrants exercisable within 60 days of December 1, 2022, held by Sunnybrook Investment LLC, of which Mr. Boczulak is the sole owner and Manager; (D) 152,445 shares of common stock held by West End Builders, of which Mr. Boczulak is the Director; (E) 1,208,545 shares of common stock held individually by Mr. Boczulak’s spouse, over which Mr. Boczulak has shared power to vote and invest; and (F) 283,334 shares of common stock held by Mr. Boczulak’s child, over which Mr. Boczulak has shared power to vote and invest.
(2)	Mr. Niermann’s beneficial ownership includes (A) 707,070 shares of common stock underlying an option, which is fully vested and exercisable within 60 days of December 1, 2022, at an exercise price of $4.95 per share; (B) 6,666,666 shares of common stock held by The Jon Maxwell Niermann Living Trust, of which Mr. Niermann is the Trustee, and (C) 1 share of common stock held by Pioneer Productions, 420 8th Street, Huntington Beach, CA 92648, of which Mr. Niermann is the Sole Member.
(3)	Mr. Cassidy’s beneficial ownership includes (A) (i) 3,866,527 shares of common stock and (ii) 22,726 shares of common stock issuable upon exercise of warrants exercisable within 60 days of December 1, 2022, held by The Bruce A. Cassidy 2013 Irrevocable Trust dated June 18, 2013, an Ohio Legacy Trust, of which Mr. Cassidy is the Grantor; (B) (i) 2,914,374 shares of common stock and (ii) 438,195 shares of common stock issuable upon exercise of warrants exercisable within 60 days of December 1, 2022, held by the Excel Family Partnership LLLP, of which Mr. Cassidy is the Manager; and (C) (i) 2,600,000 shares of common stock and (ii) 138,889 shares of common stock issuable upon exercise of warrants exercisable within 60 days of December 1, 2022, held by Eagle Investment Group, LLC, of which Mr. Cassidy is the Manager.
(4)	Ms. Penz’s beneficial ownership includes (i) 176,668 shares of common stock and (ii) 578,332 shares of common stock issuable upon exercise of warrants exercisable within 60 days of December 1, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2022, a total of 8,600,000 shares of common stock were authorized and reserved for Awards (as defined below) to be made under the Amended and Restated 2020 Equity Incentive Plan, and as of September 30, 2022, 1,391,118 shares remained available for Awards under the Plan. The Amended and Restated 2020 Equity Incentive Plan automatically increases the number of shares available for issuance under the Plan on the first day of each fiscal year by an amount equal to five percent (5%) of the total number of shares of common stock outstanding on the last day of the preceding fiscal year, unless the Board votes for it not to increase. See “The Loop Media, Inc. Amended and Restated 2020 Equity Incentive Plan.”  As a result of this “evergreen” feature, the number of shares available for issuance under the Plan was increased by 2,819,060 shares on October 1, 2022, and accounting for forfeitures, as of December 1, 2022, a total of 4,235,179 shares remained available for issuance under the Amended and Restated 2020 Equity Incentive Plan.

Options granted in the future under the Amended and Restated 2020 Equity Incentive Plan are within the discretion of our Board of Directors. The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of September 30, 2022.

Number of securities remaining
available for future issuances
	Number of securities to	Weighted-average	under equity compensation plans
	be issued upon exercise	exercise price of	under equity compensation (excluding)
	of outstanding options,	outstanding options,	securities reflected in column (a)
	warrants and rights	warrants and rights	securities reflected in
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	9,064,563	$3.78	1,391,118	(2)

Equity compensation plans not approved by security holders	—	—	—

Total	9,064,563	$3.78	1,391,118

(1)	Of this total, 1,885,681 awards were granted under the Loop Media, Inc. Amended and Restated 2016 Equity Incentive Plan, which was adopted by the Board and approved by stockholders on June 7, 2016, and amended and restated by the Board and approved by stockholders October 4, 2016. No further awards of any type available under this plan may be granted. See “The Loop Media, Inc. Amended and Restated 2016 Equity Incentive Plan.”
(2)	All securities remaining available for future issuance will be made in accordance with the 2020 Equity Incentive Plan, which was ratified by the holders of a majority of our outstanding voting stock (the “Majority Stockholders”) pursuant to the Majority Written Consent of Stockholders in Lieu of Annual Meeting dated April 27, 2021 (the “April 2021 Written Consent”), and further amended and restated by the Board on September 18, 2022. See “The Loop Media, Inc. Amended and Restated 2020 Equity Incentive Plan.”

The Loop Media, Inc. Amended and Restated 2020 Equity Incentive Compensation Plan

Our Board and management believe that the effective use of stock-based long-term incentive compensation is vital to our ability to achieve strong performance in the future. The 2020 Equity Incentive Plan was adopted by the Board on June 15, 2020, amended by the Board on November 10, 2020, and further amended and restated on April 27, 2021, to set the total number of shares of common stock available under our 2020 Equity Incentive Plan at 4,866,666. On April 27, 2021, pursuant to the April 2021 Written Consent, the Majority Stockholders ratified the 2020 Equity Incentive Plan. The 2020 Equity Incentive Plan was further amended and restated by the Board on September 18, 2022, to, among other things, increase the number of shares of our common stock available under the 2020 Equity Incentive Plan to 8,600,000 and to add an “evergreen” feature to automatically increase the number of shares of common stock available under our Amended and Restated 2020 Equity Incentive Plan as described further below.

The Board, at any time, may amend or terminate the Amended and Restated 2020 Equity Incentive Plan as it shall deem advisable; provided, however, no amendment shall be effective unless approved by our stockholders to the extent stockholder approval is required by applicable law, regulation, or stock exchange rule. It is expressly contemplated in the Amended and Restated 2020 Equity Incentive Plan that the Board may amend the Amended and Restated 2020 Equity Incentive Plan in any respect the Board deems necessary or advisable to provide eligible employees, consultants and directors with the maximum benefits provided or to be provided under the provisions of the Internal Revenue Code of 1986 and the regulations promulgated thereunder (the “Code”) relating to Incentive Stock Options or to the non-qualified deferred compensation provisions of Section 409A of the Code and/or to bring the Amended and Restated 2020 Equity Incentive Plan and/or Awards granted under it into compliance therewith.

Summary of the Amended and Restated 2020 Equity Incentive Plan

The following is a summary of the material features of the Amended and Restated 2020 Equity Incentive Plan and is qualified in its entirety by reference to the full text of the Amended and Restated 2020 Equity Incentive Plan. Capitalized terms used in this summary and not otherwise defined shall have the meaning set forth in the Amended and Restated 2020 Equity Incentive Plan.

The Amended and Restated 2020 Equity Incentive Plan is intended as an incentive to enable us to (a) attract and retain the types of employees, consultants and directors who will contribute to our long- range success; (b) provide incentives that align the interests of employees, consultants, and directors with those of our stockholders; and (c) promote the success of our business. Awards that may be granted under the Amended and Restated 2020 Equity Incentive Plan include: (a) Incentive Stock Options; (b) Non-qualified Stock Options (Incentive Stock Options and Non-qualified Stock Options together referred to as “Options”); (c) Stock Appreciation Rights; (d) Restricted Awards; (e) Performance Share Awards; (f) Cash Awards; and (g) Other Equity-Based Awards (all as defined in the Amended and Restated 2020 Equity Incentive Plan, and collectively, “Awards”). As of the date of this Report, we have issued only Non-qualified Stock Options under the Amended and Restated 2020 Equity Incentive Plan.

The Amended and Restated 2020 Equity Incentive Plan allows a total share reserve of no more than 8,600,000 shares of common stock for the grant of Awards. Pursuant to the Amended and Restated 2020 Equity Incentive Plan’s “evergreen” feature, the number of shares of common stock reserved for issuance will automatically increase on the first day of each fiscal year commencing with October 1, 2022, and on the first day of each fiscal year thereafter until the date the Amended and Restated 2020 Equity Incentive Plan expires, by an amount equal to five percent (5%) of the total number of shares of our common stock outstanding on the last day of the preceding fiscal year, unless the Board determines before an annual increase takes effect that no increase will be made or a lesser increase. The Amended and Restated 2020 Equity Incentive Plan includes customary terms for adjustments to the number of shares of common stock reserved for issuance or subject to Awards due to changes to the common stock, such as due to a stock split or reorganization.

The Amended and Restated 2020 Equity Incentive Plan is administered by a committee appointed by the Board, or in the Board’s sole discretion, by the Board. The committee has full authority to establish rules and regulations for the proper administration of the Amended and Restated 2020 Equity Incentive Plan, including to determine the persons to whom and the time or times at which Awards shall be granted; to determine the type and number of Awards to be granted; to determine the number of shares of common stock to which an Award may relate and the terms, conditions, restrictions and performance criteria of Awards. The committee has authority to modify (reprice) the purchase price or the exercise price of any outstanding Award.

Awards may be granted to our employees, consultants and directors and such other individuals designated by the committee who are reasonably expected to become employees, consultants, and directors after the receipt of Awards. Incentive Stock Options may be granted only to our employees, while Awards other than Incentive Stock Options may be granted to our employees, consultants, and directors. As of December 1, 2022, there were five directors and approximately

74 employees and 26 consultants who would be eligible for grants under the Amended and Restated 2020 Equity Incentive Plan.

The maximum number of shares of common stock subject to Awards granted during a single fiscal year to any non-employee director, together with any cash fees paid to such non-employee director during the fiscal year cannot exceed a total value of $500,000 (calculating the value of any equity Awards based on the grant date fair value for financial reporting purposes).

The Amended and Restated 2020 Equity Incentive Plan provides that no more than 3,333,333 shares of common stock may be issued in the aggregate pursuant to the exercise of Incentive Stock Options. An award of Incentive Stock Options grants the Optionholder the right to purchase a certain number of shares of common stock during a specified term in the future, after a vesting period and/or specific performance conditions, at an exercise price equal to at least 100% of the fair market value (as defined below) of the common stock on the grant date. Such options expire ten years after the grant date. In addition, to the extent that the aggregate fair market value (determined at the time of grant) of common stock with respect to which Incentive Stock Options are exercisable for the first time by any option holder during any calendar year exceeds $100,000, the options or portions thereof which exceed such limit shall be treated as Non-qualified Stock Options. The exercise price for Incentive Stock Options granted to any stockholder who is designated to be a “Ten Percent Shareholder” under the Amended and Restated 2020 Equity Incentive Plan shall be at least 110% of the fair market value of the common stock on the date of the grant and such options expire five years after the grant date.

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

Incentive Stock Options are not transferable (except as specifically provided in the Amended and Restated 2020 Equity Incentive Plan in the event of the death of the option holder) and may, during his or her lifetime, only be exercised by the option holder. Non-qualified Stock Options may, in the sole discretion of the committee, be transferable.

The Amended and Restated 2020 Equity Incentive Plan does not provide for any specific vesting periods. The committee may, at the time of grant of an Option, determine when that Option will become exercisable and any applicable vesting periods, and may determine that that Option will be exercisable in installments. The Option may be subject to such other terms and conditions on the time or times when it may be exercised (which may be based on performance or other criteria) as the committee may deem appropriate. The vesting provisions of individual Options may vary.

Unless otherwise provided in an Award Agreement or in an employment agreement, the terms of which have been approved by the committee, in the event an Optionholder’s Continuous Service (as defined in the Amended and Restated 2020 Equity Incentive Plan) terminates (other than upon the Optionholder’s death or disability), the Optionholder may exercise his or her Option (to the extent that the Optionholder was entitled to exercise such Option as of the date of termination) but only within such period of time ending on the earlier of: (a) the date three months following the termination of the Optionholder’s Continuous Service; or (b) the expiration of the term of the Option as set forth in the Award Agreement. Notwithstanding anything to the contrary contained in the Amended and Restated 2020 Equity Incentive Plan, if the termination of Continuous Service is by us for Cause, all outstanding Options (whether or not vested) shall immediately terminate and cease to be exercisable. If, after termination, the Optionholder does not exercise his or her Option within the time specified in the Award Agreement, the Option shall terminate.

In accordance with the Amended and Restated 2020 Equity Incentive Plan, subject to the terms of any Award agreement, a participant’s Awards granted prior to September 18, 2022, will fully vest in the event that the recipient’s employment or service is involuntarily terminated without cause within twelve months following a Change in Control (as defined in the Amended and Restated 2020 Equity Incentive Plan). With respect to Awards granted on or after September 18, 2022, the committee may take one or more of the following actions in connection with a Change in Control: (i) cause any or all outstanding awards to become vested, (ii) cancel any option or stock appreciation right in exchange for a substitute option or right; (iii) cancel any restricted award, performance award or performance shares in exchange for restricted stock or performance shares of or stock or performance units in respect of the capital stock of any successor corporation; (iv) redeem any restricted stock held by a participant affected by the Change in Control for cash and/or other substitute consideration with a value equal to the fair market value of an unrestricted share of common stock on the date of the Change in Control; (v) terminate any award in exchange for an amount of cash and/or property equal to the amount, if any, that would have been attained upon the exercise of such award or realization of the participant’s rights as of the date of the occurrence of the Change in Control, but if the Change in Control consideration with respect to any option or stock appreciation right does not exceed its exercise price, the committee may cancel the option or stock appreciation right without payment; and/or (vi) take any other action necessary or appropriate to carry out the terms of any definitive agreement controlling the terms and conditions of the Change in Control.

Notwithstanding any other provisions in the Amended and Restated 2020 Equity Incentive Plan, we may cancel any Award, require reimbursement of any Award by a participant, and effect any other right of recoupment of equity or other compensation provided under the Amended and Restated 2020 Equity Incentive Plan in accordance with any Company policies that may be adopted and/or modified from time to time (the “Clawback Policy”). In addition, a participant may be required to repay to us previously paid compensation, whether provided pursuant to the Amended and Restated 2020 Equity Incentive Plan or an Award agreement, in accordance with the Clawback Policy.

The Board, at any time, may amend or terminate the Amended and Restated 2020 Equity Incentive Plan as it shall deem advisable; provided, however, no amendment shall be effective unless approved by our stockholders to the extent stockholder approval is required by applicable law, regulation, or stock exchange rule. It is expressly contemplated in the Amended and Restated 2020 Equity Incentive Plan that the Board may amend the Amended and Restated 2020 Equity Incentive Plan in any respect the Board deems necessary or advisable to provide eligible employees, consultants and directors with the maximum benefits provided or to be provided under the provisions of the Internal Revenue Code of 1986 and the regulations promulgated thereunder (the “Code”) relating to Incentive Stock Options or to the non-qualified deferred compensation provisions of Section 409A of the Code and/or to bring the Amended and Restated 2020 Equity Incentive Plan and/or Awards granted under it into compliance therewith.

The committee at any time, and from time to time, may amend the terms of any one or more Awards; provided, however, that the committee may not affect any amendment which would otherwise constitute an impairment of the rights under any Award unless: (a) we request the consent of the participant; and (b) the participant consents in writing.

The Amended and Restated 2020 Equity Incentive Plan also contains provisions with respect to payment of exercise prices, vesting and expiration of Awards, treatment of Awards upon the sale of the Company, transferability of Awards, and tax withholding requirements. Various other terms, conditions, and limitations apply, as further described in the Amended and Restated 2020 Equity Incentive Plan.

The 2020 Equity Incentive Plan became effective as of June 15, 2020 (the “Effective Date”). The terms of the 2020 Equity Incentive Plan provided that no Award shall be exercised (or, in the case of a stock Award, shall be granted) unless and until the 2020 Equity Incentive Plan has been approved by our stockholders, which approval was obtained on April 27, 2021, by the Majority Stockholders pursuant to the April 2021 Written Consent. The Amended and Restated 2020 Equity Incentive Plan shall terminate automatically ten years from the Effective Date. No Award shall be granted pursuant to the Amended and Restated 2020 Equity Incentive Plan after such date, but Awards theretofore granted may extend beyond that date. No Awards may be granted under the Amended and Restated 2020 Equity Incentive Plan while it is suspended or after it is terminated.

Giving effect to the increase on October 1, 2022, of 2,819,060 in the number of shares available for issuance of awards under the Amended and Restated 2020 Equity Incentive Plan, and accounting for forfeitures, as of December 1, 2022, 4,235,179 shares of common stock remained available for future Awards.

The Loop Media, Inc. Amended and Restated 2016 Equity Incentive Plan

Prior to us adopting the 2020 Equity Incentive Plan, we issued awards under the Loop Media, Inc. Amended and Restated 2016 Equity Incentive Plan, which was adopted by the Board and approved by stockholders June 7, 2016, and amended and restated by the Board and stockholders October 4, 2016 (the “2016 Equity Incentive Plan”). The total number of shares reserved and available for grant under the 2016 Equity Incentive Plan was 3,333,333 shares of common stock.

At the time of the Merger with Predecessor Loop, Predecessor Loop stockholders received one newly issued share of our common stock in exchange for each share of Predecessor Loop common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Corporate History.” According to the Merger Agreement, each option to purchase shares of Predecessor Loop common stock pursuant to the 2016 Equity Incentive Plan that was outstanding immediately prior to the time that the Merger took effect ceased to be outstanding and was converted into and exchanged for an option to purchase an equivalent number of shares of our common stock pursuant to the terms of the 2016 Equity Incentive Plan, which was assumed by us.

As a result of the Merger, no further awards of any type available under the 2016 Equity Incentive Plan may be granted. As of December 1, 2022, there were outstanding options exercisable for an aggregate of 1,855,681 shares of common stock pursuant to the 2016 Equity Incentive Plan.

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

The September 2022 Offering

On September 26, 2022, we completed the September 2022 Offering of 2,400,000 shares of our common stock. One of our existing shareholders, Excel Family Partners, LLLP, an entity managed by Bruce Cassidy, a member of our Board of Directors, purchased 460,000 shares in the September 2022 Offering at the offering price of $5.00 per share.

Revolving Loan Agreement

Effective as of July 29, 2022, we entered into our Revolving Loan Agreement. In connection with the loan under the Revolving Loan Agreement, the Subordinated Lenders delivered Subordination Agreements to the Senior Lender. In connection with the delivery of the Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our common stock. Each warrant has an exercise price of $5.25 per share, expires on July 29, 2025. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, a member of our Board of Directors, as directed by its affiliate, Excel Family Partners, LLLP, one of the Subordinated Lenders.

Excel Non-Revolving Loan Agreement

On February 23, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “Prior Excel Loan Agreement”) with Excel, an entity managed by Bruce Cassidy, a member of our Board of Directors, for aggregate principal amount of $1,500,000, which was amended on April 13, 2022, to increase the aggregate principal amount to $2,000,000 (the “$2m Loan”). Effective as of April 25, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “Excel Non-Revolving Loan Agreement”) with Excel for an aggregate principal amount of $4,022,986 (the “Excel Non-

Revolving Loan”). The Excel Non-Revolving Loan matures eighteen (18) months from the date of the Excel Non-Revolving Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year. On April 25, 2022, we used $2,000,000 of the proceeds of the Excel Non-Revolving Loan to prepay all of the remaining outstanding principal and interest of the $2m Loan and the Prior Loan Agreement was terminated in connection with such prepayment. Under the Excel Non-Revolving Loan Agreement, we granted to the lender a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof (which was subsequently subordinated in connection with the Revolving Loan Agreement). In connection with the Excel Non-Revolving Loan, on April 25, 2022, we issued a warrant for an aggregate of up to 383,141 shares of our common stock. The warrant has an exercise price of $5.25 per share, expires on April 25, 2025, and shall be exercisable at any time prior to the expiration date. Effective as of December 14, 2022, we entered into a Non-Revolving Line of Credit Agreement Amendment and a Non-Revolving line of Credit Promissory Note Amendment with Excel to extend the maturity date from eighteen (18) months to twenty-four (24) months from the date of the Excel Non-Revolving Loan.

The Excel Non-Revolving Loan had a balance, including accrued interest, amounting to $4,064,557 and $4,226,181 as of December 1, 2022, and September 30, 2022, respectively. We incurred interest expense for the Excel Non-Revolving Loan in the amount of $820,051 as of September 30, 2022.

The 2023 Notes

We have previously borrowed funds for business operations from two of our stockholders, Dreamcatcher, LLC and Running Wind, LLC, each of which is a beneficial holder of more than 5% of our common stock, through convertible debt agreements (the “Convertible Promissory Notes”). Each Convertible Promissory Note was originally issued on December 5, 2018, on identical terms in the principal amount of $1,500,000, and each was amended and restated October 31, 2019, and October 23, 2020. The Convertible Promissory Notes carried interest at 10% per annum beginning on November 1, 2020, with monthly payments of unpaid interest accrued at 12.5% per annum to be paid in arrears through March 31, 2021, and were to mature on December 1, 2023. Beginning April 1, 2021, we began paying equal monthly installments of principal and interest on the Convertible Promissory Notes at 10% per annum. The Convertible Promissory Notes were convertible at any time prior to the maturity in whole or in part into shares of our common stock at a price of $1.80 per share.

On May 9, 2022, we completed a refinancing of the Convertible Promissory Notes, then having the aggregate principal amount of $2,068,399 by prepaying the principal and interest owed on such Convertible Promissory Notes in full under the terms of the notes and issuing new substantially identical unsecured convertible debentures in the aggregate principal amount of $2,079,993 (the “2023 Notes”) to LM Note Acquisition LLC. Jeremy Boczulak, a beneficial holder of more than 5% of our common stock, had a 75.72 percentage ownership interest in LM Note Acquisition LLC. Mr.  Boczulak subsequently transferred his full interest in LM Note Acquisition LLC to his spouse (the “LM Note Interest Transferee”). The 2023 Notes, like the Convertible Promissory Notes, had a maturity date of December 1, 2023, required monthly installments of principal and interest at 10% per annum and were convertible at any time prior to the maturity in whole or in part into shares of our common stock at a price of $1.80 per share. We had previously sought, but did not receive, certain concessions from the holders of the Convertible Promissory Notes related to ongoing monthly principal and interest payments and the conversion of the Convertible Promissory Notes into shares of our common stock in connection with any significant public equity capital raise by us. In connection with the issuance of the 2023 Notes, the holder thereof (the “2023 Noteholder”) agreed to a cessation of principal and interest payments on the 2023 Notes until December 1, 2022, at which time accrued interest would be paid in a lump sum in cash and monthly principal and interest payments would resume. The 2023 Noteholder further agreed to convert the 2023 Notes into shares of our common stock upon any significant public equity capital raise by us. Accordingly, the 2023 Notes were converted simultaneously with the closing of the September 2022 Offering into an aggregate of 1,199,875 shares of common stock, based on the outstanding principal and interest of $2,159,774 as of September 26, 2022, and the conversion price of $1.80 per share. Of this, an aggregate of 908,545 shares of common stock were issued to the LM Note Interest Transferee, based on a 75.72 percentage ownership interest in LM Note Acquisition LLC, and the outstanding principal and interest of $1,635,381 as of September 26, 2022.

The 2023 Notes had aggregate remaining balances, including accrued interest, amounting to approximately $0 and $2,715,582 as of September 30, 2022, and 2021, respectively. We incurred interest expense for the Convertible Promissory Notes in the amounts of approximately $1,114,767 and $425,567 for the years ended September 30, 2022, and 2021, respectively.

In connection with an amendment to the Convertible Promissory Notes, in November 2019, we also issued warrants to purchase 591,784 shares of our common stock to Dreamcatcher, LLC and warrants to purchase 591,785 shares of our common stock to Running Wind, LLC, for an aggregate of 1,183,569 shares of our common stock, exercisable at $2.55 per share for a period of 10 years. These warrants were automatically converted at the closing of the September 2022 Offering through cashless exercise into an aggregate of 578,847 shares of our common stock.

The 2022 Notes

From December 1, 2020, to June 1, 2021, we sold in a private placement, (i) $2,950,000 in aggregate principal amount of Senior Secured Promissory Notes due December 1, 2022, (the “2022 Notes”) and (ii) warrants to purchase 107,951 shares of our common stock at an exercise price of $8.25 per share. The investors in this private placement included entities controlled by Mr. Cassidy, who is a member of our Board of Directors. In connection with the offering, the entities controlled by Mr. Cassidy purchased an aggregate of $2,350,000 principal amount of the 2022 Notes and warrants to purchase an aggregate of 71,210 shares of our common stock at $8.25 per share. The warrants have a term of 10 years. The 2022 Notes had a maturity date of December 1, 2022. The 2022 Notes accrued interest in two different ways: (A) at the rate of 4% per annum, payable in cash, from the date of issuance of each note as follows: (1) interest from the issue date to November 30, 2021, payable in advance on the date the note was executed; (2) six months of cash interest payable in arrears on June 1, 2022; and (3) six months of cash interest payable in arrears on the maturity date; and (B) at the rate of 6% per annum, payable in shares of our common stock in arrears on June 1, 2021, December 1, 2021, June 1, 2022, and the maturity date.

The 2022 Notes converted simultaneously with the closing of the September 2022 Offering into an aggregate of 788,391 shares, based on the outstanding principal and interest of $3,153,579 as of September 26, 2022, at a conversion price of $4.00 per share (which was 80% of $5.00, the public offering price per share for the September 2022 Offering). Of this, an aggregate of 634,250 shares of common stock were issued to entities controlled by Mr. Cassidy, based on the outstanding principal and interest of $2,537,008 as of September 26, 2022, at a conversion price of $4.00 per share.

The 2022 Notes had aggregate remaining balances, including accrued interest, amounting to approximately $0 and $3,060,829 as of September 30, 2022, and 2021, respectively. We incurred interest expense for the 2022 Notes in the amounts of approximately $1,103,979 and $546,082 for the years ended September 30, 2022, and 2021, respectively.

The 2020 and 2021 Share Offering

Beginning on August 15, 2020, and through May 18, 2021, we offered and sold in a private placement to accredited investors $6,705,000 of shares of common stock at a price of $3.75 per share. The investors in this private placement included an entity controlled by Mr. Cassidy, who is a member of our Board of Directors, which invested $1,200,000 for a total of 320,000 shares of common stock.

The 2021 Share and Warrant Offering

On September 30, 2021, we entered into securities purchase agreements with accredited investors pursuant to which we sold, in a private offering (i) an aggregate of 1,924,486 shares of our common stock and (ii) warrants to purchase up to an aggregate of 2,191,150 shares of common stock. Each investor was entitled to purchase one share of common stock and one warrant to purchase one share of common stock for an aggregate purchase price of $3.75. The warrants were immediately exercisable, have a three-year term and an exercise price of $8.25 per share.  The investors in the offering included an entity controlled by Mr. Cassidy, who is a member of our Board of Directors. The entity controlled by Mr. Cassidy purchased 106,666 shares of common stock and warrants to purchase 106,666 shares of common stock in the offering, for gross proceeds of $400,000. Other investors in this offering were entities controlled by Jeremy Boczulak, who, as a result of these investments, became a beneficial holder of more than 5% of our common stock. Pursuant to the terms of this offering, an investor who purchased more than 50% of the total offering amount in the offering was entitled to receive warrants to purchase an additional 266,666 shares of common stock. That investor was an entity controlled by Mr. Boczulak. In total, the entities controlled by Mr. Boczulak purchased 1,817,820 shares of common stock and warrants to purchase 2,084,484 shares of common stock in the offering, for gross proceeds of $6,816,826.

500 Limited

For the years ended September 30, 2022, and 2021, we paid 500 Limited $413,469 and $318,035, respectively, for programming services provided to Loop. 500 Limited is an entity controlled by Liam McCallum, our Chief Product and Technology Officer.

Related Person Transaction Approval Policy

We have in place a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, any members of the immediate family of any of the foregoing persons and any firms, corporations or other entities in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, or related parties, are not permitted to enter into a transaction with us without the prior consent of our Board of Directors acting through the audit committee or, in certain circumstances, the chairman of the audit committee. Any request for us to enter into a transaction with a related party, in which the amount involved exceeds $120,000 and such related party would have a direct or indirect interest must first be presented to our audit committee, or in certain circumstances the chairman of our audit committee, for review, consideration and approval. In approving or rejecting any such proposal, our audit committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the benefits to us, the availability of other sources of comparable products or services and the extent of the related person’s interest in the transaction.

Director Independence

Our common stock is listed on the NYSE American.   Under the rules of the NYSE American, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.

Our Board of Directors has determined that Mr. Cassidy, Ms. Penz, Ms. Zilka and Mr. Saint-Fleur are “independent directors” as such term is defined under the applicable rules of the NYSE American.

We have established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Our Board of Directors has determined that Ms. Penz is an “audit committee financial expert,” as defined under the applicable rules of the SEC, and that all members of the Audit Committee are “independent” within the meaning of the applicable NYSE American rule and the independence standards of Rule 10A-3 of the Exchange Act. Each of the members of the Audit Committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC and the NYSE American.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountants, Marcum LLP, for professional services rendered during the twelve months ended September 30, 2022, and 2021, are set forth in the table below:

Fee Category	Twelve months ending September 30, 2022	Twelve months ending September 30, 2021
Audit fees (1)	$323,420	$315,757
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for services not associated with audit or tax.

Pre-Approval Practices and Procedures

In December 2021, we established an Audit Committee, the purpose of which is to assist the Board of Directors in fulfilling its responsibilities related to our financial accounting, reporting and controls.  The Audit Committee’s principal functions are to assist the Board of Directors in its oversight of:

•the integrity of our accounting and financial reporting processes and the audits of our  financial statements by our independent auditors (the “Independent Auditors”);
•the periodic reviews of the adequacy of the accounting and financial reporting processes and systems of internal control that are conducted by the Independent Auditors and our senior management;
•the independence and performance of the Independent Auditors; and
•our compliance with legal and regulatory requirements.

Prior to December 2021, given the small size of our Board of Directors, our Board of Directors acted as our audit committee. Our board pre-approved all audit and permissible non-audit services, generally for up to one year. These services included audit services, audit-related services, tax services, and other services, and occasionally approved particular services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit No.	Exhibit Description

2.1

Agreement and Plan of Merger with Interlink Plus, Inc., Loop Media Acquisition, Inc. and Loop Media, Inc. dated January 3, 2020 (previously filed on January 6, 2020, as Exhibit 2.1 of the Current Report on Form 8-K)

2.2	Purchase Agreement by and between Interlink Plus, Inc. and Zixiao Chen, dated February 6, 2020, (previously filed on February 7, 2020, as Exhibit 2.2 of the Current Report on Form 8-K)

2.3	Plan of Merger between Interlink Plus, Inc. and Loop Media, Inc. dated May 22, 2020, (previously filed on June 11, 2020, as Exhibit 2.1 of the Current Report on Form 8-K)

2.4	Certificate of Ownership and Merger filed with the Delaware Secretary of State on June 8, 2020, (previously filed on June 11, 2020, as Exhibit 2.2 of the Current Report on Form 8-K)

2.5	Articles of Merger filed with the Nevada Secretary of State on June 9, 2020, (previously filed on June 11, 2020, as Exhibit 3.2 of the Current Report on Form 8-K)

2.6

Asset Acquisition Agreement by and between Loop Media, Inc., SPKR Inc. and PTK Investments, LLC (dba PTK Capital), in its capacity as the Seller Representative dated October 13, 2020, (previously filed on October 19, 2020, as Exhibit 2.1 of the Current Report on Form 8-K)

2.7

Share Purchase Agreement by and between Loop Media, Inc., Ithaca EMG Holdco LLC, and Ithaca Holdings, LLC, dated December 1, 2020, (previously filed on December 7, 2020, as Exhibit 2.1 of the Current Report on Form 8-K)

3.1	Certificate of Restated Articles of Incorporation of Loop Media, Inc. (previously filed on January 21, 2022, as Exhibit 3.1 of the Company's Transition Report on Form 10-KT)

3.2	Amended and Restated Bylaws of Loop Media, Inc. (previously filed on January 21, 2022, as Exhibit 3.2 of the Company's Transition Report on Form 10-KT)

4.1	Form of Warrant (previously filed on February 7, 2020, as Exhibit 4.1 of the Current Report on Form 8-K)

4.2	Form of First Amended and Restated Convertible Promissory Note (previously filed on February 7, 2020, as Exhibit 4.2 of the Current Report on Form 8-K)

4.3	Form of Senior Secured Promissory Note (previously filed on April 15, 2021, as Exhibit 4.4 of the Company’s Annual Report on Form 10-K)

4.4	Form of Common Stock Certificate (previously filed on August 10, 2021, as Exhibit 4.7 of the Company’s Registration Statement on Form S-8)

4.5	Form of Warrant (previously filed on October 5, 2021, as Exhibit 4.1 of the Company’s Current Report on Form 8-K)

Exhibit No.	Exhibit Description
4.6	Form of Amended Eagle Warrant (previously filed on March 1, 2022, as Exhibit 10.1 of the Company’s Current Report on Form 8-K)

4.7	Form of Amended Cassidy Warrant (previously filed on March 1, 2022, as Exhibit 10.2 of the Company’s Current Report on Form 8-K)

4.8	Form of Warrant, dated April 25, 2022 (previously filed on April 29, 2022, as Exhibit 4.1 of the Company’s Current Report on Form 8-K)

4.9	Form of Warrant, dated May 13, 2022 (previously filed on May 19, 2022, as Exhibit 4.1 of the Company’s Current Report on Form 8-K)

4.10**	Form of Underwriter Warrant (previously filed on September 19, 2022, as Exhibit 4.10 of the Company’s Registration Statement on Form S-1/A)

4.11*	Description of Loop Media, Inc.’s Securities

10.1

Restricted Stock Purchase Agreement by and between Interlink Plus, Inc. and Bruce A Cassidy 2013 Irrevocable Trust, dated February 5, 2020, (previously filed on February 7, 2020, as Exhibit 10.1 of the Current Report on Form 8-K)

10.2

Promissory Note made by Interlink Plus, Inc. in favor of Bruce Cassidy 2013 Irrevocable Trust, dated November 20, 2019, (previously filed on November 25, 2019, as Exhibit 99.1 of the Current Report on Form 8-K)

10.3†	Loop Media, Inc. Amended and Restated 2020 Equity Incentive Compensation Plan (previously filed on August 10, 2021, as Exhibit 4.6 of the Company’s Registration Statement on Form S-8)

10.4†	Employment Agreement by and between Jon Niermann and Loop Media, Inc., effective March 1, 2021 (previously filed on April 15, 2021 as Exhibit 10.4 of the Company’s Annual Report on Form 10-K)

10.5†	Employment Agreement by and between Liam McCallum and Loop Media, Inc., effective April 1, 2021, (previously filed on April 15, 2021, as Exhibit 10.5 of the Company’s Annual Report on Form 10-K)

10.6†	Employment Agreement by and between Andy Schuon and Loop Media, Inc., effective April 1, 2021, (previously filed on April 15, 2021, as Exhibit 10.6 of the Company’s Annual Report on Form 10-K)

10.7

Share Purchase Agreement by and between Loop Media, Inc., Ithaca EMG Holdco LLC, and Ithaca Holdings, LLC, dated April 27, 2021, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2021)

10.8

Share Purchase Agreement by and between Loop Media, Inc., Robert J. Graham, and Far West Entertainment HK Limited, dated April 27, 2021, (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 3, 2021)

Exhibit No.	Exhibit Description
10.9

Convertible Note and Warrant Purchase and Security Agreement by and between Loop Media, Inc., and Excel Family Partnership, LLP, dated as of April 1, 2021, (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 3, 2021)

10.10

Senior Secured Promissory Note issued in the name of Excel Family Partnership, LLP, dated as of April 1, 2021, (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 3, 2021)

10.11	Form of Purchase Agreement (previously filed on October 5, 2021, as Exhibit 10.1 of the Company’s Current Report on Form 8-K)

10.12	Form of Lock-Up Agreement (previously filed on October 5, 2021, as Exhibit 10.2 of the Company’s Current Report on Form 8-K)

10.13†	Employment Agreement, dated September 29, 2021, between Loop Media, Inc. and Neil Watanabe (previously filed on October 5, 2021, as Exhibit 10.3 of the Company’s Current Report on Form 8-K)

10.14†	Letter Agreement, dated September 29, 2021, between Loop Media, Inc. and Jim Cerna (previously filed on October 5, 2021, as Exhibit 10.4 of the Company’s Current Report on Form 8-K)

10.15

Non-Revolving Line of Credit Loan Agreement, effective as of April 25, 2022, by and between the Company and Excel Family Partners, LLLP (previously filed on April 29, 2022, as Exhibit 10.1 of the Company’s Current Report on Form 8-K)

10.16

Non-Revolving Line of Credit Promissory Note, dated April 25, 2022, by and between the Company and Excel Family Partners, LLLP (previously filed on April 29, 2022, as Exhibit 10.2 of the Company’s Current Report on Form 8-K)

10.17*	Non-Revolving Line of Credit Loan Agreement Amendment, dated as of December 14, 2022, by and between the Company and Excel Family Partners, LLLP
10.18*	Non-Revolving Line of Credit Promissory Note Amendment, dated as of December 14, 2022, by and between the Company and Excel Family Partners, LLLP
10.19

Non-Revolving Line of Credit Loan Agreement, effective as of May 13, 2022, by and between the Company, RAT Investment Holdings, LP, as administrator of the loan, and the institutions and individuals identified as lenders therein (previously filed on May 19, 2022, as Exhibit 10.1 of the Company’s Current Report on Form 8-K)

10.20

Loan and Security Agreement, dated July 29, 2022, by and between the Company and Industrial Funding Group, Inc. (previously filed on August 4, 2022, as Exhibit 10.1 of the Company’s Current Report on Form 8-K)

21.1	Subsidiaries of the Company (previously filed on January 21, 2022, as Exhibit 21.1 of the Company’s Transition Report on Form 10-KT)

23.1*	Consent of Marcum LLP

24.1	Power of Attorney (included on the signature page)

Exhibit No.	Exhibit Description

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
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

†	Indicates a management contract or compensation plan, contract or arrangement.

Financial Statements

The following documents are filed as part of this Form 10-K, as set forth on the Index to Financial Statements found on page F-1.

●	Report of Independent Registered Public Accounting Firm (Marcum LLP)
●	Consolidated Balance Sheets as of September 30, 2022, and 2021
●	Consolidated Statements of Operations for the twelve months ended September 30, 2022, and 2021

●	Consolidated Statement of Changes in Stockholders’ Equity for the twelve months ended September 30, 2022, and 2021
●	Consolidated Statements of Cash Flows for the twelve months ended September 30, 2022, and 2021
●	Notes to Consolidated Financial Statements

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Loop Media, Inc., a Nevada corporation
(Registrant)

December 20, 2022	By:	/s/ Jon Niermann
Jon Niermann
Chief Executive Officer
(Principal Executive Officer)

December 20, 2022	By:	/s/ Neil Watanabe
Neil Watanabe
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon Niermann
Jon Niermann	Chief Executive Officer and Director	December 20, 2022

/s/ Neil Watanabe	Chief Financial Officer (Principal Financial and Accounting Officer)	December 20, 2022
Neil Watanabe

/s/ Bruce Cassidy
Bruce Cassidy	Chairman of the Board	December 20, 2022

/s/ Denise Penz
Denise Penz	Director	December 20, 2022

/s/ David Saint-Fleur
David Saint-Fleur	Director	December 20, 2022

/s/ Sonya Zilka
Sonya Zilka	Director	December 20, 2022

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LOOP MEDIA, INC. AUDITED CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Loop Media, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loop Media, Inc. (the “Company”) as of September 30, 2022, and September 31, 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and September 30, 2021, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Costa Mesa, California

December 20, 2022

LOOP MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2022	2021
ASSETS
Current assets
Cash	$14,071,914	$4,162,548
Accounts receivable, net	12,590,970	1,571,226
Inventory	17,669	223,048
Prepaid expenses and other current assets	1,478,897	1,662,843
Content assets - current	745,633	850,263
Total current assets	28,905,083	8,469,928
Non-current assets
Deposits	63,889	34,289
Content assets - non current	678,659	365,360
Property and equipment, net	1,633,169	38,936
Operating lease right-of-use assets	76,696	237,094
Intangible assets, net	590,333	702,778
Goodwill	—	1,970,321
Total non-current assets	3,042,746	3,348,778
Total assets	$31,947,829	$11,818,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,453,801	$1,147,585
Accrued liabilities	5,620,873	434,858
Accrued royalties	4,559,088	633,463
Payable on acquisition	250,125	250,125
License content liabilities - current	1,092,819	985,000
Note payable - current	—	25,714
Deferred Income	140,764	191,331
Convertible debt related party - current, net	—	530,226
Lease liability - current	75,529	167,101
Total current liabilities	19,192,999	4,365,403
Non-current liabilities
Non-revolving line of credit, related party	2,575,753	—
Non-revolving line of credit	4,524,985	—
Convertible debt – related party, less current portion, net	—	2,458,194
Convertible debt, less current portion, net	—	404,319
Note payable – non-current	—	460,924
Derivative liability	—	1,058,633
Lease liability	—	75,530
Total non-current liabilities	7,100,738	4,457,600
Total liabilities	26,293,737	8,823,003

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity
Series B Convertible Preferred stock, $0.0001 par value, 3,333,334 shares authorized, 0 and 200,000 shares issued and outstanding as of September 30, 2022 and September 30, 2021, respectively. Liquidation preference of $1.50 per share before any payment to Series A Preferred or Common stock	—	20
Common Stock, $0.0001 par value, 105,555,556 shares authorized, 56,381,209 and 44,490,003 shares issued and outstanding as of September 30, 2022 and September 30, 2021, respectively	5,638	4,449
Additional paid in capital	101,970,318	69,833,650
Accumulated deficit	(96,321,864)	(66,842,416)
Total stockholders' equity	5,654,092	2,995,703
Total liabilities and stockholders' equity	$31,947,829	$11,818,706

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2022	2021

Revenue	$30,832,796	$5,069,149
Cost of revenue	19,450,398	4,165,066
Gross profit	11,382,398	904,083

Operating expenses
Selling, general and administrative	34,179,050	20,333,216
Impairment of goodwill and intangible assets	1,970,321	11,206,523
Total operating expenses	36,149,371	31,539,739

Loss from operations	(24,766,973)	(30,635,656)

Other income (expense)
Interest income	200	10,123
Interest expense	(3,620,212)	(1,690,552)
Gain (Loss) on extinguishment of debt, net	(1,607,782)	564,481
Gain (Loss) on settlement of obligation, net	—	(1,100)
Change in fair value of derivatives	514,643	159,017
Other income	—	4,279
Total other income (expense)	(4,713,151)	(953,752)
Loss before income taxes
Income tax (expense)/benefit	676	614,912
Net loss	$(29,479,448)	$(30,974,496)

Basic and diluted net loss per common share	$(0.61)	$(0.76)

Weighted average number of basic and diluted common shares outstanding	48,167,932	40,807,445

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED September 30, 2022 and 2021

1 for 3 share reverse stock split reflected for all years presented

	Preferred Stock Series B		Preferred Stock Series A		Common Stock		Common stock	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	subscriptions	in Capital	Deficit	Total
Balances, September 30, 2020	200,000	$20	30,667	$3	38,106,970	$3,811	$135,144	$36,677,520	$(35,867,920)	$948,578
Shares issued for cash	—	—	—	—	3,000,486	300	—	11,251,530	—	11,251,830
Cash received for common stock subscribed	—	—	—	—	—	—	350,000	—	—	350,000
Issuance of common stock subscribed	—	—	—	—	165,809	17	(485,144)	485,127	—	—
Conversion of convertible debenture	—	—	—	—	455,598	46	—	594,216	—	594,262
Stock-based compensation	—	—	—	—	—	—	—	8,292,265	—	8,292,265
Beneficial conversion feature of convertible debt	—	—	—	—	—	—	—	—	—	—
Warrants issued in conjunction with debentures	—	—	—	—	—	—	—	195,189	—	195,189
Shares issued for acquisition	—	—	—	—	819,299	82	—	6,553,153	—	6,553,235
Payment in kind interest stock payments	—	—	—	—	4,825	0	—	41,977	—	41,977
Shares issued for consulting fees	—	—	—	—	31,906	3	—	236,831	—	236,834
Shares issued for asset purchases	—	—	—	—	456,621	46	—	2,671,184	—	2,671,230
Warrants issued for severance	—	—	—	—	—	—	—	82,000	—	82,000
Warrants issued to consultant	—	—	—	—	—	—	—	492,000	—	492,000
Shares issued for debt settlement	—	—	—	—	32,630	3	—	194,800	—	194,803
Inducement for asset rights	—	—	—	—	393,626	39	—	2,065,957	—	2,065,996
Conversion of Series A convertible preferred to common stock	—	—	(30,667)	(3)	1,022,233	102	—	(99)	—	—
Net loss	—	—	—	—	—	—	—	—	(30,974,496)	(30,974,496)
Balances, September 30, 2021	200,000	$20	—	$—	44,490,003	$4,449	$—	$69,833,650	$(66,842,416)	$2,995,703
Payment in kind interest stock issuance					23,151	2		176,998		177,000
Stock-based compensation					—	—	—	8,988,681		8,988,681
Warrants issued for consulting fees					—	—	—	366,661		366,661
Beneficial conversion feature of convertible debenture					—	—	—	2,079,993		2,079,993
Conversion of Series B preferred stock	(200,000)	(20)			6,666,666	667	—	(647)		—
Warrants issued in conjunction with debt					—	—	—	4,322,984		4,322,984
Conversion of convertible debenture					1,988,266	199	—	5,313,153		5,313,352
Cashless exercise of warrants					578,847	57	—	(57)		—
Shares issued as part of uplist allotment					232,700	23	—	(23)		—
Shares issued for cash					2,400,000	240	—	10,888,925		10,889,165
Adjustment for fractional shares					1,576	1	—	—		1
Net loss	—	—	—	—	—	—	—	—	(29,479,448)	(29,479,448)
Balances, September 30, 2022	—	$—	—	$—	56,381,209	$5,638	$—	$101,970,318	$(96,321,864)	$5,654,092

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,479,448)	$(30,974,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	2,691,617	1,070,366
Depreciation and amortization expense	355,525	1,458,302
Amortization of license content assets	1,236,933	1,099,657
Amortization of right-of-use assets	160,398	144,841
Bad debt expense	441,223	323,878
Loss (gain) on extinguishment of debt, net	1,607,782	(579,486)
Change in fair value of derivative	(514,643)	(159,017)
Common stock issued to consultants	—	236,834
Warrants issued for consulting services	366,661	492,000
Warrants issued for severance	—	82,000
Stock-based compensation	8,988,681	8,292,265
Payment in kind for interest stock issuance	177,000	—
Goodwill tax benefit for Spkr and EON acquisitions	—	(719,688)
Gain on settlement of obligations	—	(13,900)
Loss on settlement of obligations	—	15,000
Impairment of goodwill and intangible assets	1,970,321	11,209,630
Change in operating assets and liabilities:
Accounts receivable	(11,460,966)	(1,005,975)
Prepaid income tax	(3,569)	102,126
Inventory	205,379	(183,973)
Prepaid expenses	(1,062,487)	(314,316)
Deposit	(29,600)	(14,458)
Accounts payable	5,611,133	1,036,129
Accrued expenses	5,445,805	(316,643)
Accrued royalties	3,925,625	633,463
License content liability	(1,160,000)	304,000
License contract asset	—	(1,615,000)
Operating lease liabilities	(167,101)	(145,766)
Deferred income	(50,567)	13,167
NET CASH USED IN OPERATING ACTIVITIES	(10,744,298)	(9,529,060)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of EON Media, net of cash acquired	—	(1,499,937)
Capitalized internally-developed content	(191,204)	—
Purchase of property and equipment	(1,823,893)	(22,249)
NET CASH USED IN INVESTING ACTIVITIES	(2,015,097)	(1,522,186)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock from prior year	1,250,000	10,001,825
Proceeds from PPP loan	—	486,638
Proceeds from issuance of convertible debt	2,079,993	2,950,000
Proceeds from non-revolving line of credit, net of repayments	10,766,546	—
Debt issuance costs	(87,646)	—
Proceeds from public offering, net of underwriting discount	12,060,933	—
Public offering issuance cost	(685,481)	—
Repayment of convertible debt	(2,715,583)	—
Repayment of stockholder loans	—	(546,592)
Proceeds from issuance of common stock subscribed	—	350,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,668,761	13,241,871

Change in cash and cash equivalents	9,909,366	2,190,625
Cash, beginning of period	4,162,548	1,971,923
Cash, end of period	$14,071,914	$4,162,548

SUPPLEMENTAL DISCLOSURES OF CASH FLOW STATEMENTS
Cash paid for interest	$194,591	$539,902
Cash paid for income taxes	$1,051	$800
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Common Stock issued for debt settlement	$—	$194,803
Conversion of convertible debenture to common stock	$5,313,352	$594,262
Common Stock issued for acquisition	$—	$6,553,235
Inducement for intangible asset rights	$—	$2,065,996
Early extinguishment of convertible debt	$2,097,833	$—
Payment in kind common stock payment	$177,000	$41,977
Shares and warrants issued	$—	$1,250,000
Warrants issued in conjunction with debt	$4,322,984	$—
Warrants issued as debt discount on convertible debenture	$—	$195,189
Shares issued for asset purchase	$—	$2,671,230
Conversion of Preferred Class A stock to common stock	$667	$307
Unpaid offering costs	$486,286	$—
Unpaid debt issuance costs	$215,224	$—
Shares issued for common stock subscribed	$—	$485,094

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2022 and 2021

NOTE 1 – BUSINESS

Loop Media, Inc., a Nevada corporation, (collectively, “Loop Media,” the “Company,” “we,” “us” or “our”) is a multichannel digital video platform media company that uses marketing technology, or “MarTech,” to generate our revenue and offer our services. Our technology and vast library of videos and licensed content enable us to curate and distribute short-form videos to out-of-home (“OOH”) dining, hospitality, retail, convenience stores and other locations and venues to enable them to inform, entertain and engage their customers. Our technology provides third-party advertisers with a targeted marketing and promotional tool for their products and services and, in certain instances, allows us to measure the number of potential viewers of such advertising and promotional materials. We also allow our OOH clients to access our service without advertisements by paying a monthly subscription fee.

We offer hand-curated music video content licensed from major and independent record labels, including Universal Music Group (“Universal”), Sony Music Entertainment (“Sony”), and Warner Music Group (“Warner” and collectively with Universal and Sony, the “Music Labels”), as well as non-music video content, which is predominantly licensed or acquired from third parties, including action sports clips, drone and atmospheric footage, trivia, news headlines, lifestyle channels and kid-friendly videos, as well as movie, television and video game trailers, amongst other content. We distribute our content and advertising inventory to digital screens located in OOH locations primarily through (i) our owned and operated platform (the “O&O Platform”) of Loop Media-designed “small-box” streaming Android media players (“Loop Players”) and legacy ScreenPlay (defined below) computers and (ii) through screens on digital platforms owned and operated by third parties (each a “Partner Platform” and collectively, the “Partner Platforms,” and together with the O&O Platform, the “Loop Platform”). As of September 30, 2022, we had 18,240 quarterly active units (“QAUs”) operating on our O&O Platform. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Key Performance Indicators.” We launched our Partner Platforms business beginning in May 2022 with one partner on approximately 17,000 of the partner’s screens, and are in the process of finalizing an additional approximately 13,500 screens in a second Partner Platform for a total of approximately 30,500 screens across our Partner Platforms in the near term.  We expect to begin earning revenue on these additional screens in our second fiscal quarter ending March 31, 2023.  Our legacy subscription-based business complements these newer businesses.

We moved to an advertising-based model and ramped up distribution of Loop Players for our O&O Platform starting in early 2021. We recently disabled our consumer mobile app, as we de-emphasize our direct to consumers (“D2C”) business to focus resources on our OOH business and services.

On September 26, 2022, a 1 for 3 reverse stock split of our common stock became effective. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively adjusted for the effects of the reverse split for all periods presented.

Liquidity and management’s Plan

In accordance with Accounting Standards Update, or ASU, No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Although it is difficult to predict our liquidity requirements, as of September 30, 2022, and based upon our current operating plan and September 2022 Offering and uplist to the NYSE American, we believe that we will have sufficient cash to meet our projected operating requirements for at least the next twelve months following the issuance of the annual consolidated financial statements based on the balance of cash and the projected cash flows from operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include our accounts and our wholly-owned subsidiary, EON Media Group Pte. Ltd. (“EON Media”). These consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”). All inter-company transactions and balances have been eliminated on consolidation.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in the revenue recognition of performance obligations, allowance for doubtful accounts, fair value of stock-based compensation awards, income taxes and going concern.

Segment reporting

We report as one reportable segment because we do not have more than one operating segment. Our business activities, revenues and expenses are evaluated by management as one reportable segment.

Cash

Cash and cash equivalents include all highly liquid monetary instruments with original maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits. We maintain our cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, our cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits. We have not experienced any loses on such accounts. On September 30, 2022, and 2021, we had no cash equivalents.

As of September 30, 2022, and 2021, approximately $13,821,914 and $3,655,716 of cash exceeded the FDIC insurance limits, respectively.

Accounts receivable

Accounts receivable represent amounts due from customers. We assess the collectability of receivables on an ongoing basis. A provision for the impairment of receivables involves significant management judgement and includes the review of individual receivables based on individual customers, current economic trends and analysis of historical bad debts. As of September 30, 2022, and 2021, we had recorded an allowance for doubtful accounts of $646,013 and $426,813, respectively.

Concentration of credit risk

During the twelve-months ended September 30, 2022, we had two customers which each individually comprised greater than 10% of net revenue. These customers represented 15%, and 11% respectively. No other customer accounted for more than 10% of net revenue during the periods presented.

As of September 30, 2022, three customers accounted for a total of 49% of our accounts receivable balance or 21%, 17%, and 11%, respectively. No other customer accounted for more than 10% of total accounts receivable.

We grant credit in the normal course of business to our customers. Periodically, we review past due accounts and make decisions about future credit on a customer-by-customer basis. Credit risk is the risk that one party to a financial instrument will cause a loss for the other party by failing to discharge an obligation.

Our concentration of credit risk was not significant as of September 30, 2022, and 2021.

Inventory

Inventories are valued at the lower of cost or net realizable value. We purchase inventory from a vendor and all inventory purchased is deemed finished goods. Cost is determined using the first-in-first-out basis for finished goods. Net realizable value is determined on the basis of anticipated sales proceeds less the estimated selling expenses. Management compares the cost of inventories with the net realizable value and an allowance is made to write down inventories to net realizable value, if lower. As of September 30, 2022, and 2021, we had recorded no valuation allowance.

Prepaid expenses

Expenditures paid in one accounting period which will not be consumed until a future period such as insurance premiums and annual subscription fees are accounted for on the balance sheet as a prepaid expense. When the asset is eventually consumed, it is charged to expense.

Content Asset

We capitalize the fixed content fees and corresponding liability when the license period begins, the cost of the content is known, and the content is accepted and available for streaming. If the licensing fee is not determinable or reasonably estimable, no asset or liability is recorded, and licensing costs are expensed as incurred. We amortize licensed content assets into cost of revenue, using the straight-line method over the contractual period of availability. The liability is paid in accordance with the contractual terms of the arrangement. Internally-developed content costs are capitalized in the same manner as licensed content costs, when the cost of the content is known and the content is ready and available for streaming. We amortize internally-developed content assets into cost of revenue, using the straight-line method over the estimated period of streaming.

Goodwill and other intangible assets

Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill and other intangible assets determined to have an indefinite useful life are not amortized but are subject to impairment tests. We conduct our annual impairment tests or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conducted the annual impairment test as of September 30, 2022.

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

In performing the quantitative test for impairment of goodwill, we compare the fair value of each reporting unit with its carrying amount, including goodwill, in order to identify a potential impairment. Measurement of the fair value of a reporting unit is based on a fair value measure using the sum of the discounted estimated future cash flows. Estimates of forecasted cash flows involve measurement uncertainty, and it is therefore possible that reductions in the carrying value of goodwill may be required in the future because of changes in management’s future cash flow estimates. When the fair value of a reporting unit is less than it carrying amount, goodwill of the reporting unit is considered to be impaired. Effective January 1, 2020, we adopted the guidance in Accounting Standards Update (“ASU”) 2017-04, Simplifying the

Test for Goodwill Impairment, which measures impairment amount as the excess of a reporting unit’s carrying amount over its fair value as determined by the quantitative test.

We measure impairment of indefinite-lived intangible assets, which consists of brand name, based on projected discounted cash flows. We also re-evaluate the useful life of the brand name to determine whether events and circumstances continue to support an indefinite useful life. For the twelve months ended September 30, 2022, we recorded a goodwill impairment charge of $1,387,235 related to our pre-2022 business acquisition of EON Media and $583,086 related to our pre-2022 asset purchase of SPKR. Additionally, for the twelve months ended September 30, 2022, we recorded a charge of $48,487 to write-off the brand name for EON Media. As of September 30, 2022, we had no remaining goodwill and $590,333 of net intangible assets. See Note 6 for Goodwill discussion.

Long-lived assets

We evaluate the recoverability of long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner that an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if their carrying amount is not recoverable through the undiscounted cash flows. The impairment loss is based on the difference between the carrying amount and estimated fair value as determined by discounted future cash flows. Our finite long-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to nine years. See Note 6 for Intangible assets discussion.

Property and equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life. Our capitalization policy is to capitalize property and equipment purchases greater than $3,000, as well as internally-developed software enhancements. Expenditures for maintenance and repairs are expensed as incurred. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in earnings.

See below for estimated useful lives:

Equipment	3-5 years
Software	3 years

Operating leases

We determine if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included on the face of the consolidated balance sheet.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for as a single lease component. For lease agreements with terms less than twelve months, we have elected the short-term lease measurement and recognition exemption, and we recognize such lease payments on a straight-line basis over the lease term.

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

On September 26, 2022, our convertible debentures converted to common stock as part of our public offering, uplist to the NYSE stock exchange, and in accordance with the terms of the original debt agreements. As of September 30, 2022, the remaining balance of the derivative liability was written off as part of the conversion to equity.

The following table summarizes fair value measurements of the Derivative Liability as of September 30, 2021:

	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	For Identical Items	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liabilities	—	—	1,058,633	1,058,633
Total	$—	$—	$1,058,633	$1,058,633

The following table summarizes changes in fair value measurements of the Derivative Liability during the twelve months ended September 30, 2022:

Balance as of September 30, 2021	$1,058,633
Change in fair value	(514,643)
Conversion of convertible debt	(543,990)
Balance as of September 30, 2022	$—

The following table summarizes the unobservable inputs used in the valuation of the derivatives as of September 30, 2021:

Expected term	1.17 - 2 years

Discount rate	7.12% - 11.09%

Volatility	90% - 110.0%

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

Conversion of convertible debt

On September 26, 2022, our convertible debentures converted to common stock as part of our public offering, uplist to the NYSE American stock exchange, and in accordance with the terms of the original debt agreements. As of September 30, 2022, the remaining balance of the derivative liability was written off as part of the conversion to equity.

Advertising costs

We expense all advertising costs as incurred. Advertising and marketing costs for the twelve months ended September 30, 2022, and 2021, were $6,833,640 and $983,030, respectively.

Revenue recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration we expect to receive in exchange for those products. In instances where final acceptance of the product is specified by the client, revenue is deferred until all acceptance criteria have been met. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of our products and services to clients in return for expected consideration and includes the following elements:

●	executed contracts with our customers that we believe are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation of the transaction price to each performance obligation; and
●	recognition of revenue only when we satisfy each performance obligation.

Performance obligations and significant judgments

Our revenue can be categorized into two revenue streams with the following performance obligations and recognition patterns:

Advertising revenue

Advertising revenue accounts for 85% of our revenue and includes revenue from direct and programmatic advertising as well as sponsorships. For all advertising revenue sources, we evaluate whether we should be considered the principal (i.e., report revenues on a gross basis) or an agent (i.e., report revenues on a net basis). We are considered the principal in our arrangements with content providers in our O&O Platform business and with our arrangements with our third-party partners in our Partner Platforms business and thus report revenues on a gross basis, wherein the amounts billed to our advertising demand partners, advertising agencies, and direct advertisers and sponsors are recorded as revenues, and amounts paid to content providers and third-party partners are recorded as expenses. We are considered the principal because we control the advertising space, are primarily responsible to our advertising demand partners and other parties filling our advertising inventory, have discretion in pricing and advertising fill rates and typically have an inventory risk.

For advertising inventory provided to advertisers through the use of an advertising demand partner or agency whose fees or commission is calculated based on a stated percentage of gross advertising spending, our revenues are reported net of agency fees and commissions.

For advertising revenue, we recognize revenue at the time the digital advertising impressions are filled and the advertisements are played and, for sponsorship revenue, we generally recognize revenue ratably over the term of the sponsorship arrangement as the sponsored advertisements are played.

Legacy and other business revenue

Legacy and other business revenue accounts for the remaining 15% of total revenue and includes streaming services, subscription content services, and hardware delivery, as described below:

o	Delivery of streaming services including content encoding and hosting. We recognize revenue over the term of the service based on bandwidth usage. Revenue from streaming services is insignificant.

o	Delivery of subscription content services in customized formats. We recognize revenue straight-line over the term of the service.

o	Delivery of hardware for ongoing subscription content delivery through software. We recognize revenue at the point of hardware delivery. Revenue from hardware sales is insignificant.

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

Deferred income

We bill subscription services in advance of when the service period is performed. The deferred income recorded at September 30, 2022, and 2021, represents our accounting for the timing difference between when the subscription fees are received and when the performance obligation is satisfied.  During the year ended September 30, 2022, and 2021, revenue of $191,331 and $128,622, respectively, was recognized from the deferred revenue balance at the beginning of each period.

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

The following securities are excluded from the calculation of weighted average diluted shares at September 30, 2022, and 2021, respectively, because their inclusion would have been anti-dilutive.

	September 30,	September 30,
	2022	2021
Options to purchase common stock	8,174,583	5,944,452
Warrants to purchase common stock	5,300,033	5,154,900
Restricted Stock Units (RSUs)	890,000
Series A preferred stock	—	—
Series B preferred stock	—	20,000,000
Convertible debentures	—	1,938,441
Total common stock equivalents	14,364,616	33,037,793

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

We recognize accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. We have also made a policy election to treat the income tax with respect to global intangible low-tax income as a period expense when incurred.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. The adoption of this standard in the first quarter of 2022 had no impact on our consolidated financial statements.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the previously reported financial position, results of operations, or cash flows. Previously reported accounts payable and accrued liabilities have now been disaggregated into accounts payable, accrued liabilities, and accrued royalty.

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

NOTE 3 – INVENTORY

Our finished goods inventory consisted of the following on September 30, 2022, and 2021:

	September 30,	September 30,
	2022	2021
Computers	$13,011	$6,881
Hasp keys	4,658	3,581
Loop player	—	212,586
Total inventory	$17,669	$223,048

NOTE 4 –CONTENT ASSETS

Content Assets

To stream video content to the users, we generally secure intellectual property rights to such content by obtaining licenses from, and paying royalties or other consideration to, rights holders or their agents. The licensing arrangements can be for a fixed fee, variable fee, or combination of both. The licensing arrangements specify the period when the content is available for streaming. The license content assets are two years in duration and include prepayments to distributors for customer subscription revenues, per play usage fees, and ad supported fees. We also develop certain content internally, which is capitalized when the content is ready and available for streaming, and generally amortized over a period of two years.

As of September 30, 2022, content assets were $745,633 recorded as Content asset, net – current and $678,659 recorded as Content asset, net – noncurrent, of which $177,784 was internally-developed content asset, net.

We recorded amortization expense in cost of revenue, in the consolidated statements of operations, related to capitalized content assets:

	Twelve months ended	Twelve months ended
	September 30,	September 30,
	2022	2021
Licensed Content Assets	$1,236,933	$1,099,658
Internally-Developed Assets	13,420	—
Total	$1,250,353	$1,099,658

Our content license contracts are typically two years. The amortization expense for the next two years for capitalized content assets as of September 30, 2022:

	Fiscal Year 2023	Fiscal Year 2024
Licensed Content Assets	$745,633	$500,875
Internally-Developed Assets	59,735	63,735
Total	$805,368	$564,610

License Content Liabilities

On September 30, 2022, we had $1,092,819 of obligations comprised of $1,092,819 in License content liability – current and $0 in License content liability – noncurrent on the Consolidated Balance Sheets. Payments for content liabilities for the twelve months ended September 30, 2022, were $1,160,000. The expected timing of payments for these content obligations is $1,092,819 payable in fiscal year 2023.

NOTE 5. PROPERTY AND EQUIPMENT

Our property and equipment, net consisted of the following as of September 30, 2022, and 2021:

	September 30,	September 30,
	2022	2021
Equipment	$1,962,743	$489,456
Software	404,058	53,450
	2,366,801	542,906
Less: accumulated depreciation	(733,632)	(503,970)
Total property and equipment, net	$1,633,169	$38,936

For the twelve months ended September 30, 2022, and 2021, depreciation expense, calculated using straight line method, charged to operations amounted to $229,661 and $13,390 respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2022, and 2021, the balance of goodwill was $0 and $1,970,321, respectively.

For the twelve months ended September 30, 2022, we recorded a goodwill impairment charge of $1,387,235 related to our pre-2022 business acquisition of EON Media and $583,086 related to our pre-2022 asset purchase from SPKR Inc. Additionally, for the twelve months ended September 30, 2022, we recorded a charge of $48,487 to write-off the brand name for EON Media. As of September 30, 2022, we had no remaining goodwill and $590,333 of net intangible assets.

Our other intangible assets, each definite lived assets, consisted of the following as of September 30, 2022, and 2021:

		September 30,	September 30,
	Useful life	2022	2021
Customer relationships	nine years	$1,012,000	$1,012,000
Content library	two years	198,000	198,000
Total intangible assets, gross		1,210,000	1,210,000

Less: accumulated amortization		(619,667)	(507,222)
Total		(619,667)	(507,222)
Total intangible assets, net		$590,333	$702,778

Amortization expense charged to operations amounted to $112,444 and $727,715, respectively, for the twelve months ended September 30, 2022, and 2021.

Annual amortization expense for the next five years and thereafter is estimated to be $28,113 (remaining in 2022), $112,444, $112,444, $112,444, $112,444, and $112,444, respectively. The weighted average life of the intangible assets subject to amortization is 5.2 years on September 30, 2022.

NOTE 7 – OPERATING LEASES

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

Lease liability is summarized below:

	September 30,	September 30,
	2022	2021
Short term portion	$75,529	$167,101
Long term portion	—	75,530
Total lease liability	$75,529	$242,631

Maturity analysis under these lease agreements are as follows:

2023	$84,175
2024	—
Total undiscounted cash flows	84,175
Less: 10% Present value discount	(8,646)
Lease liability	$75,529

Lease expense for the twelve months ended September 30, 2022, and 2021, was comprised of the following:

	Year ended September 30,
	2022	2021
Operating lease expense	$177,776	$137,530
Short-term lease expense	9,000	7,000

Total lease expense	$186,776	$144,530

Operating lease expense is included in selling, general and administration expenses in the consolidated statement of operations.

For the twelve months ended September 30, 2022, cash payments against lease liabilities totaled $184,480, accretion on lease liability of $17,379.

For the twelve months ended September 30, 2021, cash payments against lease liabilities totaled $134,207, accretion on lease liability of $26,084.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Weighted-average remaining lease term	0.51 years
Weighted-average discount rate	10%

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2022, and 2021:

	September 30,	September 30,
	2022	2021
Accounts payable	$7,453,801	$1,147,585

Performance bonuses	2,970,000	—
Insurance liabilities	602,970	20,250
Professional fees	505,169	—
Commissions	425,321	—
Interest payable	348,150	106,631
Marketing	344,309	—
Other accrued liabilities	424,954	307,977
Accrued liabilities	5,620,873	434,858

Accrued royalties	4,559,088	633,463

Total accounts payable and accrued expenses	$17,633,762	$2,215,906

NOTE 9 – DEBT

Lines of Credit as of September 30, 2022:
				Unpaid	Contractual
		Net Carrying Value		Principal	Interest Rates	Contractual	Warrants
Related party lines of credit:		Current	Long Term	Balance	Cash	Maturity Date	issued
$4,022,986 non-revolving line of credit, April 25, 2022	(1)	$—	$2,575,753	$4,022,986	12%	10/25/2023	383,141
Total related party lines of credit, net		$—	$2,575,753	$4,022,986

Lines of credit:
$2,200,000 non-revolving line of credit, May 13, 2022	(2)	$—	$1,494,469	$2,200,000	12%	11/13/2023	314,286
$6,000,000 revolving line of credit, July 29, 2022		—	3,030,516	4,543,560	Greater of 4% or Prime + 0	7/29/2024	—
Total lines of credit, net		$—	$4,524,985	$6,743,560

Non-Revolving Lines of Credit

On February 23, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “Prior Excel Loan Agreement”) with Excel Family Partnership, LLLP (“Excel”), an entity managed by Bruce Cassidy, a member of our Board of Directors, for aggregate principal amount of $1,500,000, which was amended on April 13, 2022, to increase the aggregate principal amount to $2,000,000 (the “$2m Loan”). Effective as of April 25, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “Excel Non-Revolving Loan Agreement”) with Excel for an aggregate principal amount of $4,022,986 (the “Excel Non-Revolving Loan”). The Excel Non-Revolving Loan matures eighteen (18) months from the date of the Excel Non-Revolving Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year. On April 25, 2022, we used $2,000,000 of the proceeds of the Excel Non-Revolving Loan to prepay all of the remaining outstanding principal and interest of the $2m Loan and the Prior Excel Loan Agreement was terminated in connection with such prepayment. Under the Excel Non-Revolving Loan Agreement, we granted to the lender a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof (which was subsequently subordinated in connection with our Revolving Loan Agreement (as defined below)). In connection with the Excel Non-Revolving Loan, on April 25, 2022, we issued a warrant for an aggregate of up to 383,141 shares of our common stock. The warrant has an exercise price of $5.25 per share, expires on April 25, 2025, and shall be exercisable at any time prior to the expiration date. Effective as of December 14, 2022, we entered into a Non-Revolving Line of Credit Agreement Amendment and a Non-Revolving line of Credit Promissory Note Amendment with Excel to extend the maturity date from eighteen (18) months to twenty-four (24) months from the date of the Excel Non-Revolving Loan.

The Excel Non-Revolving Loan had a balance, including accrued interest, amounting to $4,064,557 and $4,226,181 as of December 1, 2022, and September 30, 2022, respectively. We incurred interest expense for the Excel Non-Revolving Loan in the amount of $820,051 as of September 30, 2022.

Effective as of May 13, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “RAT Non-Revolving Loan Agreement”) with several institutions and individuals and RAT Investment Holdings, LP, as administrator of the loan (the “Loan Administrator”) for an aggregate principal amount of $2,200,000 (the “RAT Non-Revolving Loan”). The RAT Non-Revolving Loan matures eighteen (18) months from the effective date of the RAT Non-Revolving Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year. Under the RAT Non-Revolving Loan Agreement, we granted to the lenders under the RAT Non-Revolving Loan Agreement a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the Excel Non-Revolving Loan Agreement (which was subsequently subordinated in connection with our Revolving Loan Agreement). In connection with the RAT Non-Revolving Loan Agreement, on May 13, 2022, we issued a warrant (each a “Warrant” and collectively, the “Warrants”) to each lender under the RAT Non-Revolving Loan Agreement for an aggregate of up to 209,522 shares of our common stock (the “Warrant Shares”). Each Warrant has an exercise price of $5.25 per share, expires on May 13, 2025, and shall be exercisable at any time prior to the expiration date.

The warrants were accounted for as equity awards. We allocated the debt and warrant on a relative fair value basis to the proceeds received for the non-revolving lines of credit. We further allocated the fair value of $2,975,261 of the warrants at inception as a debt discount and recorded the straight-line amortization of debt discount as interest expense.

The RAT Non-Revolving Loan had a balance, including accrued interest, amounting to $2,213,933 and $2,301,260 as of December 1, 2022, and September 30, 2022, respectively. We incurred interest expense for the RAT Non-Revolving Loan in the amount of $346,847 as of September 30, 2022.

Revolving Loan Agreement

Effective as of July 29, 2022, we entered into a Loan and Security Agreement (the “Revolving Loan Agreement”) with Industrial Funding Group, Inc. (the “Initial Lender”) for a revolving loan credit facility for the initial principal sum of up to $4,000,000, and through the exercise of an accordion feature, a total sum of up to $10,000,000, evidenced by a Revolving Loan Secured Promissory Note, also effective as of July 29, 2022 (the “Revolving Loan”). Shortly after the effective date of the Revolving Loan, the Initial Lender assigned the Revolving Loan Agreement, and the loan documents related thereto, to GemCap Solutions, LLC (the “Senior Lender”).  Availability for borrowing under the Revolving Loan Agreement is dependent upon our assets in certain eligible accounts and measures of revenue, subject to reduction for reserves that the Senior Lender may require in its discretion, and the accordion feature is a provision whereby we may request that the Senior Lender increase availability under the Revolving Loan Agreement, subject to its sole discretion. Effective as of October 27, 2022, we entered into Amendment Number 1 to the Revolving Loan Agreement with the Senior Lender to increase the principal sum available from $4,000,000 to $6,000,000.    As of December 1, 2022, we had borrowed approximately $6,000,000 under the Revolving Loan. The Revolving Loan matures on July 29, 2024, and began accruing interest on the unpaid principal balance of advances, payable monthly in arrears, on September 7, 2022, at an annual rate equal to the greater of (I) the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) zero percent (0.00%), and (II) four percent (4.00%). Under the Revolving Loan Agreement, we have granted to the Senior Lender a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the loan, our existing secured lenders (the “Subordinated Lenders”) delivered subordination agreements (the “Subordination Agreements”) to the Senior Lender. We are permitted to make regularly scheduled payments, including payments upon maturity, to such subordinated lenders and potentially other payments subject to a measure of cash flow and receiving certain financing activity proceeds, in accordance with the terms of the Subordination Agreements. In connection with the delivery of the Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our common stock. Each warrant has an exercise price of $5.25 per share, expires on July 29, 2025 (the “Expiration Date”), and shall be exercisable at any time prior to the Expiration Date. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, a member of our Board of Directors, as directed by its affiliate, Excel Family Partners, LLLP, one of the Subordinated Lenders. The Subordinated Lenders receiving warrants for the remaining 104,759 warrant shares also will receive a cash payment of $22,000 six months from the date of the Subordination Agreements, representing one percent (1.00%) of the outstanding principal amount of the loan held by such Subordinated Lenders.

The warrants were accounted for as equity awards. We allocated the debt and warrant on a relative fair value basis to the proceeds received for the revolving loan agreement. We further allocated the fair value of the $1,347,719 of the warrants at inception as a debt discount and recorded the straight-line amortization of debt discount as interest expense.

The Revolving Loan had a balance, including accrued interest, amounting to $6,018,265 and $4,587,255 as of December 1, 2022, and September 30, 2022, respectively. We incurred interest expense for the Revolving Loan in the amount of $225,345 as of September 30, 2022.

Convertible Debentures

On September 26, 2022, our convertible debentures converted to common stock as part of our public offering, uplist to the NYSE stock exchange, and in accordance with the terms of the original debt agreements. As of September 30, 2022, there was no net carrying value nor unpaid principal balances on our convertible debentures upon the conversion to equity.

The 2023 Notes

We have previously borrowed funds for business operations from two of our stockholders, Dreamcatcher, LLC and Running Wind, LLC, each of which is a beneficial holder of more than 5% of our common stock, through convertible debt agreements (the “Convertible Promissory Notes”). Each Convertible Promissory Note was originally issued on December 5, 2018, on identical terms in the principal amount of $1,500,000, and each was amended and restated October 31, 2019, and October 23, 2020. The Convertible Promissory Notes carried interest at 10% per annum beginning on November 1, 2020, with monthly payments of unpaid interest accrued at 12.5% per annum to be paid in arrears through March 31, 2021, and were to mature on December 1, 2023. Beginning April 1, 2021, we began paying equal monthly installments of principal and interest on the Convertible Promissory Notes at 10% per annum. The Convertible Promissory Notes were convertible at any time prior to the maturity in whole or in part into shares of our common stock at a price of $1.80 per share.

On May 9, 2022, we completed a refinancing of the Convertible Promissory Notes, then having the aggregate principal amount of $2,068,399 by prepaying the principal and interest owed on such Convertible Promissory Notes in full under the terms of the notes and issuing new substantially identical unsecured convertible debentures in the aggregate principal amount of $2,079,993 (the “2023 Notes”) to LM Note Acquisition LLC. Jeremy Boczulak, a beneficial holder of more than 5% of our common stock, had a 75.72 percentage ownership interest in LM Note Acquisition LLC.  Mr.  Boczulak subsequently transferred his full interest in LM Note Acquisition LLC to his spouse (the “LM Note Transferee”). The 2023 Notes, like the Convertible Promissory Notes, had a maturity date of December 1, 2023, required monthly installments of principal and interest at 10% per annum and were convertible at any time prior to the maturity in whole or in part into shares of our common stock at a price of $1.80 per share. We had previously sought, but did not receive, certain concessions from the holders of the Convertible Promissory Notes related to ongoing monthly principal and interest payments and the conversion of the Convertible Promissory Notes into shares of our common stock in connection with any significant public equity capital raise by us. In connection with the issuance of the 2023 Notes, the holder thereof (the “2023 Noteholder”) agreed to a cessation of principal and interest payments on the 2023 Notes until December 1, 2022, at which time accrued interest would be paid in a lump sum in cash and monthly principal and interest payments would resume. The 2023 Noteholder further agreed to convert the 2023 Notes into shares of our common stock upon any significant public equity capital raise by us. Accordingly, the 2023 Notes were converted simultaneously with the closing of the September 2022 Offering into an aggregate of 1,199,875 shares of common stock, based on the outstanding principal and interest of $2,159,774 as of September 26, 2022, and the conversion price of $1.80 per share. Of this, an aggregate of 908,545 shares of common stock were issued to the LM Note Transferee, based on a 75.72 percentage ownership interest in LM Note Acquisition LLC, and the outstanding principal and interest of $1,635,381 as of September 26, 2022.

The 2023 Notes had aggregate remaining balances, including accrued interest, amounting to approximately $0 and $2,715,582 as of September 30, 2022, and 2021, respectively. We incurred interest expense for the Convertible Promissory Notes in the amounts of approximately $1,114,767 and $425,567 for the years ended September 30, 2022, and 2021, respectively.

In connection with an amendment to the Convertible Promissory Notes, in November 2019, we also issued warrants to purchase 591,784 shares of our common stock to Dreamcatcher, LLC and warrants to purchase 591,785 shares of our common stock to Running Wind, LLC, for an aggregate of 1,183,569 shares of our common stock, exercisable at $2.55 per share for a period of 10 years. These warrants were automatically converted at the closing of the September 2022 Offering through cashless exercise into an aggregate of 578,847 shares of our common stock.

The 2022 Notes

From December 1, 2020, to June 1, 2021, we sold in a private placement, (i) $2,950,000 in aggregate principal amount of Senior Secured Promissory Notes due December 1, 2022, (the “2022 Notes”) and (ii) warrants to purchase 107,951 shares of our common stock at an exercise price of $8.25 per share. The investors in this private placement included entities controlled by Mr. Cassidy, who is a member of our Board of Directors. In connection with the offering, the entities controlled by Mr. Cassidy purchased an aggregate of $2,350,000 principal amount of the 2022 Notes and warrants to purchase an aggregate of 71,210 shares of our common stock at $8.25 per share. The warrants have a term of 10 years. The 2022 Notes had a maturity date of December 1, 2022. The 2022 Notes accrued interest in two different ways: (A) at the rate of 4% per annum, payable in cash, from the date of issuance of each note as follows: (1) interest from the issue date to November 30, 2021, payable in advance on the date the note was executed; (2) six months of cash interest payable in arrears on June 1, 2022; and (3) six months of cash interest payable in arrears on the maturity date; and (B) at the rate of 6% per annum, payable in shares of our common stock in arrears on June 1, 2021, December 1, 2021, June 1, 2022, and the maturity date.

The 2022 Notes converted simultaneously with the closing of the September 2022 Offering into an aggregate of 788,391 shares, based on the outstanding principal and interest of $3,153,579 as of September 26, 2022, at a conversion price of $4.00 per share (which was 80% of $5.00, the public offering price per share for the September 2022 Offering). Of this, an aggregate of 634,250 shares of common stock were issued to entities controlled by Mr. Cassidy, based on the outstanding principal and interest of $2,537,008 as of September 26, 2022, at a conversion price of $4.00 per share.

The 2022 Notes had aggregate remaining balances, including accrued interest, amounting to approximately $0 and $3,060,829 as of September 30, 2022, and 2021, respectively. We incurred interest expense for the 2022 Notes in the amounts of approximately $1,103,979 and $ 546,082 for the years ended September 30, 2022, and 2021, respectively.

Convertible debentures as of September 30, 2021:
				Unpaid	Contractual
		Net Carrying Value		Principal	Interest Rates		Contractual	Warrants
Related party convertible debentures:		Current	Long Term	Balance	Cash	PIK	Maturity Date	issued
$3,000,000 convertible debenture amended October 23, 2020	(1)	$530,226	$876,256	$2,715,582	10%	—	12/1/2023	3,550,709
$750,000 convertible debenture, December 1, 2020	(2)	—	536,508	750,000	4%	6%	12/1/2022	68,182
$800,000 convertible debenture, April 1, 2021	(2)	—	534,114	800,000	4%	6%	12/1/2022	72,727
$400,000 convertible debenture, May 1, 2021	(2)	—	259,246	400,000	4%	6%	12/1/2022	36,364
$400,000 convertible debenture, June 2, 2021	(2)	—	252,070	400,000	4%	6%	12/1/2022	36,364
Total related party convertible debentures, net		$530,226	$2,458,194	$5,065,582

Convertible debentures:
$350,000 convertible debenture, January 12, 2021	(2)	$—	$243,578	$350,000	4%	6%	12/1/2022	87,500
$250,000 convertible debenture, May 21, 2021	(2)	—	160,741	250,000	4%	6%	12/1/2022	22,727
Total convertible debentures, net		$—	$404,319	$600,000

1) Unsecured convertible debentures (at $1.80 per common share) issued to related parties, amended October 23, 2020, interest at 10% per annum beginning November 1, 2020, monthly payments of unpaid interest accrued at 12.5% per annum will be paid in arrears through March 31, 2021, beginning April 1, 2021, we began paying equal monthly installments of principal and interest at 10% per annum through December 1, 2023. The debentures are convertible at any time prior to the maturity in whole or in parts into our common shares at a price of $1.80 per common share. We issued 3,550,709 common share purchase warrants, with each warrant exercisable at $2.55 for a period of 10 years. The beneficial conversion feature totaled $612,313 and was recorded as a debt discount. We also recorded the allocated fair value of the warrants $2,387,687 as additional debt discount.

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

Conversion of Convertible Debentures During Fiscal Year Ended September 30, 2021

Convertible debentures (at $1.80 per common share) issued to a former officer, interest at 10% per annum, amended as of October 22, 2020, provides those monthly payments of $7,939 including principal and interest are to be made beginning December 1, 2020, through its maturity date of December 1, 2023; secured by 1,666,666 shares of our common stock which are owned by our Chief Executive Officer. The debenture is convertible at any time prior to December 1, 2023, in whole or in parts into our common stock at a price of $1.80 per common share. As the effective conversion rate based on the principal $287,000 was $1.80 per share which was less than our stock price on the date of issuance, a beneficial conversion feature was present at the issuance date. The beneficial conversion feature totaled $30,996 and was recorded as a debt discount. For the nine months ended September 30, 2021, principal payments totaled $29,939. On July 2, 2021, $216,105 total debenture and $1,800 of unpaid accrued interest was converted into 121,058 shares of common stock and we recognized a gain on debt extinguishment of $15,006 on debenture discount.

Secured convertible debenture (primary interest in all our assets), interest at 11% per annum, accrued monthly and the outstanding principal and unpaid accrued interest was due January 8, 2021. $326,143 total debenture and $50,213 of unpaid accrued interest was converted into 334,539 shares of common stock on January 8, 2021. The lender received 334,539 shares of common stock from this conversion and we recognized no gain or loss.

The following table presents the interest expense related to the contractual interest coupon and the amortization of debt discounts on the convertible debentures:

	Year ended September 30,
	2022	2021
Interest expense	$506,654	$605,839
Interest accretion	—	449,096
Amortization of debt discounts	1,712,092	621,274
Total	$2,218,746	$1,676,209

NOTE 10 – COMMITMENTS AND CONTINGENCIES

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of September 30, 2022.

NOTE 11 – RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

The September 2022 Offering

On September 26, 2022, we completed the September 2022 Offering of 2,400,000 shares of our common stock. One of our existing shareholders, Excel Family Partners, LLLP, an entity managed by Bruce Cassidy, a member of our Board of Directors, purchased 460,000 shares in the September 2022 Offering at the offering price of $5.00 per share.

Revolving Loan Agreement

Effective as of July 29, 2022, we entered into our Revolving Loan Agreement. In connection with the loan under the Revolving Loan Agreement, the Subordinated Lenders delivered Subordination Agreements to the Senior Lender. In connection with the delivery of the Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our common stock. Each warrant has an exercise price of $5.25 per share, expires on July 29, 2025. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, a member of our Board of Directors, as directed by its affiliate, Excel Family Partners, LLLP, one of the Subordinated Lenders.

Excel Non-Revolving Loan Agreement

On February 23, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “Prior Excel Loan Agreement”) with Excel, an entity managed by Bruce Cassidy, a member of our Board of Directors, for aggregate principal amount of $1,500,000, which was amended on April 13, 2022, to increase the aggregate principal amount to $2,000,000 (the “$2m Loan”). Effective as of April 25, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “Excel Non-Revolving Loan Agreement”) with Excel for an aggregate principal amount of $4,022,986 (the “Excel Non-Revolving Loan”). The Excel Non-Revolving Loan matures eighteen (18) months from the date of the Excel Non-Revolving Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year. On April 25, 2022, we used $2,000,000 of the proceeds of the Excel Non-Revolving Loan to prepay all of the remaining outstanding principal and interest of the $2m Loan and the Prior Loan Agreement was terminated in connection with such prepayment. Under the Excel Non-Revolving Loan Agreement, we granted to the lender a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof (which was subsequently subordinated in connection with the Revolving Loan Agreement). In connection with the Excel Non-Revolving Loan, on April 25, 2022, we issued a warrant for an aggregate of up to 383,141 shares of our common stock. The warrant has an exercise price of $5.25 per share, expires on April 25, 2025, and shall be exercisable at any time prior to the expiration date. Effective as of December 14, 2022, we entered into a Non-Revolving Line of Credit Agreement Amendment and a Non-Revolving line of Credit Promissory Note Amendment with Excel to extend the maturity date from eighteen (18) months to twenty-four (24) months from the date of the Excel Non-Revolving Loan.

The Excel Non-Revolving Loan had a balance, including accrued interest, amounting to $4,064,557 and $4,226,181 as of December 1, 2022, and September 30, 2022, respectively. We incurred interest expense for the Excel Non-Revolving Loan in the amount of $820,051 as of September 30, 2022.

The 2023 Notes

We have previously borrowed funds for business operations from two of our stockholders, Dreamcatcher, LLC and Running Wind, LLC, each of which is a beneficial holder of more than 5% of our common stock, through convertible debt agreements (the “Convertible Promissory Notes”). Each Convertible Promissory Note was originally issued on December 5, 2018, on identical terms in the principal amount of $1,500,000, and each was amended and restated October 31, 2019, and October 23, 2020. The Convertible Promissory Notes carried interest at 10% per annum beginning on November 1, 2020, with monthly payments of unpaid interest accrued at 12.5% per annum to be paid in arrears through March 31, 2021, and were to mature on December 1, 2023. Beginning April 1, 2021, we began paying equal monthly installments of principal and interest on the Convertible Promissory Notes at 10% per annum. The Convertible Promissory Notes were convertible at any time prior to the maturity in whole or in part into shares of our common stock at a price of $1.80 per share.

On May 9, 2022, we completed a refinancing of the Convertible Promissory Notes, then having the aggregate principal amount of $2,068,399 by prepaying the principal and interest owed on such Convertible Promissory Notes in full under the terms of the notes and issuing new substantially identical unsecured convertible debentures in the aggregate principal amount of $2,079,993 (the “2023 Notes”) to LM Note Acquisition LLC. Jeremy Boczulak, a beneficial holder of more than 5% of our common stock, had a 75.72 percentage ownership interest in LM Note Acquisition LLC.  Mr.  Boczulak subsequently transferred his full interest in LM Note Acquisition LLC to his spouse, (the “LM Note Interest Transferee”).  The 2023 Notes, like the Convertible Promissory Notes, had a maturity date of December 1, 2023, required monthly installments of principal and interest at 10% per annum and were convertible at any time prior to the maturity in whole or in part into shares of our common stock at a price of $1.80 per share. We had previously sought, but did not receive, certain concessions from the holders of the Convertible Promissory Notes related to ongoing monthly principal and interest payments and the conversion of the Convertible Promissory Notes into shares of our common stock in connection with any significant public equity capital raise by us. In connection with the issuance of the 2023 Notes, the holder thereof (the “2023 Noteholder”) agreed to a cessation of principal and interest payments on the 2023 Notes until December 1, 2022, at which time accrued interest would be paid in a lump sum in cash and monthly principal and interest payments would resume. The 2023 Noteholder further agreed to convert the 2023 Notes into shares of our common stock upon any significant public equity capital raise by us. Accordingly, the 2023 Notes were converted simultaneously with the closing of the September 2022 Offering into an aggregate of 1,199,875 shares of common stock, based on the outstanding principal and interest of $2,159,774 as of September 26, 2022, and the conversion price of $1.80 per share. Of this, an aggregate of 908,545 shares of common stock were issued to the LM Note Interest Transferee, based on a 75.72 percentage ownership interest in LM Note Acquisition LLC, and the outstanding principal and interest of $1,635,381 as of September 26, 2022.

The 2023 Notes had aggregate remaining balances, including accrued interest, amounting to approximately $0 and $2,715,582 as of September 30, 2022, and 2021, respectively. We incurred interest expense for the Convertible Promissory Notes in the amounts of approximately $1,114,767 and $425,567 for the years ended September 30, 2022, and 2021, respectively.

In connection with an amendment to the Convertible Promissory Notes, in November 2019, we also issued warrants to purchase 591,784 shares of our common stock to Dreamcatcher, LLC and warrants to purchase 591,785 shares of our common stock to Running Wind, LLC, for an aggregate of 1,183,569 shares of our common stock, exercisable at $2.55 per share for a period of 10 years. These warrants were automatically converted at the closing of the September 2022 Offering through cashless exercise into an aggregate of 578,847 shares of our common stock.

The 2022 Notes

From December 1, 2020, to June 1, 2021, we sold in a private placement, (i) $2,950,000 in aggregate principal amount of Senior Secured Promissory Notes due December 1, 2022, (the “2022 Notes”) and (ii) warrants to purchase 107,951 shares of our common stock at an exercise price of $8.25 per share. The investors in this private placement included entities controlled by Mr. Cassidy, who is a member of our Board of Directors. In connection with the offering, the entities controlled by Mr. Cassidy purchased an aggregate of $2,350,000 principal amount of the 2022 Notes and warrants to purchase an aggregate of 71,210 shares of our common stock at $8.25 per share. The warrants have a term of

10 years. The 2022 Notes had a maturity date of December 1, 2022. The 2022 Notes accrued interest in two different ways: (A) at the rate of 4% per annum, payable in cash, from the date of issuance of each note as follows: (1) interest from the issue date to November 30, 2021, payable in advance on the date the note was executed; (2) six months of cash interest payable in arrears on June 1, 2022; and (3) six months of cash interest payable in arrears on the maturity date; and (B) at the rate of 6% per annum, payable in shares of our common stock in arrears on June 1, 2021, December 1, 2021, June 1, 2022, and the maturity date.

The 2022 Notes converted simultaneously with the closing of the September 2022 Offering into an aggregate of 788,391 shares, based on the outstanding principal and interest of $3,153,579 as of September 26, 2022, at a conversion price of $4.00 per share (which was 80% of $5.00, the public offering price per share for the September 2022 Offering). Of this, an aggregate of 634,250 shares of common stock were issued to entities controlled by Mr. Cassidy, based on the outstanding principal and interest of $2,537,008 as of September 26, 2022, at a conversion price of $4.00 per share.

The 2022 Notes had aggregate remaining balances, including accrued interest, amounting to approximately $0 and $3,060,829 as of September 30, 2022, and 2021, respectively. We incurred interest expense for the 2022 Notes in the amounts of approximately $1,103,979 and $546,082 for the years ended September 30, 2022, and 2021, respectively.

The 2020 and 2021 Share Offering

Beginning on August 15, 2020, and through May 18, 2021, we offered and sold in a private placement to accredited investors $6,705,000 of shares of common stock at a price of $3.75 per share. The investors in this private placement included an entity controlled by Mr. Cassidy, who is a member of our Board of Directors, which invested $1,200,000 for a total of 320,000 shares of common stock.

The 2021 Share and Warrant Offering

On September 30, 2021, we entered into securities purchase agreements with accredited investors pursuant to which we sold, in a private offering (i) an aggregate of 1,924,486 shares of our common stock and (ii) warrants to purchase up to an aggregate of 2,191,150 shares of common stock. Each investor was entitled to purchase one share of common stock and one warrant to purchase one share of common stock for an aggregate purchase price of $3.75. The warrants were immediately exercisable, have a three-year term and an exercise price of $8.25 per share.  The investors in the offering included an entity controlled by Mr. Cassidy, who is a member of our Board of Directors. The entity controlled by Mr. Cassidy purchased 106,666 shares of common stock and warrants to purchase 106,666 shares of common stock in the offering, for gross proceeds of $400,000. Other investors in this offering were entities controlled by Jeremy Boczulak, who, as a result of these investments, became a beneficial holder of more than 5% of our common stock. Pursuant to the terms of this offering, an investor who purchased more than 50% of the total offering amount in the offering was entitled to receive warrants to purchase an additional 266,666 shares of common stock. That investor was an entity controlled by Mr. Boczulak. In total, the entities controlled by Mr. Boczulak purchased 1,817,820 shares of common stock and warrants to purchase 2,084,484 shares of common stock in the offering, for gross proceeds of $6,816,826.

500 Limited

For the years ended September 30, 2022, and 2021, we paid 500 Limited $413,469 and $318,035, respectively, for programming services provided to Loop. 500 Limited is an entity controlled by Liam McCallum, our Chief Product and Technology Officer.

NOTE 12 –STOCKHOLDERS’ EQUITY (DEFICIT)

Convertible Preferred Stock

Of the 16,666,667 shares of preferred stock authorized, we had designated (i) 3,333,334 shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and (ii) 3,333,334 shares of preferred stock as Series B Preferred. As of September 30, 2022, and September 30, 2021, we had 0 and 200,000 shares of Series B convertible preferred stock issued and outstanding, respectively.

As of September 30, 2022, there were (i) no shares of Series A Preferred Stock issued and outstanding, and (ii) no shares of Series B Preferred Stock issued and outstanding. As of September 30, 2022, and September 30, 2021,  we had 0 and 0 shares of Series A convertible preferred stock issued and outstanding, respectively. Each share of Series A Preferred Stock has a liquidation preference of $1.50 per share, is entitled to 100 votes per share, and is convertible at any time at the discretion of the holder thereof into 100 shares of common stock. Each share of Series B Preferred Stock has a liquidation preference of $1.50 per share, is entitled to 100 votes per share and is convertible at any time at the discretion of the holder thereof into 100 shares of common stock. We evaluated the features of the Convertible Preferred Stock under ASC 480 and classified them as permanent equity because the Convertible Preferred stock is not mandatorily or contingently redeemable at the stockholder’s option and the liquidation preference that exists does not fall within the guidance of SEC Accounting Series Release No. 268 – Presentation in Financial Statements of “Redeemable Preferred Stocks” (“ASR 268”).

Change in Number of Authorized and Outstanding Shares

On September 26, 2022, a 1 for 3 reverse stock split of our common stock became effective. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively adjusted for the effects of the reverse split for all periods presented.

Common stock

Our authorized capital stock consists of 105,555,556 shares of common stock, $0.0001 par value per share, and 3,333,334 shares of preferred stock, $0.0001 par value per share. As of September 30, 2022, and September 30, 2021,  there were 56,381,209, and 44,490,003, respectively, shares of common stock issued and outstanding.

Twelve months ended September 30, 2022

During the twelve months ended September 30, 2022, we issued 23,151 shares of common stock with a value of $177,000 as payment in kind for accrued interest due on certain convertible notes. Of this amount, 55,329 shares of common stock at a value of $141,000 was issued to a board member.

During the twelve months ended September 30, 2022, we issued 6,666,666 shares of common stock to a board member upon conversion of 200,000 shares of Series B Preferred Stock.

During the twelve months ended September 30, 2022, we issued an aggregate of 2,634,145 shares of common stock for gross cash proceeds of $13,163,500 and incurred $2,274,335 of issuance costs and underwriters discount, in a public offering.

During the twelve months ended September 30, 2022, we converted convertible notes plus accrued interest in the amount of $5,313,352 into 1,988,266 shares of common stock.

During the twelve months ended September 30, 2022, we issued 578,847 shares of common stock in connection with the exercise of warrants.

Twelve months ended September 30, 2021

We issued an aggregate of 3,000,486 shares of common stock for gross cash proceeds of $11,251,825. We recorded no offering costs.

We issued 165,809 shares of common stock in satisfaction of a common stock subscription of $485,144.

We converted a convertible note plus accrued interest in the amount of $376,356 into 334,539 shares of common stock. We also converted a convertible note plus accrued interest in the amount of $217,905 into 121,058 shares of common stock.

We issued 819,299 shares of common stock with a value of $6,553,235 for the 100% business acquisition of EON Media.

We issued 1,022,233 shares of common stock in connection with the conversion of series A convertible preferred stock.

We issued 4,825 shares of common stock for $41,977 payment in kind interest payable in common stock.

We issued 31,906 shares of common stock for consulting services valued at $236,834.

We issued 426,257 shares of common stock, valued at $2,260,799 capitalized as license content assets. Subsequently we recognized impairment expense of $2,260,799 for non- recoverable license content assets.

We entered into securities purchase agreements with accredited investors pursuant to which we sold, in a private offering,1,924,486 shares of common stock, and warrants to purchase up to an aggregate of 2,191,153 shares of common stock. We issued 106,666 shares of common stock to a related party valued at $295,181. We issued 1,751,153 shares of common stock under the offering valued at $4,663,116.

NOTE 13 – STOCK OPTIONS AND WARRANTS

Options

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from using our historical stock prices. We account for the expected life of options based on the contractual life of options for non-employees. For employees, we account for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

The following table summarizes the stock option activity for the twelve months ended September 30, 2022:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at September 30, 2021	5,944,449	$3.12	8.30	$25,478,339
Grants	2,428,384	5.45	9.83	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(198,270)	4.51	—	—
Outstanding at September 30, 2022	8,174,563	$3.78	8.05	$9,188,491
Exercisable at September 30, 2022	5,915,513	$3.42	7.72	$7,883,971

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price greater than our stock price of $4.46 as of September 30, 2022, and $22.05 as of September 30, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options on September 30, 2022:

Options outstanding
		Weighted	Options
		average	exercisable
Exercise	Number of	remaining life	number of
price	options	in years	options
$2.58	382,790	3.91	382,790
1.98	1,472,892	6.09	1,472,892
2.67	833,333	7.71	711,333
3.30	2,623,830	8.12	1,683,355
1.71	100,000	8.42	100,000
8.52	83,333	8.58	83,333
8.25	200,000	8.59	88,889
7.05	16,667	8.81	6,481
7.20	16,667	8.82	6,481
7.50	16,667	8.84	16,667
6.90	278,727	9.02	153,732
7.05	25,000	9.07	—
8.25	141,667	9.56	—
7.74	45,000	9.62	—
7.05	8,333	9.79	—
7.86	6,667	9.92	—
4.95	1,922,990	9.99	1,209,560
	8,174,563		5,915,513

Stock-based compensation

We recognize compensation expense for all stock options granted using the fair value-based method of accounting. During the twelve months ended September 30, 2022, we issued 2,428,384 options valued at $5.45 per option. As of September 30, 2022, the total compensation cost related to nonvested awards not yet recognized is $10,245,171 and the weighted average period over which expense is expected to be recognized in months is 26.4.

We calculated the fair value of options issued using the Black-Scholes option pricing model, with the following assumptions:

September 30, 2022

Weighted average fair value of options granted	$3.78
Expected life	5.00 - 6.12 years
Risk-free interest rate	0.01 - 3.88%
Expected volatility	55.80 - 70.00%
Expected dividends yield	—%
Forfeiture rate	—%

The stock-based compensation expense related to option grants was $8,889,474 and $8,158,013, for the twelve months ended September 30, 2022, and 2021, respectively.

Restricted stock units

In September 2022, we adopted a compensation policy, pursuant to the Amended and Restated 2020 Equity Incentive Plan, where we established and granted Restricted Stock Unit (RSU) awards to certain officers and key employees. We granted 890,000 RSUs which vest over time subject to continued service. Each RSU was valued at the public offering price during our initial public offering of $5 per share, vesting 25% upon one year from the grant date and the remainder in equal quarterly installments over three years. As of September 30, 2022, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is $4,357,292 and the weighted average period over which expense is expected to be recognized in months is 47.0.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of our common stock:

Warrants outstanding			Warrants exercisable
		Weighted			Weighted
		average			average
		remaining	Weighted		remaining
		contractual	average		contractual
	Number	life	exercise	Number	life
Exercise prices	outstanding	(years)	price	exercisable	(years)
$2.58	100,000	7.03	2.58	100,000	7.03
2.57	666,666	4.19	2.57	666,666	4.19
2.25	888,888	7.45	2.25	888,888	7.45
8.25	107,952	0.17	8.25	107,952	0.17
8.40	16,666	8.57	8.40	16,666	8.57
8.25	2,191,149	2.00	8.25	2,191,149	2.00
7.05	62,438	4.46	7.05	30,397	4.46
5.25	383,141	2.57	5.25	383,141	2.57
5.25	209,522	2.62	5.25	209,522	2.62
9.00	66,666	2.63	9.00	51,666	2.63
7.95	100,000	2.71	7.95	-	-
5.25	296,329	2.83	5.25	296,329	2.83
6.00	192,000	4.99	6.00	192,000	4.99
6.00	18,616	5.00	6.00	18,616	5.00

The following table summarizes the warrant activity for the twelve months ended September 30, 2022:

		Weighted
		average
		exercise
	Number of	price per
	shares	share
Outstanding at September 30, 2021	5,154,890	$4.89
Issued	1,328,712	5.84
Exercised	(1,183,569)	2.58
Expired	—	—
Outstanding at September 30, 2022	5,300,033	$5.82

We record all warrants granted using the fair value-based method of accounting.

During the twelve months ended September 30, 2022, we issued 229,104 warrants to various companies for consulting services and recorded consulting expense of $366,662.

During the twelve months ended September 30, 2022, we issued 888,992 warrants in conjunction with non-revolving lines of credit.

During the twelve months ended September 30, 2022, we issued 210,616 warrants in conjunction with our public stock offering.

We calculated the fair value of warrants issued using the Black-Scholes option pricing model, with the following assumptions:

September 30, 2022

Weighted average fair value of warrants granted	$5.84
Expected life	1.75 - 10	years
Risk-free interest rate	0.15 - 3.39%
Expected volatility	57.30 - 70.00%
Expected dividends yield	-%
Forfeiture rate	-%

NOTE 14 - INCOME TAX

The Inflation Reduction Act of 2022 (the “Act”) was signed into U.S. law on August 16, 2022.   The Act includes various tax provisions, including an excise tax on stock repurchases, expanded tax credits for clean energy incentives, and a corporate alternative minimum tax that generally applies to U.S. corporations with average adjusted financial statement income over a three year period in excess of $1 billion. We do not expect the Act to materially impact our financial statements.

On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was enacted and provided clarification on the tax deductibility of expenses funded with PPP loans as fully deductible for tax purposes. During the years ended September 30, 2022, and September 30, 2021, we recorded income for financial reporting purposes related to the forgiveness of some of our PPP loans. The forgiveness of these PPP loans was not taxable.

On March 27, 2020, the CARES Act was enacted to provide economic relief to those impacted by the COVID-19 pandemic. In addition to the PPP loans, the CARES Act made various tax law changes including among other things (i) modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 tax years to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes, (ii) enhanced recoverability of AMT tax credit carryforwards, (iii) increased the limitation under Internal Revenue Code ("IRC") Section 163(j) for 2019 and 2020 to permit additional expensing of interest, and (iv) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k). Other than PPP loans, the CARES Act did not have a material impact to our financial statements.

The components of income (loss) before the provision (benefit) for income taxes are as follows:

	September 30, 2022	September 30, 2021
Domestic Operations	$(29,123,124)	$(24,670,511)
Foreign Operations	(356,324)	(6,918,858)
Total	$(29,479,448)	$(31,589,369)

The provision for income taxes consists of the following:

Current:	September 30, 2022	September 30, 2021
Federal	$—	$98,372
State	(676)	6,395

Foreign	—	—
Total Current provision (benefit)	(676)	104,767
Deferred:
Federal	—	(455,107)
State	—	(102,479)
Foreign	—	(162,093)
Total Deferred provision (benefit)	—	(719,679)
Total provision (benefit)	$(676)	$(614,912)

The effective tax rate differs from the U.S. income tax rate as follows:

	September 30, 2022	September 30, 2021
U.S. federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	1.65%	2.00%
Goodwill impairment	(1.40)%	(3.43)%
Non-deductible items	(0.12)%	(0.20)%
Change in valuation allowance	(18.08)%	(15.13)%
Change in tax rates	(0.18)%	0.11%
US effects of foreign operations	(0.04)%	(0.31)%
Deferred tax true-up	(2.79)%	—%
Other	(0.04)%	(2.09)%
Effective tax rate	0.00%	1.95%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

Deferred tax assets:	September 30, 2022	September 30, 2021
Net operating losses	$10,045,027	$6,284,425
Allowance for doubtful accounts	189,124	87,771
Stock-based compensation	3,982,495	1,765,463
Operating right of use assets	—	1,331
Accrued expenses	4,806	259,264
Amortization of debt discount	—	643,848
Intangible book/tax basis difference	1,695,480	2,124,796
Total deferred tax assets, net	15,916,932	11,166,898
Less: reserve for allowance	(14,748,164)	(10,521,546)
Total deferred tax assets, net of valuation allowance	$1,168,768	$645,352

Deferred tax liabilities:
Fixed assets book/ tax basis difference	(298,437)	(1,504)
Operating right of use assets	(277)	—
Derivative liability	—	(643,848)
Debt discount	(870,054)	—
Total deferred tax liabilities	$(1,168,768)	$(645,352)
Total deferred tax liabilities, net	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In the assessment of the valuation allowance, appropriate consideration was given to all positive and negative evidence including forecasts of future earnings and the duration of statutory carryforward periods. As of September 30, 2022, and September 30, 2021, we maintained a full valuation allowance against our net deferred tax assets. If these estimates and assumptions change in the future, we may be required to reduce our existing valuation allowance resulting in less income tax expense.

For the year ended September 30, 2022, the valuation allowance increased by approximately $4.2 million from the prior year primarily from current year operating losses for which no tax benefit was provided.

As of September 30, 2022, we have federal net operating loss carryforwards of $41.0 million of which $1.6 million expire between 2036 and 2037 and available to offset 100% of future taxable income. The remaining $39.4 million of federal net operating losses have an indefinite carryforward period but is available to offset only 80% of future taxable income. Our ability to use our federal net operating carryforwards may be limited if we experience an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended.  As we are continuing to generate taxable losses, we have not completed an analysis under Section 382 to determine whether any such limitations have been triggered as of September 30, 2022.

As of September 30, 2022, we have state net operating loss carryforwards of $17.0 million. The state NOLs begin to expire in 2037. We have Singapore net operating loss carryforwards of $1.7 million which have an indefinite carryforward period.

As of September 30, 2022, and September 30, 2021, we have evaluated and concluded that there were no material uncertain tax positions requiring recognition in our financial statements. Our policy is to classify assessments, if any, for tax-related interest and penalties as income tax expenses. For the years ended September 30, 2022, and September 30, 2021, there are no amounts accrued for the payment of interest or penalties. We do not expect a significant change to our unrecognized tax benefit position within the next twelve months.

We file income tax returns in the U.S., Singapore and various U.S. state jurisdictions. As of September 30, 2022, the U.S. federal tax years open to examination by the Internal Revenue Service are 2018 through 2021.  The Singapore and various U.S. state returns remain open to examination for 2017 through 2021.

NOTE 15 – SUBSEQUENT EVENTS

We have evaluated all subsequent events through the date of this Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2022, and events which occurred after September 30, 2022, but which were not recognized in the financial statements.

Effective as of December 14, 2022, we entered into a Non-Revolving Line of Credit Agreement Amendment and a Non-Revolving line of Credit Promissory Note Amendment with Excel to extend the maturity date from eighteen (18) months to twenty-four (24) months from the date of the Excel Non-Revolving Loan.