Form 10-Q
period 2022-12-31
Loop Media, Inc.
filed 2023-02-07
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-41508

LOOP MEDIA, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-3975872
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

700 N. Central Ave., Suite 430, Glendale, CA 91203
(Address of principal executive offices) (Zip Code)

(213) 436-2100
(Registrant’s telephone number, including area code) N/A (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	LPTV	The NYSE American, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒No

As of February 6, 2023, the registrant had 56,381,209 shares of common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1Financial Statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2022	2022
ASSETS	(UNAUDITED)
Current assets
Cash	$7,753,644	$14,071,914
Accounts receivable, net	15,474,223	12,590,970
Prepaid expenses and other current assets	1,232,830	1,496,566
Deferred offering costs	68,832	—
Content assets - current	1,863,697	745,633
Total current assets	26,393,226	28,905,083
Non-current assets
Deposits	63,889	63,889
Content assets - non current	1,634,847	678,659
Property and equipment, net	2,372,546	1,633,169
Operating lease right-of-use assets	33,917	76,696
Intangible assets, net	562,222	590,333
Total non-current assets	4,667,421	3,042,746
Total assets	$31,060,647	$31,947,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,372,516	$7,453,801
Accrued liabilities	3,289,498	5,620,873
Accrued royalties	8,419,287	4,559,088
Payable on acquisition	—	250,125
License content liabilities - current	1,429,109	1,092,819
Deferred Income	143,139	140,764
Lease liability - current	30,425	75,529
Non-revolving line of credit	1,652,031	—
Total current liabilities	21,336,005	19,192,999
Non-current liabilities
Non-revolving line of credit	—	1,494,469
Non-revolving line of credit, related party	2,873,160	2,575,753
Revolving line of credit	4,666,022	3,030,516
Total non-current liabilities	7,539,182	7,100,738
Total liabilities	28,875,187	26,293,737

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity
Common Stock, $0.0001 par value, 105,555,556 shares authorized, 56,381,209 and 56,381,209 shares issued and outstanding as of December 31, 2022, and September 30, 2022, respectively	5,638	5,638
Additional paid in capital	103,761,125	101,970,318
Accumulated deficit	(101,581,303)	(96,321,864)
Total stockholders' equity	2,185,460	5,654,092
Total liabilities and stockholders' equity	$31,060,647	$31,947,829

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended December 31,
	2022	2021

Revenue	$14,825,831	$2,996,034
Cost of revenue	9,139,800	1,444,977
Gross profit	5,686,031	1,551,057

Operating expenses
Sales, general and administrative	7,958,134	4,360,683
Stock-based compensation	1,790,807	1,516,594
Depreciation and amortization	187,716	32,403
Total operating expenses	9,936,657	5,909,680

Loss from operations	(4,250,626)	(4,358,623)

Other income (expense)
Interest income	—	200
Interest expense	(1,007,583)	(504,117)
Gain (Loss) on extinguishment of debt, net	—	490,051
Change in fair value of derivatives	—	98,745
Total other income (expense)	(1,007,583)	84,879
Loss before income taxes
Income tax (expense)/benefit	(1,230)	(251)
Net loss	$(5,259,439)	$(4,273,995)

Basic and diluted net loss per common share	(0.09)	$(0.10)

Weighted average number of basic and diluted common shares outstanding	56,381,209	44,490,047

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 30, 2022, and 2021

(UNAUDITED)

	Preferred Stock Series B		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balances, September 30, 2022	—	$—	56,381,209	$5,638	$101,970,318	$(96,321,864)	$5,654,092
Stock-based compensation					1,790,807		1,790,807
Net loss	—	—	—	—	—	(5,259,439)	(5,259,439)
Balances, December 31, 2022	—	$—	56,381,209	$5,638	$103,761,125	$(101,581,303)	$2,185,460

	Preferred Stock Series B		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balances, September 30, 2021	200,000	$20	44,490,003	$4,449	$69,824,754	$(66,842,416)	$2,986,807
Stock-based compensation	—	—	—	—	1,549,406	—	1,549,406
Net loss	—	—	—	—	—	(4,273,995)	(4,273,995)
Balances, December 31, 2021	200,000	$20	44,490,003	$4,449	$71,374,160	$(71,116,411)	$262,218

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,259,439)	$(4,273,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	661,335	358,248
Depreciation and amortization expense	187,716	32,403
Amortization of content assets	682,167	311,055
Amortization of right-of-use assets	42,779	38,555
Bad debt expense	—	20,000
Gain on extinguishment of debt, net	—	(490,051)
Change in fair value of derivative	—	(98,745)
Stock-based compensation	1,790,807	1,549,406
Change in operating assets and liabilities:
Accounts receivable	(2,883,253)	(1,373,259)
Prepaid income tax	—	(1,842)
Inventory	12,091	108,325
Prepaid expenses	251,644	(70,555)
Deposit	—	(29,590)
Accounts payable	(1,375,043)	317,686
Accrued liabilities	(2,331,374)	713,534
Accrued royalties	3,860,199	44,193
Licensed content liability	(2,420,129)	(581,000)
Operating lease liabilities	(45,104)	(39,349)
Deferred income	2,375	(12,782)
NET CASH USED IN OPERATING ACTIVITIES	(6,823,229)	(3,477,763)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(618,032)	—
NET CASH USED IN INVESTING ACTIVITIES	(618,032)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	1,250,000
Proceeds from non-revolving line of credit, net of repayments	1,429,441	—
Debt issuance costs	(301)	—
Deferred offering costs	(56,024)	—
Payment of acquisition related consideration	(250,125)	—
Repayment of stockholder loans	—	(272,687)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,122,991	977,313

Change in cash and cash equivalents	(6,318,270)	(2,500,450)
Cash, beginning of period	14,071,914	4,162,548
Cash, end of period	$7,753,644	$1,662,098

SUPPLEMENTAL DISCLOSURES OF CASH FLOW STATEMENTS
Cash paid for interest	$508,118	$43,130
Cash paid for income taxes	$1,230	$251
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Unpaid deferred offering costs	$12,808	$—
Unpaid additions to property and equipment	$280,950	$—
Investment in licensed content and internally developed content	$2,756,420	$—

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

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

We offer hand-curated music video content licensed from major and independent record labels, including Universal Music Group (“Universal”), Sony Music Entertainment (“Sony”), and Warner Music Group (“Warner” and collectively with Universal and Sony, the “Music Labels”), as well as non-music video content, which is predominantly licensed or acquired from third parties, including action sports clips, drone and atmospheric footage, trivia, news headlines, lifestyle channels and kid-friendly videos, as well as movie, television and video game trailers, amongst other content. We distribute our content and advertising inventory to digital screens located in OOH locations primarily through (i) our owned and operated platform (the “O&O Platform”) of Loop Media-designed “small-box” streaming Android media players (“Loop Players”) and legacy ScreenPlay computers and (ii) through screens on digital platforms owned and operated by third parties (each a “Partner Platform” and collectively, the “Partner Platforms,” and together with the O&O Platform, the “Loop Platform”). As of December 31, 2022, we had 26,903 QAUs (described below) operating on our O&O Platform. We launched our Partner Platforms business beginning in May 2022 with one partner on approximately 17,000 of the partner’s screens, and are in the process of finalizing an additional approximately 13,500 screens in a second Partner Platform for a total of approximately 30,500 screens across our Partner Platforms in the near term.  We expect to begin earning revenue on these additional screens in our second fiscal quarter ending March 31, 2023.  Our legacy subscription-based business complements these newer businesses.

We define an “active unit” as (i) an ad-supported Loop Player (or DOOH location using our ad- supported service through our “Loop for Business” application or using an DOOH venue-owned computer screening our content) that is online, used on our O&O Platform, playing content, and has checked into the Loop analytics system at least once in the 90-day period or (ii) a DOOH location customer using our subscription service on our O&O Platform at any time during the 90-day period. We use “QAU” to refer to the number of such active units during such period.  We do not count towards our QAUs any Loop Players or screens used on our Partner Platform.

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

Although it is difficult to predict our liquidity requirements, as of December 31, 2022, based upon our current operating plan, we believe that we will have sufficient cash to meet our projected operating requirements for at least the next twelve months following the issuance of the first quarter consolidated financial statements based on the balance of cash and the projected cash flows from operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of September 30, 2022, which has been derived from our audited financial statements, and (b) our unaudited condensed consolidated interim financial statements for the three months ended December 31, 2022, have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2022, are not necessarily indicative of results that may be expected for the year ending September 30, 2023.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2022, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on December 20, 2022.

Basis of presentation

The consolidated financial statements include our accounts and our wholly-owned subsidiaries, EON Media Group Pte. Ltd. and Retail Media TV, Inc. The unaudited condensed consolidated financial statements are prepared using the accrual basis of accounting in accordance with US GAAP. All inter-company transactions and balances have been eliminated on consolidation.

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

Cash

Cash and cash equivalents include all highly liquid monetary instruments with original maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits. We maintain our cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, our cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits. We have not experienced any loses on such accounts. On December 31, 2022, and September 30, 2022, we had no cash equivalents.

As of December 31, 2022, and September 30, 2022, approximately $7,253,644 and $13,821,914 of cash exceeded the FDIC insurance limits, respectively.

Accounts receivable

Accounts receivable represent amounts due from customers. We assess the collectability of receivables on an ongoing basis. A provision for the impairment of receivables involves significant management judgment and includes the review of individual receivables based on individual customers, current economic trends and analysis of historical bad debts. As of December 31, 2022, and September 30, 2022, we had recorded an allowance for doubtful accounts of $604,920 and $646,013, respectively.

Concentration of credit risk

During the three-months ended December 31, 2022, we had three customers which each individually comprised greater than 10% of net revenue. These customers represented 16%, 15% and 11% respectively. No other customer accounted for more than 10% of net revenue during the periods presented.

As of December 31, 2022, three customers accounted for a total of 39% of our accounts receivable balance or 14%, 14%, and 11%, respectively. No other customer accounted for more than 10% of total accounts receivable.

We grant credit in the normal course of business to our customers. Periodically, we review past due accounts and make decisions about future credit on a customer-by-customer basis. Credit risk is the risk that one party to a financial instrument will cause a loss for the other party by failing to discharge an obligation.

Inventory

Inventories are valued at the lower of cost or net realizable value. We purchase inventory from a vendor and all inventory purchased is deemed finished goods. Cost is determined using the first-in-first-out basis for finished goods. Net realizable value is determined on the basis of anticipated sales proceeds less the estimated selling expenses. Management compares the cost of inventories with the net realizable value and an allowance is made to write down inventories to net realizable value, if lower. As of December 31, 2022, and September 30, 2022, we had recorded no valuation allowance.

Prepaid expenses

Expenditures paid in one accounting period which will not be consumed until a future period such as insurance premiums and annual subscription fees are accounted for on the balance sheet as a prepaid expense. When the asset is eventually consumed, it is charged to expense.

Content Assets

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

Long-lived assets

We evaluate the recoverability of long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner that an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if their carrying amount is not recoverable through the undiscounted cash flows. The impairment loss is based on the difference between the carrying amount and estimated fair value as determined by discounted future cash flows. Our finite long-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to nine years.

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

Loop players are capitalized as fixed assets and depreciated over the estimated period of use.

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

On September 26, 2022, our convertible debentures converted to common stock as part of our public offering, uplist to the NYSE stock exchange, and in accordance with the terms of the original debt agreements. As of September 30, 2022, the remaining balance of the derivative liability was written off as part of the conversion to equity. Thus, there is no fair value measurement of the Derivative Liability balance as of December 31, 2022.

The following table summarizes changes in fair value measurements of the Derivative Liability during the three months ended December 31, 2021:

Balance as of September 30, 2021	$1,058,633
Change in fair value	(98,745)
Balance as of December 31, 2021	$959,888

Advertising costs

We expense all advertising costs as incurred. Advertising and marketing costs for the three months ended December 31, 2022, and 2021, were $2,968,140 and $1,129,527, respectively.

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

Performance obligations and significant judgments

Our revenue can be categorized into two revenue streams with the following performance obligations and recognition patterns:

Advertising revenue

Advertising revenue accounts for 94% of our revenue and includes revenue from direct and programmatic advertising as well as sponsorships. For all advertising revenue sources, we evaluate whether we should be considered the principal (i.e., report revenues on a gross basis) or an agent (i.e., report revenues on a net basis). We are considered the principal in our arrangements with content providers in our O&O Platform business and with our arrangements with our third-party partners in our Partner Platforms business and thus report revenues on a gross basis, wherein the amounts billed to our advertising demand partners, advertising agencies, and direct advertisers and sponsors are recorded as revenues, and amounts paid to content providers and third-party partners are recorded as expenses. We are considered the principal because we control the advertising space, are primarily responsible to our advertising demand partners and other parties filling our advertising inventory, have discretion in pricing and advertising fill rates and typically have an inventory risk.

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

Legacy and other business revenue

Legacy and other business revenue accounts for the remaining 6% of total revenue and includes streaming services, subscription content services, and hardware delivery, as described below:

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

Deferred income

We bill subscription services in advance of when the service period is performed. The deferred income recorded at December 31, 2022, and September 30, 2022, represents our accounting for the timing difference between when the subscription fees are received and when the performance obligation is satisfied.  For the three months ended December 31, 2022, and 2021, revenue of $191,331 and $140,764, respectively, was recognized from the deferred revenue balance at the beginning of each period.

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

The following securities are excluded from the calculation of weighted average diluted shares at December 31, 2022, and September 30, 2022, respectively, because their inclusion would have been anti-dilutive.

	December 31,	September 30,
	2022	2022
Options to purchase common stock	8,171,786	8,174,583
Warrants to purchase common stock	5,300,033	5,300,033
Restricted Stock Units (RSUs)	890,000	890,000
Series A preferred stock	—	—
Series B preferred stock	—	—
Convertible debentures	—	—
Total common stock equivalents	14,361,819	14,364,616

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

Stock-based compensation

Stock-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. We measure the fair value of the stock-based compensation issued to non-employees using the stock price observed in the trading market (for stock transactions) or the fair value of the award (for non-stock transactions), which were more reliably determinable measures of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the previously reported financial position, results of operations, or cash flows. Previously reported accounts payable and accrued liabilities have now been disaggregated into accounts payable, accrued liabilities, and accrued royalty. Further, stock-based compensation and depreciation and amortization expenses have now been segregated from sales, general and administrative expenses and separately reported within operating expenses.

Recently adopted accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for periods beginning after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. We adopted this ASU as of October 1, 2022, and there is no material impact as of December 31, 2022.

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

NOTE 3 – CONTENT ASSETS

Content Assets

The content we stream to our users is generally acquired by securing the intellectual property rights to the content through licenses from, and paying royalties or other consideration to, rights holders or their agents. The licensing can be for a fixed fee or can be a revenue sharing arrangement. The licensing arrangements specify the period when the content is available for streaming, the territories, the platforms, the fee structure and other standard content licensing terms defining the rights and/or restrictions for how the licensed content can be used by Loop.  We also develop original content internally, which is capitalized when the content is ready and available for streaming, and generally amortized over a period of two years.

As of December 31, 2022, content assets were $1,863,697 recorded as Content asset, net – current and $1,634,847 recorded as Content asset, net – noncurrent, of which $313,180 was internally-developed content asset, net.

We recorded amortization expense in cost of revenue, in the consolidated statements of operations, related to capitalized content assets:

	Three months ended December 31,
	2022	2021
Licensed Content Assets	$669,678	$311,055
Internally-Developed Assets	12,489	—
Total	$682,167	$311,055

Our content license contracts are typically two years. The amortization expense for the next two years for capitalized content assets as of December 31, 2022:

	Remaining in Fiscal Year 2023	Fiscal Year 2024	Fiscal Year 2025
Licensed Content Assets	$1,401,028	$1,686,050	$98,285
Internally-Developed Assets	52,801	70,401	—
Total	$1,453,829	$1,756,451	$98,285

License Content Liabilities

On December 31, 2022, we had $2,605,535 of obligations comprised of $1,429,109 in License content liability – current and $1,179,426 in accounts payable on the Consolidated Balance Sheets. Payments for content liabilities for the three months ended December 30, 2022, were $1,092,819. The expected timing of payments for these content obligations is $2,608,535 payable in fiscal year 2023.

NOTE 4. PROPERTY AND EQUIPMENT

Our property and equipment, net consisted of the following as of December 31, 2022, and September 30, 2022:

	December 31,	September 30,
	2022	2022
Equipment	$2,820,389	$1,962,743
Software	445,393	404,058
	3,265,782	2,366,801
Less: accumulated depreciation	(893,236)	(733,632)
Total property and equipment, net	$2,372,546	$1,633,169

For the three months ended December 30, 2022, and 2021, depreciation expense, calculated using straight line method, charged to operations amounted to $159,605 and $4,292, respectively.

NOTE 5. INTANGIBLE ASSETS

Our intangible assets, each definite lived assets, consisted of the following as of December 31, 2022, and September 30, 2022:

		December 31,	September 30,
	Useful life	2022	2022
Customer relationships	nine years	$1,012,000	$1,012,000
Content library	two years	198,000	198,000
Total intangible assets, gross		1,210,000	1,210,000

Less: accumulated amortization		(647,778)	(619,667)
Total		(647,778)	(619,667)
Total intangible assets, net		$562,222	$590,333

Amortization expense charged to operations amounted to $28,111 and $32,403, respectively, for the three months ended December 31, 2022, and 2021.

Annual amortization expense for the next five years and thereafter is estimated to be $84,333 (remaining in fiscal year 2023), $112,444, $112,444, $112,444, $112,444, and $28,113, respectively. The weighted average life of the intangible assets subject to amortization is 5 years on December 31, 2022.

NOTE 6 – OPERATING LEASES

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

	December 31,	September 30,
	2022	2022
Short term portion	$30,425	$75,529
Long term portion	—	—
Total lease liability	$30,425	$75,529

Maturity analysis under these lease agreements are as follows:

2023	$33,806
Total undiscounted cash flows	33,806
Less: 10% Present value discount	(3,381)
Lease liability	$30,425

	Three months ended December 31,
	2022	2021
Operating lease expense	$44,444	$44,444
Short-term lease expense	2,400	2,100
Total lease expense	$46,844	$46,544

Operating lease expense is included in sales, general and administration expenses in the consolidated statement of operations.

For the three months ended December 30, 2022, cash payments against lease liabilities totaled $40,346, and accretion on lease liability of $1,665.

For the three months ended December 31, 2021, cash payments against lease liabilities totaled $35,289, accretion on lease liability of $5,889.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Weighted-average remaining lease term	0.41 years
Weighted-average discount rate	10%

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2022, and September 30, 2021:

	December 31,	September 30,
	2022	2022
Accounts payable	$6,372,516	$7,453,801

Performance bonuses	1,711,563	2,970,000
Insurance liabilities	332,360	602,970
Professional fees	95,674	505,169
Commissions	101,304	425,321
Interest payable	180,411	348,150
Marketing	384,417	344,309
Other accrued liabilities	483,769	424,954
Accrued liabilities	3,289,498	5,620,873

Accrued royalties	8,419,287	4,559,088

Total accounts payable and accrued expenses	$18,081,301	$17,633,762

NOTE 8 – DEBT

Lines of Credit as of December 31, 2022:
				Unpaid	Contractual
		Net Carrying Value		Principal	Interest Rates	Contractual	Warrants
Related party lines of credit:		Current	Long Term	Balance	Cash	Maturity Date	issued
$4,022,986 non-revolving line of credit, amended December 12, 2022	(1)	$—	$2,873,160	$4,022,986	12%	4/25/2024	383,141
Total related party lines of credit, net		$—	$2,873,160	$4,022,986

Lines of credit:
$2,200,000 non-revolving line of credit, May 13, 2022	(2)	$1,652,031	$—	$2,200,000	12%	11/13/2023	314,286
$6,000,000 revolving line of credit, July 29, 2022		—	4,666,022	5,973,001	Greater of 4% or Prime	7/29/2024	—
Total lines of credit, net		$1,652,031	$4,666,022	$8,173,001

Lines of Credit as of September 30, 2022:
				Unpaid	Contractual
		Net Carrying Value		Principal	Interest Rates	Contractual	Warrants
Related party lines of credit:		Current	Long Term	Balance	Cash	Maturity Date	issued
$4,022,986 non-revolving line of credit, April 25, 2022	(1)	$—	$2,575,753	$4,022,986	12%	10/25/2023	383,141
Total related party lines of credit, net		$—	$2,575,753	$4,022,986

Lines of credit:
$2,200,000 non-revolving line of credit, May 13, 2022	(2)	$—	$1,494,469	$2,200,000	12%	11/13/2023	314,286
$6,000,000 revolving line of credit, July 29, 2022		—	3,030,516	4,543,560	Greater of 4% or Prime	7/29/2024	—
Total lines of credit, net		$—	$4,524,985	$6,743,560

The following table presents the interest expense related to the contractual interest coupon and the amortization of debt discounts on the lines of credit:

	Three months ended December 31,
	2022	2021
Interest expense	$340,379	$—
Amortization of debt discounts	661,335	—
Total	$1,001,714	$—

For the fiscal years ended September 30,
2023	$—
2024	12,195,987
2025	—
2026	—
2027	—
Lines of credit, related and non related party	12,195,987
Less: Debt discount on lines of credit payable	(3,004,774)
Total Lines of credit payable, related and non related party, net	$9,191,213

Non-Revolving Lines of Credit

On February 23, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “Prior Excel Loan Agreement”) with Excel Family Partnership, LLLP (“Excel”), an entity managed by Bruce Cassidy, a member of our Board of Directors, for aggregate principal amount of $1,500,000, which was amended on April 13, 2022, to increase the aggregate principal amount to $2,000,000 (the “$2m Loan”). Effective as of April 25, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement with Excel (the “Excel Non-Revolving Loan Agreement”) for an aggregate principal amount of $4,022,986 (the “Excel Non-Revolving Loan”). The Excel Non-Revolving Loan matures eighteen (18) months from the date of the Excel Non-Revolving Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year. On April 25, 2022, we used $2,000,000 of the proceeds of the Excel Non-Revolving Loan to prepay all of the remaining outstanding principal and interest of the $2m Loan and the Prior Excel Loan Agreement was terminated in connection with such prepayment. Under the Excel Non-Revolving Loan Agreement, we granted to the lender a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof (which was subsequently subordinated in connection with our Revolving Loan Agreement (as defined below)). In connection with the Excel Non-Revolving Loan, on April 25, 2022, we issued a warrant for an aggregate of up to 383,141 shares of our common stock. The warrant has an exercise price of $5.25 per share, expires on April 25, 2025, and shall be exercisable at any time prior to the expiration date. Effective as of December 14, 2022, we entered into a Non-Revolving Line of Credit Agreement Amendment and a Non-Revolving line of Credit Promissory Note Amendment with Excel to extend the maturity date from eighteen (18) months to twenty-four (24) months from the date of the Excel Non-Revolving Loan.

The Excel Non-Revolving Loan had a balance, including accrued interest, amounting to $4,111,492 and $4,226,181 as of December 31, 2022, and September 30, 2022, respectively. We incurred interest expense for the Excel Non-Revolving Loan in the amount of $419,438 and $0 for the three months ended December 31, 2022, and 2021.

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

The RAT Non-Revolving Loan had a balance, including accrued interest, amounting to $2,235,441 and $2,301,260 as of December 31, 2022, and September 30, 2022, respectively. We incurred interest expense for the RAT Non-Revolving Loan in the amount of $224,105 and $0 for the three months ended December 31, 2022, and 2021.

Revolving Loan Agreement

Effective as of July 29, 2022, we entered into a Loan and Security Agreement (the “Revolving Loan Agreement”) with Industrial Funding Group, Inc. (the “Initial Lender”) for a revolving loan credit facility for the initial principal sum of up to $4,000,000, and through the exercise of an accordion feature, a total sum of up to $10,000,000, evidenced by a Revolving Loan Secured Promissory Note, also effective as of July 29, 2022 (the “Revolving Loan”). Shortly after the effective date of the Revolving Loan, the Initial Lender assigned the Revolving Loan Agreement, and the loan documents related thereto, to GemCap Solutions, LLC (the “Senior Lender”).  Availability for borrowing under the Revolving Loan Agreement is dependent upon our assets in certain eligible accounts and measures of revenue, subject to reduction for reserves that the Senior Lender may require in its discretion, and the accordion feature is a provision whereby we may request that the Senior Lender increase availability under the Revolving Loan Agreement, subject to its sole discretion. Effective as of October 27, 2022, we entered into Amendment Number 1 to the Revolving Loan Agreement with the Senior Lender to increase the principal sum available from $4,000,000 to $6,000,000. As of December 31, 2022, we had borrowed $5,973,001 under the Revolving Loan. The Revolving Loan matures on July 29, 2024, and began accruing interest on the unpaid principal balance of advances, payable monthly in arrears, on September 7, 2022, at an annual rate equal to the greater of (I) the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) zero percent (0.00%), and (II) four percent (4.00%). Under the Revolving Loan Agreement, we have granted to the Senior Lender a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the loan, our existing secured lenders (the “Subordinated Lenders”) delivered subordination agreements (the “Subordination Agreements”)

to the Senior Lender. We are permitted to make regularly scheduled payments, including payments upon maturity, to such subordinated lenders and potentially other payments subject to a measure of cash flow and receiving certain financing activity proceeds, in accordance with the terms of the Subordination Agreements. In connection with the delivery of the Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our common stock. Each warrant has an exercise price of $5.25 per share, expires on July 29, 2025 (the “Expiration Date”), and shall be exercisable at any time prior to the Expiration Date. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, a member of our Board of Directors, as directed by its affiliate, Excel Family Partners, LLLP, one of the Subordinated Lenders. The Subordinated Lenders receiving warrants for the remaining 104,759 warrant shares were also entitled to receive a cash payment of $22,000 six months from the date of the Subordination Agreements, representing one percent (1.00%) of the outstanding principal amount of the loan held by such Subordinated Lenders. This cash payment was made to such Subordinated Lenders on January 25, 2023.

The warrants were accounted for as equity awards. We allocated the debt and warrant on a relative fair value basis to the proceeds received for the revolving loan agreement. We further allocated the fair value of the $1,347,719 of the warrants at inception as a debt discount and recorded the straight-line amortization of debt discount as interest expense.

The Revolving Loan had a balance, including accrued interest, amounting to $6,029,465 and $4,587,255 as of December 31, 2022, and September 30, 2022, respectively. We incurred interest expense for the Revolving Loan in the amount of $358,171 and $0 for the three months ended December 31, 2022, and 2021.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of December 31, 2022.

NOTE 10 – RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

Revolving Loan Agreement

Effective as of July 29, 2022, we entered into the Revolving Loan Agreement. In connection with the loan under the Revolving Loan Agreement, the Subordinated Lenders delivered Subordination Agreements to the Senior Lender. In connection with the delivery of the Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our common stock. Each warrant has an exercise price of $5.25 per share, expires on July 29, 2025. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, a member of our Board of Directors, as directed by its affiliate, Excel Family Partners, LLLP, one of the Subordinated Lenders.

Excel Non-Revolving Loan Agreement

On February 23, 2022, we entered into the Prior Excel Loan Agreement with Excel, an entity managed by Bruce Cassidy, a member of our Board of Directors, for the $2m Loan (aggregate principal amount of $1,500,000, which was amended on April 13, 2022, to increase the aggregate principal amount to $2,000,000. Effective as of April 25, 2022, we entered into the Excel Non-Revolving Loan Agreement for the Excel Non-Revolving Loan (aggregate principal amount of $4,022,986). The Excel Non-Revolving Loan matures eighteen (18) months from the date of the Excel Non-Revolving Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year. On April 25, 2022, we used $2,000,000 of the proceeds of the Excel Non-Revolving Loan to prepay all of the remaining outstanding principal and interest of the $2m Loan and the Prior Loan Agreement was terminated in connection with such prepayment. Under the Excel Non-Revolving Loan Agreement, we granted to the lender a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof (which was subsequently subordinated in connection with the Revolving Loan Agreement). In connection with the Excel Non-Revolving Loan, on April 25, 2022, we issued a warrant for an aggregate of up to 383,141 shares of our common stock. The warrant has an exercise price of $5.25 per share, expires on April 25, 2025, and shall be exercisable at any time prior to the expiration date. Effective as of December 14, 2022, we entered into a Non-Revolving Line of Credit Agreement Amendment and a Non-Revolving line of Credit Promissory Note Amendment with Excel to extend the maturity date from eighteen (18) months to twenty-four (24) months from the date of the Excel Non-Revolving Loan.

The Excel Non-Revolving Loan had a balance, including accrued interest, amounting to $4,111,492 and $4,226,181 as of December 31, 2022, and September 30, 2022, respectively. We incurred interest expense for the Excel Non-Revolving Loan in the amount of $419,438 and $0 for the three months ended December 31, 2022, and 2021.

500 Limited

For the three months ended December 31, 2022, and 2021, we paid 500 Limited $116,200 and $103,200, respectively, for programming services provided to Loop. 500 Limited is an entity controlled by Liam McCallum, our Chief Product and Technology Officer.

NOTE 11 –STOCKHOLDERS’ EQUITY (DEFICIT)

Convertible Preferred Stock

Of the 16,666,667 shares of preferred stock authorized, we had designated (i) 3,333,334 shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and (ii) 3,333,334 shares of preferred stock as Series B Convertible Preferred Stock (the “Series B Preferred Stock.”  As of December 31, 2022, and 2021, we had 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.  As of December 31, 2022, and 2021, we had 0 and 200,000 shares of Series B Preferred Stock issued and outstanding, respectively.

As of December 31, 2022, there were (i) no shares of Series A Preferred Stock issued and outstanding, and (ii) no shares of Series B Preferred Stock issued and outstanding. As of December 30, 2022, and September 30, 2022, we had 0 and 200,000 shares of Series A convertible preferred stock issued and outstanding, respectively. Each share of Series A Preferred Stock has a liquidation preference of $1.50 per share, is entitled to 100 votes per share, and is convertible at any time at the discretion of the holder thereof into 100 shares of common stock. Each share of Series B Preferred Stock has a liquidation preference of $1.50 per share, is entitled to 100 votes per share and is convertible at any time at the discretion of the holder thereof into 100 shares of common stock. We evaluated the features of the Convertible Preferred Stock under ASC 480 and classified them as permanent equity because the Convertible Preferred stock is not mandatorily or contingently redeemable at the stockholder’s option and the liquidation preference that exists does not fall within the guidance of SEC Accounting Series Release No. 268 – Presentation in Financial Statements of “Redeemable Preferred Stocks” (“ASR 268”).

Change in Number of Authorized and Outstanding Shares

On September 21, 2022, a 1 for 3 reverse stock split of our common stock became effective. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively adjusted for the effects of the reverse split for all periods presented.

Common stock

Our authorized capital stock consists of 105,555,556 shares of common stock, $0.0001 par value per share, and 3,333,334 shares of preferred stock, $0.0001 par value per share. As of December 31, 2022, and 2021, there were 56,381,209 and 44,490,006, respectively, shares of common stock issued and outstanding.

Three months ended December 31, 2022

See Note 12 – Stock Options and Warrants for stock compensation discussion.

Three months ended December 31, 2021

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

The following table summarizes the stock option activity for the three months ended December 31, 2022:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at September 30, 2022	8,174,563	$3.78	8.05	$9,188,491
Grants	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(2,777)	3.30	—	—
Outstanding at December 31, 2022	8,171,786	$3.78	7.80	$24,082,385
Exercisable at December 31, 2022	6,162,812	$3.44	7.49	$19,989,899

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than our stock price of $6.62 as of December 31, 2022, and $6.75 as of December 31, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options as of December 31, 2022:

Options outstanding
		Weighted	Options
		average	exercisable
Exercise	Number of	remaining life	number of
price	options	in years	options
$2.58	382,790	3.66	382,790
1.98	1,472,892	5.84	1,472,891
2.67	833,333	7.46	753,333
3.30	2,621,053	7.87	1,838,504
1.71	100,000	8.17	99,999
8.52	83,333	8.33	83,333
8.25	200,000	8.34	105,556
7.05	16,667	8.56	7,870
7.20	16,667	8.57	7,870
7.50	16,667	8.59	16,666
6.90	278,727	8.76	169,357
7.05	25,000	8.82	7,292
8.25	141,667	9.31	—
7.74	45,000	9.37	—
7.05	8,333	9.53	—
7.86	6,667	9.67	—
4.95	1,922,990	9.73	1,217,351
	8,171,786		6,162,812

Stock-based compensation

We recognize compensation expense for all stock options granted using the fair value-based method of accounting. During the three months ended December 31, 2022, no stock options were granted. As of December 31, 2022, the total compensation cost related to nonvested awards not yet recognized is $8,851,714 and the weighted average period over which expense is expected to be recognized in months is 24.1.

The stock-based compensation expense related to option grants was $1,382,000 and $1,549,406, for the three months ended December 31, 2022, and 2021, respectively.

Restricted Stock Units

On September 18, 2022, the Compensation Committee of our Board of Directors approved Restricted Stock Unit (“RSU”) awards to certain officers and key employees pursuant to the terms of the Loop Media, Inc. Amended and Restated 2020 Equity Incentive Compensation Plan. On September 22, 2022, we granted an aggregate of  890,000 RSUs which vest over time subject to continued service. Each RSU was valued at the public offering price during our initial public offering of $5 per share, vesting 25% upon one year from the grant date and the remainder in equal quarterly installments over three (3) years.

As of December 31, 2022, the total compensation cost related to nonvested RSU awards not yet recognized was $4,079,167 and the weighted average period over which expense is expected to be recognized in months was 44.0.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of our common stock:

Warrants outstanding			Warrants exercisable
		Weighted			Weighted
		average			average
		remaining	Weighted		remaining
		contractual	average		contractual
	Number	life	exercise	Number	life
Exercise prices	outstanding	(years)	price	exercisable	(years)
$2.58	100,000	6.78	2.58	100,000	6.78
2.57	666,666	3.93	2.57	666,666	3.93
2.25	888,888	7.20	2.25	888,888	7.20
8.25	107,952	1.92	8.25	107,952	1.92
8.40	16,666	6.32	8.40	16,666	6.32
8.25	2,191,149	1.75	8.25	2,191,149	1.75
7.05	62,438	4.21	7.05	39,884	4.21
5.25	383,141	2.32	5.25	383,141	2.32
5.25	209,522	2.37	5.25	209,522	2.37
9.00	66,666	2.38	9.00	66,666	2.38
7.95	100,000	2.46	7.95	16,667	2
5.25	296,329	2.58	5.25	296,329	2.58
6.00	192,000	4.74	6.00	192,000	4.74
6.00	18,616	4.75	6.00	18,616	4.75

The following table summarizes the warrant activity for the three months ended December 31, 2022:

Weighted
average
exercise
	Number of	price per
	shares	share
Outstanding at September 30, 2022	5,300,033	$5.82
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2022	5,300,033	$

We record all warrants granted using the fair value-based method of accounting.

During the three months ended December 31, 2022, no warrants were issued. We recorded consulting expense of $130,682 as a result of current period vesting of previously issued warrants to various companies for consulting services.

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

For the three months ended December 31, 2022, we recorded an income tax provision of $1,230. For the three months ended December 31, 2021, we recorded an income tax provision of $251 related to state and local taxes. The effective rate for both the three months ended December 31, 2022, and 2021, differ from the U.S. federal statutory rate of 21% as no income tax benefit was recorded for current year operating losses as we maintain a full valuation allowance on our deferred tax assets.

NOTE 14 – SUBSEQUENT EVENTS

Significant Agreements

We have recently renewed and updated the last of our three limited, non-exclusive licenses to digitally distribute certain music videos and related materials to our OOH clients in the United States owned or controlled by the major record labels; Universal Music Group, Sony Music Entertainment, and Warner Music Group (collectively, the “Music Labels”) and have now done so with all three Music Labels.

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

We offer hand-curated music video content licensed from major and independent record labels, including Universal Music Group (“Universal”), Sony Music Entertainment (“Sony”), and Warner Music Group (“Warner” and collectively with Universal and Sony, the “Music Labels”), as well as non-music video content, which is predominantly licensed or acquired from third parties, including action sports clips, drone and atmospheric footage, trivia, news headlines, lifestyle channels and kid-friendly videos, as well as movie, television and video game trailers, amongst other content. We distribute our content and advertising inventory to digital screens located in OOH locations primarily through (i) our owned and operated platform (the “O&O Platform”) of Loop Media-designed “small-box” streaming Android media players (“Loop Players”) and legacy ScreenPlay computers and (ii) through screens on digital networks owned and operated by third parties (each a “Partner Platform” and collectively the “Partner Platforms,” and together with the O&O Platform, the “Loop Platform”). As of December 31, 2022, we had 26,903 QAUs operating on our O&O Platform. See “— Key Performance Indicators.” We launched our Partner Platforms business beginning in May 2022 with one partner on approximately 17,000 of the partner’s screens and are in the process of finalizing an additional approximately 13,500 screens in a second Partner Platform, for a total of approximately 30,500 screens across our Partner Platforms in the near term. We expect to begin earning revenue on these additional screens in our second fiscal quarter ending March 31, 2023.

Key Performance Indicators

We review our quarterly active units (“QAUs”) and average revenue per unit player (“ARPU”), among other key performance indicators, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Quarterly Active Units

We define an “active unit” as (i) an ad-supported Loop Player (or DOOH location using our ad- supported service through our “Loop for Business” application or using an DOOH venue-owned computer screening our content) that is online, used on our O&O Platform, playing content and has checked into the Loop analytics system at least once in the 90-day period or (ii) a DOOH location customer using our subscription service on our O&O Platform at any time during the 90-day period. We use “QAU” to refer to the number of such active units during such period. We do not count towards our QAUs any Loop Players or screens used on our Partner Platform.

For the quarter ended December 31, 2022, QAU was 26,903, compared to 18,240 for the quarter ended September 30, 2022, a 47% increase. The growth in QAUs was almost entirely the result of growth in our ad-supported Loop Players. This growth was impacted by our increased focus, and the provision of additional resources, to our affiliate program, increased Loop Player requests by certain of our affiliate partners and the introduction of an automated system for our client success team to identify Loop Players that have gone offline to enable us to reengage with the relevant customers and reactivate their Loop Players. QAU was 12,584 for the quarter ended June 30, 2022, 10,530 for the quarter ended March 31, 2022, and 8,156 for the quarter ended December 31, 2021.

Average Revenue Per Unit

We define a “unit player” as (i) an ad-supported Loop Player (or a DOOH location using our ad- supported service through our “Loop for Business” application or using a DOOH location-owned computer screening our content) that is online, used on our O&O Platform, playing content and has checked into the Loop analytics system at least once in the 90-day period or (ii) a DOOH location customer using our paid subscription service on our O&O Platform at any time during the 90-day period. A unit player that is supported by our advertising-based revenue model is an ad-supported unit player and a unit player that is supported by a subscription-based revenue model is a subscription unit player. We calculate advertising ARPU (“AD ARPU”) by dividing quarterly revenues from our DOOH ad-supported service on our O&O Platform for the period by QAUs for our ad-supported unit players on our O&O Platform. We calculate subscription ARPU (“SUB ARPU”) by dividing quarterly revenues from our DOOH subscription-supported service on our O&O Platform for the period by QAUs for our subscription-supported unit players on our O&O Platform. We do not include in our unit players count, AD ARPU or SUB ARPU any Loop Players or screens used on our Partner Platform.

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

For the quarter ended December 31, 2022, AD ARPU was $324, compared to $356 for the quarter ended September 30, 2022, a 9% decrease primarily resulting from significantly lower CPMs and decreased fill rates beginning mid-way through the period November 2022, which offset strong CPMs and fill rates early in the period leading up to the U.S. elections, which had a positive impact on AD ARPU during the quarter. AD ARPU was $526 for the quarter ended June 30, 2022, $435 for the quarter ended March 31, 2022, and $236 for the quarter ended December 31, 2021.

For the quarter ended December 31, 2022, SUB ARPU was $323, compared to $387 for the quarter ended  September 30, 2022, a 17% decrease. SUB ARPU was $235 for the quarter ended June 30, 2022, $429 for the quarter ended March 31, 2022, and $410 for the quarter ended December 31, 2021.

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

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results:

	Three months ended December 31,
	2022	2021	$ variance	% variance
Revenue	$14,825,831	$2,996,034	$11,829,797	395%
Cost of revenue	9,139,800	1,444,977	7,694,823	533%
Gross profit margin	5,686,031	1,551,057	4,134,974	267%
Total operating expenses	9,936,657	5,909,680	4,026,977	68%
Loss from operations	(4,250,626)	(4,358,623)	107,997	(2)%

Other income (expense):
Interest income	—	200	(200)	(100)%
Interest expense	(1,007,583)	(504,117)	(503,466)	100%
Gain (Loss) on extinguishment of debt, net	—	490,051	(490,051)	(100)
Change in fair value of derivatives	—	98,745	(98,745)	(100)%
Total other income (expense)	(1,007,583)	84,879	(1,092,462)	(1,287)%

Provision for income taxes	(1,230)	(251)	(979)	390%
Net loss	$(5,259,439)	$(4,273,995)	$(985,444)	23%

Revenue

Our revenue for the three months ended December 31, 2022, was $14,825,831, an increase of $11,829,797, or 395%, from $2,996,034 for the three months ended December 31, 2021. This increase was primarily driven by significantly more Loop Players deployed into the market, as well as the benefit from our Partner Platform business that was launched in May 2022.

We are not immune to the challenges presented by the broader macro environment. We are seeing headwinds in overall digital ad spend that started to emerge in the second half of quarter ended December 31, 2022, that has continued into calendar 2023. During the quarter we also benefitted from unusually strong seasonal advertising related to the political election cycle in November, which contributed to our outperformance and offset the challenging second half of our fiscal Q1.

Cost of Revenue

Our cost of revenue for the three months ended December 31, 2022, was $9,139,800, an increase of $7,694,823, or 533%, from $1,444,977 for the three months ended December 31, 2021. This increase in cost of revenue was primarily due to increased royalties and license fees associated with higher business activities and revenue share arrangements with the Music Labels and content providers. In addition, our network infrastructure and server hosting costs rose primarily due to the expansion of our business and customers using our service.

Gross Profit Margin

Our gross profit margin for the three months ended December 31, 2022, was $5,686,031, an increase of $4,134,974, or 267%, from $1,551,057 for the three months ended December 31, 2021.  This increase in gross profit margin was primarily due to increased revenue.

Our gross profit margin as a percentage of total revenue for the three months ended December 31, 2022, was approximately 38.4% compared to 51.8% for the three months ended December 31, 2021. The percentage decrease was primarily driven by revenue mix as the year-ago period did not include the launch of our Partner Platform business, which carries lower gross margin but higher operating margin.

The relative contributions to total revenue of our O&O Platform and Partner Platforms businesses will impact our gross profit margin as a percentage of total revenue in future periods, as each of those businesses have different cost of revenue components with a lower gross profit margin in our Partner Platforms business.

Total Operating Expenses

Our operating expenses for the three months ended December 31, 2022, were $9,936,657, an increase of $4,026,977, or 68%, from $5,909,680 for the three months ended December 31, 2021. This increase in operating expenses was primarily due to an increase in sales, general and administrative expenses, as follows:

Sales, General and Administrative Expenses

Our Sales, General and Administrative Expenses for the three months ended December 31, 2022, were $7,958,135, an increase of $3,699,954, or 82%, from $4,360,684 for the three months ended December 31, 2021.  This increase in sales, general and administrative expenses was primarily due to greater marketing, customer acquisition and retention spend, as well as higher public company costs related to our public offering and up-listing to the NYSE American.  More specifically:

●	Our payroll costs for the three months ended December 31, 2022, were $3,197,117, an increase of $1,338,628 or 73% from $1,840,489 for the three months ended December 31, 2021, primarily due to increased headcount and increased commissions commensurate with an increase in sales.
●	Our marketing costs for the three months ended December 31, 2022, were $2,968,140, an increase of $1,838,612 or 163% from $1,129,527 for the three months ended December 31, 2021, primarily due to increased advertising spend to increase the market for our Loop Players, the introduction of a rewards program for our customers and securing affiliate partnerships aimed at the distribution and activation of Loop Players.
●	Our stock compensation (non-cash) for the three months ended December 31, 2022, was $1,790,807, an increase of $274,213 or 18% from $1,516,594 for the three months ended December 31, 2021, primarily due to the granting of stock option awards and RSUs to existing and new employees since December 31, 2021, which resulted in additional expenses for the three months ended December 31, 2022.
●	Our professional fees for the three months ended December 31, 2022, were $452,992, a decrease of $12,856 or 3% from $465,849 for the three months ended December 31, 2021.

As a percentage of revenue, Sales, General and Administrative Expenses were reduced significantly as we continued to improve our operating leverage.

Total Other Income (Expense)

Our other expenses for the three months ended December 31, 2022, were $1,007,583, an increase of $1,092,462 or 1,287% from $84,879 other income for the three months ended December 31, 2021. This increase in other expenses was primarily due to increased interest expense from rising interest rates and increased borrowing.

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

The following table provides a reconciliation of net loss to EBITDA for each of the periods indicated:

	Three months ended December 31,
	2022	2021
GAAP net loss	$(5,259,439)	$(4,273,995)
Adjustments to reconcile to EBITDA:
Interest expense	1,007,583	504,117
Interest income	—	(200)
Depreciation and amortization expense*	869,883	343,458
Income Tax expense/(benefit)	1,230	251

EBITDA	$(3,380,743)	$(3,426,369)

*Includes amortization of content assets.

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

We define Adjusted EBITDA as earnings before interest expense (income), income tax (expense)/benefit, depreciation and amortization, adjusted for stock-based compensation and non-recurring income and expenses, if any.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three months ended December 31,
	2022	2021
GAAP net loss	$(5,259,439)	$(4,273,995)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense	1,007,583	504,117
Interest income	—	(200)
Depreciation and amortization expense *	869,883	343,458
Income tax expense (benefit)	1,230	251
Stock-based compensation**	1,790,807	1,516,594
Gain (loss) on extinguishment of debt, net	—	(490,051)
Change in fair value of derivative	—	(98,745)
Adjusted EBITDA	$(1,589,936)	$(2,498,571)

*Includes amortization of content assets.

** Includes options, restricted stock units (“RSUs”) and warrants.

Liquidity and Capital Resources

As of December 31, 2022, we had cash of approximately $7,753,644. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Three months ended December 31,
	2022	2021
Net cash used in operating activities	$(6,823,229)	$(3,477,763)
Net cash used in investing activities	(618,032)	—
Net cash provided by (used in) financing activities	1,122,991	977,313
Change in cash	(6,318,270)	(2,500,450)

Cash, beginning of period	14,071,914	4,162,548
Cash, end of period	$7,753,644	$1,662,098

Cash Flows for the Three Months Ended December 31, 2022, and 2021

Net Cash Flow Used in Operating Activities

Our net cash used in operating activities during the three months ended December 31, 2022, was $6,823,229, an increase of $3,345,466, or 96%, from $3,477,763 for the three months ended December 31, 2021. This increase in net cash used in the three months ended December 31, 2022, was primarily due to the net loss of $5,259,439 and a net decrease in operating assets and liabilities of $4,928,594, offset by stock-based compensation expense of $1,790,807, amortization of content assets of $682,167, amortization of debt discount of $661,335, depreciation and amortization expense of $187,716 and amortization of right-of-use assets of $42,779.

Our net cash used in operating activities for the three months ended December 31, 2021, was $3,477,763 primarily due to the net loss of $4,273,995, a net decrease in operating assets and liabilities of $924,639, a gain on extinguishment of debt of $490,051 and a change in fair value of derivatives of $98,745, offset by stock-based compensation expense of $1,549,406, amortization of debt discount of $358,248, amortization of content assets of $311,055, amortization of right-of-use assets of $38,555, depreciation and amortization of $32,403 and a write-off for bad debt expense of $20,000.

Net Cash Flow Used in Investing Activities

Our net cash used in investing activities during the three months ended December 31, 2022, was $618,032, primarily due to the purchase of property and equipment of $618,032 compared to $0 for the three months ended December 31, 2021.

Net Cash Flow Provided by Financing Activities

Our net cash provided by financing activities during the three months ended December 31, 2022, was $1,122,991, an increase of $145,678 or 15% from $977,313 for the three months ended December 31, 2021, primarily due to net proceeds from non-revolving line of credit of $1,429,441, offset by the repayment on loans of $250,125, deferred offering costs of $56,024 and debt issuance costs of $301.

Our net cash provided by financing activities for the three months ended December 31, 2021, was primarily due to receipt of proceeds from the issuance of common stock of $1,250,000, offset by the repayment of a stockholder’s loan of $272,687.

As a result of the above activities, we recorded a net decrease in cash of $6,318,270 for the three months ended December 31, 2022. We reported a cash balance of $7,753,644 as of December 31, 2022.

Future Capital Requirements

We have generated limited revenue, and as of December 31, 2022, our cash totaled $7,753,644, and we had an accumulated deficit of $101,581,303. We believe that our existing cash will enable us to fund our operations for at least twelve months from the date of this Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. We anticipate that we will continue to incur net losses for the foreseeable future; however, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

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

Non-Revolving Lines of Credit

On February 23, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “Prior Excel Loan Agreement”) with Excel Family Partnership, LLLP (“Excel”), an entity managed by Bruce Cassidy, a member of our Board of Directors, for aggregate principal amount of $1,500,000, which was amended on April 13, 2022, to increase the aggregate principal amount to $2,000,000 (the “$2m Loan”). Effective as of April 25, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement with Excel (the “Excel Non-Revolving Loan Agreement”) for an aggregate principal amount of $4,022,986 (the “Excel Non-Revolving Loan”). The Excel Non-Revolving Loan matures eighteen (18) months from the date of the Excel Non-Revolving Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year. On April 25, 2022, we used $2,000,000 of the proceeds of the Excel Non-Revolving Loan to prepay all of the remaining outstanding principal and interest of the $2m Loan and the Prior Excel Loan Agreement was terminated in connection with such prepayment. Under the Excel Non-Revolving Loan Agreement, we granted to the lender a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof (which was subsequently subordinated in connection with our Revolving Loan Agreement (as defined below). In connection with the Excel Non-Revolving Loan, on April 25, 2022, we issued a warrant for an aggregate of up to 383,141 shares of our common stock. The warrant has an exercise price of $5.25 per share, expires on April 25, 2025, and shall be exercisable at any time prior to the expiration date. Effective as of December 14, 2022, we entered into a Non-Revolving Line of Credit Agreement Amendment and a Non-Revolving line of Credit Promissory Note Amendment with Excel to extend the maturity date from eighteen (18) months to twenty-four (24) months from the date of the Excel Non-Revolving Loan.

The Excel Non-Revolving Loan had a balance, including accrued interest, amounting to $4,111,492 and $4,226,181 as of December 31, 2022, and September 30, 2022, respectively. We incurred interest expense for the Excel Non-Revolving Loan in the amount of $419,438 and $0 for the three months ended December 31, 2022, and 2021.

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

The RAT Non-Revolving Loan had a balance, including accrued interest, amounting to $2,235,441 and $2,301,260 as of December 31, 2022, and September 30, 2022, respectively. We incurred interest expense for the RAT Non-Revolving Loan in the amount of $224,105 and $0 for the three months ended December 31, 2022, and 2021.

Revolving Loan Agreement

Effective as of July 29, 2022, we entered into a Loan and Security Agreement (the “Revolving Loan Agreement”) with Industrial Funding Group, Inc. (the “Initial Lender”) for a revolving loan credit facility for the initial principal sum of up to $4,000,000, and through the exercise of an accordion feature, a total sum of up to $10,000,000, evidenced by a Revolving Loan Secured Promissory Note, also effective as of July 29, 2022 (the “Revolving Loan”). Shortly after the effective date of the Revolving Loan, the Initial Lender assigned the Revolving Loan Agreement, and the loan documents related thereto, to GemCap Solutions, LLC (the “Senior Lender”).  Availability for borrowing under the Revolving Loan Agreement is dependent upon our assets in certain eligible accounts and measures of revenue, subject to reduction for reserves that the Senior Lender may require in its discretion, and the accordion feature is a provision whereby we may request that the Senior Lender increase availability under the Revolving Loan Agreement, subject to its sole discretion. Effective as of October 27, 2022, we entered into Amendment Number 1 to the Loan and Security Agreement and to the Loan Agreement Schedule with the Senior Lender to increase the principal sum available under the Revolving Loan Agreement from $4,000,000 to $6,000,000. As of December 31, 2022, we had borrowed $5,973,001 under the Revolving Loan. The Revolving Loan matures on July 29, 2024, and began accruing interest on the unpaid principal balance of advances, payable monthly in arrears, on September 7, 2022, at an annual rate equal to the greater of (I) the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) zero percent (0.00%), and (II) four percent (4.00%). Under the Revolving Loan Agreement, we have granted to the Senior Lender a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the loan, our existing secured lenders (the “Subordinated Lenders”) delivered subordination agreements (the “Subordination Agreements”) to the Senior Lender. We are permitted to make regularly scheduled payments, including payments upon maturity, to such subordinated lenders and potentially other payments subject to a measure of cash flow and receiving certain financing activity proceeds, in accordance with the terms of the Subordination Agreements. In connection with the delivery of the Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our common stock. Each warrant has an exercise price of $5.25 per share, expires on July 29, 2025 (the “Expiration Date”), and shall be exercisable at any time prior to the Expiration Date. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, a member of our Board of Directors, as directed by its affiliate, Excel Family Partners, LLLP, one of the Subordinated Lenders. The Subordinated Lenders receiving warrants for the remaining 104,759 warrant shares was also entitled to receive a cash payment of $22,000 six months from the date of the Subordination Agreements, representing one percent (1.00%) of the outstanding principal amount of the loan held by such Subordinated Lenders. This cash payment was made to those Subordinated Lenders on January 25, 2023.

The Revolving Loan had a balance, including accrued interest, amounting to $6,029,465 and $4,587,255 as of December 31, 2022, and September 30, 2022, respectively. We incurred interest expense for the Revolving Loan in the amount of $358,171 and $0 for the three months ended December 31, 2022, and 2021.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	our ability to attract and retain management with experience in digital media including digital video music streaming, and similar emerging technologies;
●	our ability to negotiate, finalize and maintain economically feasible agreements with the major and independent music labels, publishers and performance rights organizations;
●	our expectations regarding market acceptance of our products in general, and our ability to penetrate digital video music streaming in particular;

●	volatility in digital programmatic advertising spend which can affect our revenues;
●	the scope, validity and enforceability of our and third-party intellectual property rights;
●	the intensity of competition;
●	the effects of the ongoing pandemic caused by the spread of COVID-19 and our business clients ability to service their clients’ in out of home venues that have limited their public capacity;
●	changes in the political and regulatory environment and in business and fiscal conditions in the United States and overseas;
●	our ability to attract prospective users and to retain existing users;
●	our dependence upon third-party licenses for sound recordings and musical compositions;
●	our lack of control over the providers of our content and their effect on our access to music and other content;
●	our ability to comply with the many complex license agreements to which we are a party;
●	our ability to accurately estimate the amounts payable under our license agreements;
●	the limitations on our operating flexibility due to the minimum guarantees required under certain of our license agreements;
●	our ability to obtain accurate and comprehensive information about music compositions in order to obtain necessary licenses or perform obligations under our existing license agreements;
●	potential breaches of our security systems;
●	assertions by third parties of infringement or other violations by us of their intellectual property rights;
●	our ability to generate sufficient revenue to be profitable or to generate positive cash flow on a sustained basis;
●	our ability to accurately estimate our user metrics;
●	risks associated with manipulation of stream counts and user accounts and unauthorized access to our services;
●	our ability to maintain, protect and enhance our brand;
●	risks relating to the acquisition, investment and disposition of companies or technologies;
●	dilution resulting from additional share issuances;
●	tax-related risks;
●	the concentration of voting power among our founders who have and will continue to have substantial control over our business; and
●	risks associated with accounting estimates, currency fluctuations and foreign exchange controls.

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

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholder.

As of December 31, 2022, our cash totaled $7,753,644. During the three months ended December 31, 2022, we incurred a net loss of $5,259,439 and used $6,823,229 of cash in operations. We have incurred significant operating losses in the past and, as of December 31, 2022, we had an accumulated deficit of approximately $101,581,303.  We do not expect to experience positive cash flows from operations in the near future as we continue to invest in the distribution of our Loop Players and the expansion of our Partner Platform business. We also expect to incur significant additional legal and financial expenditures in meeting the regulatory requirements of an NYSE-American listed public company.

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

Based on our current operating plan, we believe that our existing cash will enable us to fund our operations for at least the twelve months from the date of this Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect.

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

Performance Obligations and Significant Judgments

Our revenue can be categorized into two revenue streams with the following performance obligations and recognition patterns:

Advertising Revenue

Advertising revenue accounts for 94% of our revenue and includes revenue from direct and programmatic advertising as well as sponsorships. For all advertising revenue sources, we evaluate whether we should be considered the principal (i.e., report revenues on a gross basis) or an agent (i.e., report revenues on a net basis). We are considered the principal in our arrangements with content providers in our O&O Platform business and with our arrangements with our third-party partners in our Partner Platforms business and thus report revenues on a gross basis, wherein the amounts billed to our advertising demand partners, advertising agencies, and direct advertisers and sponsors are recorded as revenues, and amounts paid to content providers and third-party partners are recorded as expenses. We are considered the principal because we control the advertising space, are primarily responsible to our advertising demand partners and other parties filling our advertising inventory, have discretion in pricing and advertising fill rates and typically have an inventory risk.

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

Legacy and Other Business Revenue

Legacy and other business revenue accounts for the remaining 6% of total revenue and includes streaming services, subscription content services, and hardware delivery, as described below:

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

Stock-Based Compensation

Stock-based compensation awarded to employees is measured at the award date, based on the fair value of the award, and is recognized as an expense over the requisite vesting period. We measure the fair value of the stock-based compensation issued to non-employees using the stock price observed in the trading market (for stock transactions) or the fair value of the award (for non-stock transactions), which were more reliably determinable measures of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for periods beginning after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. We adopted this ASU as of October 1, 2022, and there is no material impact as of December 31, 2022.

Item 3.Quantitative and Qualitative Disclosure About Market Risk.

Not required.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.There were no other changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a.With oversight from the Audit Committee, management will continue to design and implement remediation measures to address the material weaknesses described above and enhance our internal control over financial reporting.  We will strive to ensure that a proper, consistent tone is communicated throughout the organization, which emphasizes the expectation that previously existing deficiencies will be rectified through implementation of processes and controls to ensure strict compliance with accounting principles generally accepted in the United States and regulatory requirements.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.Defaults Upon Senior Securities.

There were no material defaults regarding payments of principal and interest that exceeded 5% of our total assets.

Item 4.Mine Safety Disclosure.

Not applicable.

Item 5.Other Information.

Significant Agreements

We have recently renewed and updated the last of our three limited, non-exclusive licenses to digitally distribute certain music videos and related materials to our OOH clients in the United States owned or controlled by the major record labels; Universal Music Group, Sony Music Entertainment, and Warner Music Group (collectively, the “Music Labels”) and have now done so with all three Music Labels.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1*	Restated Articles of Incorporation of Loop Media, Inc., as amended

10.1

Amendment Number 1 to the Loan and Security Agreement and to the Loan Agreement Schedule, dated October 27, 2022, by and between the Company and GemCap Solutions, LLC, as successor and assign to Industrial Funding Group, Inc. (previously filed on November 2, 2022, as Exhibit 10.1 of the Company’s Current Report on Form 8-K)

10.2

Amended and Restated Secured Promissory Note (Revolving Loans), dated October 27, 2022, executed by the Company for the benefit of GemCap Solutions, LLC, as successor and assign to Industrial Funding Group, Inc. (previously filed on November 2, 2022, as Exhibit 10.2 of the Company’s Current Report on Form 8-K)

10.3

Non-Revolving Line of Credit Loan Agreement Amendment, dated as of December 14, 2022, by and between the Company and Excel Family Partners, LLLP (previously filed on December 20, 2022, as Exhibit 10.17 of the Company’s Annual Report on Form 10-K)

10.4

Non-Revolving Line of Credit Promissory Note Amendment, dated as of December 14, 2022, by and between the Company and Excel Family Partners, LLLP (previously filed on December 20, 2022, as Exhibit 10.17 of the Company’s Annual Report on Form 10-K)

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

* Filed herewith.

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized on February 7, 2023.

Loop Media, Inc., a Nevada corporation
(Registrant)

By:	/s/ Jon Niermann
Jon Niermann
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Neil Watanabe
Neil Watanabe
Chief Financial Officer
(Principal Financial and Accounting Officer)