Form 10-Q
period 2023-03-31
Loop Media, Inc.
filed 2023-05-15
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-41508

LOOP MEDIA, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-3975872
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

700 N. Central Avenue, Suite 430, Glendale, CA 91203
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒No

As of May 10, 2023, the registrant had 56,381,209 shares of common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1Financial Statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2023	2022
ASSETS	(UNAUDITED)
Current assets
Cash	$4,650,763	$14,071,914
Accounts receivable, net	5,694,321	12,590,970
Prepaid expenses and other current assets	918,175	1,496,566
Deferred offering costs	232,845	—
Content assets - current	2,700,232	745,633
Total current assets	14,196,336	28,905,083
Non-current assets
Deposits	64,090	63,889
Content assets - non current	1,111,580	678,659
Property and equipment, net	2,701,130	1,633,169
Operating lease right-of-use assets	17,185	76,696
Intangible assets, net	534,111	590,333
Total non-current assets	4,428,096	3,042,746
Total assets	$18,624,432	$31,947,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,883,215	$7,453,801
Accrued liabilities	3,413,038	5,620,873
Accrued royalties and revenue share	3,184,604	4,559,088
Payable on acquisition	—	250,125
License content liabilities - current	1,282,655	1,092,819
Deferred Income	—	140,764
Lease liability - current	18,483	75,529
Non-revolving line of credit	1,809,594	—
Total current liabilities	16,591,589	19,192,999
Non-current liabilities
Non-revolving line of credit	—	1,494,469
Non-revolving line of credit, related party	3,088,753	2,575,753
Revolving line of credit	4,185,069	3,030,516
Total non-current liabilities	7,273,822	7,100,738
Total liabilities	23,865,411	26,293,737

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity
Common Stock, $0.0001 par value, 105,555,556 shares authorized, 56,381,209 and 56,381,209 shares issued and outstanding as of March 31, 2023, and September 30, 2022, respectively	5,638	5,638
Additional paid in capital	106,151,803	101,970,318
Accumulated deficit	(111,398,420)	(96,321,864)
Total stockholders' equity	(5,240,979)	5,654,092
Total liabilities and stockholders' equity	$18,624,432	$31,947,829

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022

Revenue	$5,393,231	$4,879,839	$20,219,062	$7,875,873
Cost of revenue
Cost of revenue - Advertising and Legacy and other revenue	3,177,607	3,169,059	11,635,240	4,302,981
Cost of revenue - depreciation and amortization	630,543	346,158	1,312,710	657,213
Total cost of revenue	3,808,150	3,515,217	12,947,950	4,960,194
Gross profit	1,585,081	1,364,622	7,271,112	2,915,679

Operating expenses
Sales, general and administrative	7,769,314	4,686,326	15,727,448	9,014,197
Stock-based compensation	2,475,807	1,173,106	4,266,614	2,722,512
Depreciation and amortization	235,009	32,399	422,725	64,802
Total operating expenses	10,480,130	5,891,831	20,416,787	11,801,511

Loss from operations	(8,895,049)	(4,527,209)	(13,145,675)	(8,885,832)

Other income (expense)
Interest income	—	—	—	200
Interest expense	(919,444)	(494,389)	(1,927,027)	(998,506)
Gain (Loss) on extinguishment of debt, net	—	—	—	490,051
Change in fair value of derivatives	—	47,568	—	146,313
Other income	(2,624)	—	(2,624)	—
Total other income (expense)	(922,068)	(446,821)	(1,929,651)	(361,942)
Loss before income taxes	(9,817,117)	(4,974,030)	(15,075,326)	(9,247,774)
Income tax (expense)/benefit	—	(800)	(1,230)	(1,051)
Net loss	$(9,817,117)	$(4,974,830)	$(15,076,556)	$(9,248,825)

Basic and diluted net loss per common share	(0.17)	$(0.11)	(0.27)	$(0.21)

Weighted average number of basic and diluted common shares outstanding	56,381,209	45,531,995	56,381,209	45,005,276

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2023, and 2022

(UNAUDITED)

	Preferred Stock Series B		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balances, September 30, 2022	—	$—	56,381,209	$5,638	$101,970,318	$(96,321,864)	$5,654,092
Stock-based compensation	—	—	—	—	1,790,807	—	1,790,807
Net loss	—	—	—	—	—	(5,259,439)	(5,259,439)
Balances, December 31, 2022	—	$—	56,381,209	$5,638	$103,761,125	$(101,581,303)	$2,185,460
Stock-based compensation	—	—	—	—	2,475,807	—	2,475,807
Short swing profit recovery	—	—	—	—	1,201	—	1,201
Issuance costs from uplist of stock	—	—	—	—	(86,330)	—	(86,330)
Net loss	—	—	—	—	—	(9,817,117)	(9,817,117)
Balances, March 31, 2023	—	$—	56,381,209	$5,638	$106,151,803	$(111,398,420)	$(5,240,979)

	Preferred Stock Series B		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balances, September 30, 2021	200,000	$20	44,490,003	$4,449	$69,833,650	$(66,842,416)	$2,995,703
Stock-based compensation	—	—	—	—	1,549,406	—	1,549,406
Net loss	—	—	—	—	—	(4,273,995)	(4,273,995)
Balances, December 31, 2021	200,000	$20	44,490,003	$4,449	$71,383,056	$(71,116,411)	$271,114
Stock-based compensation	—	—	—	—	1,116,318	—	1,116,318
Warrants issued to consultants	—	—	—	—	56,788	—	56,788
Payment in kind interest stock issuance	—	—	12,378	1	88,499	—	88,500
Conversion of series B convertible stock to common stock	(200,000)	(20)	6,666,666	667	(647)	—	—
Net loss	—	—	—	—	—	(4,974,830)	(4,974,830)
Balances, March 31, 2022	—	$—	51,169,047	$5,117	$72,644,014	$(76,091,241)	$(3,442,110)

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,076,556)	$(9,248,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,244,329	713,197
Depreciation and amortization expense	422,725	64,802
Amortization of content assets	1,312,710	657,213
Amortization of right-of-use assets	59,511	78,114
Bad debt expense	—	20,000
Gain on extinguishment of debt, net	—	(490,051)
Change in fair value of derivative	—	(146,313)
Stock-based compensation	4,266,614	2,722,512
Payment in kind for interest stock issuance	—	88,500
Change in operating assets and liabilities:
Accounts receivable	6,896,649	(3,075,632)
Prepaid income tax	—	(1,842)
Inventory	10,252	160,965
Prepaid expenses	568,138	(11,720)
Deposit	(201)	(29,590)
Accounts payable	(1,181,952)	871,866
Accrued liabilities	(2,207,835)	1,033,139
Accrued royalties and revenue share	(1,374,484)	1,964,214
Licensed content liability	(3,457,477)	(853,500)
Operating lease liabilities	(57,046)	(80,877)
Deferred income	(140,764)	(34,392)
NET CASH USED IN OPERATING ACTIVITIES	(8,715,387)	(5,598,220)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,046,876)	—
NET CASH USED IN INVESTING ACTIVITIES	(1,046,876)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	1,250,000
Proceeds from credit facility	—	1,500,000
Proceeds from line of credit	28,087,249	—
Payments on line of credit	(27,326,600)	—
Debt issuance costs	(22,300)	—
Issuance costs for stock uplist	(86,330)	—
Deferred offering costs	(61,983)	(123,498)
Payment of acquisition related consideration	(250,125)	—
Repayment of stockholder loans	—	(552,832)
Short swing profit recovery	1,201	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	341,112	2,073,670

Change in cash and cash equivalents	(9,421,151)	(3,524,550)
Cash, beginning of period	14,071,914	4,162,548
Cash, end of period	$4,650,763	$637,998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW STATEMENTS
Cash paid for interest	$665,309	$101,186
Cash paid for income taxes	$1,230	$1,051
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Payment in kind common stock payment	$—	$88,496
Conversion of Preferred Class B stock to common stock	$—	$1,980
Unpaid deferred offering costs	$170,862	$247,023
Unpaid additions to property and equipment	$387,588	$—
Unpaid additions to licensed and internally developed content	$52,916	$—

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

We offer hand-curated music video content licensed from major and independent record labels, including Universal Music Group (“Universal”), Sony Music Entertainment (“Sony”), and Warner Music Group (“Warner” and collectively with Universal and Sony, the “Music Labels”), as well as non-music video content, which is predominantly licensed or acquired from third parties, including action sports clips, drone and atmospheric footage, trivia, news headlines, lifestyle channels and kid-friendly videos, as well as movie, television and video game trailers, amongst other content. We distribute our content and advertising inventory to digital screens located in OOH locations primarily through (i) our owned and operated platform (the “O&O Platform”) of Loop Media-designed “small-box” streaming Android media players (“Loop Players”) and legacy ScreenPlay computers and (ii) through screens on digital platforms owned and operated by third parties (each a “Partner Platform” and collectively, the “Partner Platforms,” and together with the O&O Platform, the “Loop Platform”). As of March 31, 2023, we had 32,734 QAUs (described below) operating on our O&O Platform. We launched our Partner Platforms business in May 2022 and have a total of approximately 24,000 screens across our Partner Platforms as of March 31, 2023.

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

Liquidity and management’s plan

As shown in the accompanying consolidated financial statements, we have incurred significant recurring losses resulting in an accumulated deficit. We anticipate further losses in the foreseeable future. We also had negative cash flows used in operations. These factors raise substantial doubt about our ability to continue as a going concern.

We filed a shelf Registration Statement on Form S-3 that has been declared effective by the Securities and Exchange Commission (“SEC”).  On May 12, 2023, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which we may offer and sell, from time to time through the Agent, shares of our common stock, par value $0.0001 per share (“Common Stock”), for aggregate gross proceeds of up to $50,000,000. Since May 12, 2023, we have not had any sales under the Sales Agreement.

In addition, on May 10, 2023, we entered into a Non-Revolving Line of Credit Loan Agreement with several institutions and individuals for aggregate loans of up to $4.0 million.

Based on the available cash balance at March 31, 2023, and these new sources of funding, we believe that we will have sufficient resources to fund our operations for at least twelve months from the date these financial statements were issued and that the substantial doubt in connection with our ability to continue as a going concern is alleviated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of September 30, 2022, which has been derived from our audited financial statements, and (b) our unaudited condensed consolidated interim financial statements for the six months ended March 31, 2023, have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2023, are not necessarily indicative of results that may be expected for the year ending September 30, 2023.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2022, included in our Annual Report on Form 10-K filed with the SEC on December 20, 2022.

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

Cash

Cash and cash equivalents include all highly liquid monetary instruments with original maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits. We maintain our cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, our cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits. We have not experienced any losses on such accounts. On March 31, 2023, and September 30, 2022, we had no cash equivalents.

As of March 31, 2023, and September 30, 2022, approximately $4,400,763 and $13,821,914 of cash exceeded the FDIC insurance limits, respectively.

Accounts receivable

Accounts receivable represent amounts due from customers. We assess the collectability of receivables on an ongoing basis. A provision for the impairment of receivables involves significant management judgment and includes the review of individual receivables based on individual customers, current economic trends and analysis of historical bad debts. As of March 31, 2023, and September 30, 2022, we had recorded an allowance for doubtful accounts of $778,370 and $646,013, respectively.

Concentration of credit risk

During the six months ended March 31, 2023, we had two customers which each individually comprised greater than 10% of net revenue. These customers represented 17% and 15% respectively. No other customer accounted for more than 10% of net revenue during the periods presented.

As of March 31, 2023, three customers accounted for a total of 45% of our accounts receivable balance or 20%, 15%, and 10%, respectively. No other customer accounted for more than 10% of total accounts receivable.

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

Loop players are capitalized as fixed assets and depreciated over the estimated period of use.

See below for estimated useful lives:

Loop players	3 years
Equipment	3-5 years
Software	3 years

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

On September 26, 2022, our convertible debentures converted to common stock as part of our public offering and  uplist to the NYSE stock exchange, and in accordance with the terms of the original debt agreements. As of September 30, 2022, the remaining balance of the derivative liability was written off as part of the conversion to equity.  Thus, there is no fair value measurement of the Derivative Liability balance as of March 31, 2023.

The following table summarizes changes in fair value measurements of the Derivative Liability during the six months ended March 31, 2022:

Balance as of September 30, 2021	$1,058,633
Derivative liability issued with convertible debentures	—
Change in fair value	(146,313)
Balance as of March 31, 2022	$912,320

Advertising costs

We expense all advertising costs as incurred. Advertising and marketing costs for the six months ended March 31, 2023, and 2022, were $5,835,275 and $2,435,811, respectively.

Revenue recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration we expect to receive in exchange for those products. In instances where final acceptance of the product is specified by the client, revenue is deferred until all acceptance criteria have been met. For example, we bill subscription services in advance of when the service is performed and revenue is treated as deferred revenue until the service is performed and/or the performance obligation is satisfied. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of our products and services to clients in return for expected consideration and includes the following elements:

●	executed contracts with our customers that we believe are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation of the transaction price to each performance obligation; and
●	recognition of revenue only when we satisfy each performance obligation.

Performance obligations and significant judgments

Our revenue can be categorized into two revenue streams: Advertising revenue and Legacy and other revenue.

The following table disaggregates our revenue by major type for the three and six months ended March 31, 2023, and 2022.

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Advertising revenue	$4,648,390	$3,499,791	$18,607,895	$4,936,878
Legacy and other revenue	744,841	1,380,048	1,611,167	2,938,995
Total	$5,393,231	$4,879,839	$20,219,062	$7,875,873

Our performance obligations and recognition patterns for each revenue stream are as follows:

Advertising revenue

For the three and six months ended March 31, 2023, advertising revenue accounts for 86% and 92%, respectively, of our revenue and includes revenue from direct and programmatic advertising as well as sponsorships.

For all advertising revenue sources, we evaluate whether we should be considered the principal (i.e., report revenues on a gross basis) or an agent (i.e., report revenues on a net basis). Our role as principal or agent differs based on our performance obligation for each revenue share arrangement.

For both the O&O and Platform Partner businesses, advertising inventory provided to advertisers through the use of an advertising demand partner or agency, with whose fees or commission is calculated based on a stated percentage of gross advertising spending, we are considered the agent and our revenues are reported net of agency fees and commissions. We are considered the agent because the demand partner or agency controls all aspects of the transaction (pricing risk, inventory risk, obligation for fulfillment) except for the devices used to show the advertisements, therefore we report this advertising revenue net of agency fees and commissions.

We are considered the principal in our arrangements with content providers in our O&O Platform business and with our arrangements with our third-party partners in our Partner Platforms business and thus report revenues on a gross basis (net of agency fees and commissions), wherein the amounts billed to our advertising demand partners, advertising agencies, and direct advertisers and sponsors are recorded as revenues, and amounts paid to content providers and third-party partners are recorded as expenses. We are considered the principal because we control the advertising space, are primarily responsible to our advertising demand partners and other parties filling our advertising inventory, have discretion in pricing and advertising fill rates and typically have an inventory risk.

For advertising revenue, we recognize revenue at the time the digital advertising impressions are filled and the advertisements are played and, for sponsorship revenue, we generally recognize revenue ratably over the term of the sponsorship arrangement as the sponsored advertisements are played.

Legacy and other business revenue

For the three and six months ended March 31, 2023, legacy and other business revenue accounts for the remaining 14% and 8%,respectively, of total revenue and includes streaming services, subscription content services, and hardware delivery, as described below:

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

Customer acquisition costs

Customer acquisition costs consist of marketing costs and affiliate fees associated with the O&O business.  They are included in operating expenses and expensed as incurred.

Cost of revenue

Cost of revenue for the O&O Platform and legacy businesses represents the amortized cost of ongoing licensing and hosting fees, which is recognized over time based on usage patterns. The depreciation expense associated with the Loop players is not included in cost of sales.

Cost of revenue for the Partner Platform business represents hosting fees, amortized costs of internally-developed content, and the revenue share with third party partners (after deduction of allocated infrastructure costs). The cost of revenue is higher with partners within the Partner Platform versus those within the O&O Platform because the Company leverages its Partner Platform partners’ network of customers and their screens to deliver content and advertising inventory, rather than using its own Loop players.

Deferred income

As of March 31, 2023, we no longer bill subscription services in advance of when the service period is performed. The deferred income recorded at September 30, 2022, represents our accounting for the timing difference between when the subscription fees are received and when the performance obligation is satisfied.

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

The following securities are excluded from the calculation of weighted average diluted shares at March 31, 2023, and September 30, 2022, respectively, because their inclusion would have been anti-dilutive.

	March 31,	September 30,
	2023	2022
Options to purchase common stock	8,605,814	8,174,583
Warrants to purchase common stock	5,300,033	5,300,033
Restricted Stock Units (RSUs)	1,102,004	890,000
Series A preferred stock	—	—
Series B preferred stock	—	—
Convertible debentures	—	—
Total common stock equivalents	15,007,851	14,364,616

Shipping and handling costs

Loop players are provided free to our customers. Loop absorbs any associated costs of shipping and handling and records as an operational expense at the time of service.

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

Recently adopted accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for periods beginning after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. We adopted this ASU as of October 1, 2022, and there is no material impact as of March 31, 2023.

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

NOTE 3 – CONTENT ASSETS

Content Assets

The content we stream to our users is generally acquired by securing the intellectual property rights to the content through licenses from, and paying royalties or other consideration to, rights holders or their agents. The licensing can be for a fixed fee or can be a revenue sharing arrangement. The licensing arrangements specify the period when the content is available for streaming, the territories, the platforms, the fee structure and other standard content licensing terms defining the rights and/or restrictions for how the licensed content can be used by Loop.  We also develop original content internally, which is capitalized when the content is ready and available for streaming, and generally amortized over a period of two to three years.

As of March 31, 2023, content assets were $2,700,232 recorded as Content asset, net – current and $1,111,580 recorded as Content asset, net – noncurrent, of which $177,292 was internally-developed content asset, net.

We recorded amortization expense in cost of revenue, in the consolidated statements of operations, related to capitalized content assets:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Licensed Content Assets	$615,165	$346,158	$1,284,843	$657,213
Internally-Developed Assets	15,378	—	27,867	—
Total	$630,543	$346,158	$1,312,710	$657,213

Our content license contracts are typically two to three years. The amortization expense for the next three years for capitalized content assets as of March 31, 2023:

	Remaining in Fiscal Year 2023	Fiscal Year 2024	Fiscal Year 2025	Fiscal Year 2026
Licensed Content Assets	$1,447,223	$2,068,907	$115,726	$2,664
Internally-Developed Assets	36,430	72,860	59,440	8,562
Total	$1,483,653	$2,141,767	$175,166	$11,226

License Content Liabilities

On March 31, 2023, we had $1,335,571 of obligations comprised of $1,282,655 in License content liability – current and $52,916 in accounts payable on the Consolidated Balance Sheets. Payments for content liabilities for the six months ended March 31, 2023, were $3,483,019. The expected timing of payments for these content obligations is $1,282,655 payable in fiscal year 2023.

NOTE 4. PROPERTY AND EQUIPMENT

Our property and equipment, net consisted of the following as of March 31, 2023, and September 30, 2022:

	March 31,	September 30,
	2023	2022
Loop Players	$2,145,929	$1,259,402
Equipment	1,066,782	703,341
Software	588,553	404,058
	3,801,264	2,366,801
Less: accumulated depreciation	(1,100,134)	(733,632)
Total property and equipment, net	$2,701,130	$1,633,169

For the three months ended March 31, 2023, and 2022, depreciation expense, calculated using straight line method, charged to operations amounted to $206,897 and $4,288, respectively.

For the six months ended March 31, 2023, and 2022, depreciation expense, calculated using straight line method, charged to operations amounted to $366,502 and $8,580, respectively.

NOTE 5. INTANGIBLE ASSETS

Our intangible assets, each definite lived assets, consisted of the following as of March 31, 2023, and September 30, 2022:

		March 31,	September 30,
	Useful life	2023	2022
Customer relationships	nine years	$1,012,000	$1,012,000
Content library	two years	198,000	198,000
Total intangible assets, gross		1,210,000	1,210,000

Less: accumulated amortization		(675,889)	(619,667)
Total		(675,889)	(619,667)
Total intangible assets, net		$534,111	$590,333

Amortization expense charged to operations amounted to $28,111 and $28,111, for the three months ended March 31, 2023, and 2022, respectively.

Amortization expense charged to operations amounted to $56,222 and $56,222, respectively, for the six months ended March 31, 2023, and 2022.

Annual amortization expense for the next five years and thereafter is estimated to be $56,222 (remaining in fiscal year 2023), $112,444, $112,444, $112,444, $112,444, and $28,113, respectively. The weighted average life of the intangible assets subject to amortization is 4.8 years on March 31, 2023.

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

Our lease liability consisted of the following as of March 31, 2023, and September 30, 2022:

	March 31,	September 30,
	2023	2022
Short term portion	$18,483	$75,529
Long term portion	—	—
Total lease liability	$18,483	$75,529

Maturity analysis under these lease agreements are as follows:

2023	$20,331
Total undiscounted cash flows	20,331
Less: 10% Present value discount	(1,848)
Lease liability	$18,483

We recorded lease expense in sales, general and administration expenses in the consolidated statement of operations:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Operating lease expense	$17,495	$44,444	$61,939	$88,888
Short-term lease expense	32,431	2,100	34,831	4,200
Total lease expense	$49,926	$46,544	$96,770	$93,088

For the six months ended March 31, 2023, cash payments against lease liabilities totaled $59,138, and accretion on lease liability of $2,428.

For the six months ended March 31, 2022, cash payments against lease liabilities totaled $45,238, accretion on lease liability of $5,889.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Weighted-average remaining lease term	0.17 years
Weighted-average discount rate	10%

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2023, and September 30, 2021:

	March 31,	September 30,
	2023	2022
Accounts payable	$6,883,215	$7,453,801

Performance bonuses	1,889,315	2,970,000
Professional fees	390,058	505,169
Interest payable	355,737	348,150
Marketing	339,895	344,309
Insurance liabilities	83,744	602,970
Commissions	54,995	425,321
Other accrued liabilities	299,295	424,954
Accrued liabilities	3,413,038	5,620,873

Accrued royalties and revenue share	3,184,604	4,559,088

Total accounts payable and accrued expenses	$13,480,857	$17,633,762

NOTE 8 – DEBT

Lines of Credit as of March 31, 2023:
				Unpaid	Contractual
		Net Carrying Value		Principal	Interest Rates	Contractual	Warrants
Related party lines of credit:		Current	Long Term	Balance	Cash	Maturity Date	issued
$4,022,986 non-revolving line of credit, amended December 12, 2022	(1)	$—	$3,088,753	$4,022,986	12%	4/25/2024	383,141
Total related party lines of credit, net		$—	$3,088,753	$4,022,986

Lines of credit:
$2,200,000 non-revolving line of credit, May 13, 2022	(2)	$1,809,594	$—	$2,200,000	12%	11/13/2023	314,286
$6,000,000 revolving line of credit, July 29, 2022		—	4,185,069	5,304,209	Greater of 4% or Prime	7/29/2024	—
Total lines of credit, net		$1,809,594	$4,185,069	$7,504,209

Lines of Credit as of September 30, 2022:
				Unpaid	Contractual
		Net Carrying Value		Principal	Interest Rates	Contractual	Warrants
Related party lines of credit:		Current	Long Term	Balance	Cash	Maturity Date	issued
$4,022,986 non-revolving line of credit, April 25, 2022	(1)	$—	$2,575,753	$4,022,986	12%	10/25/2023	383,141
Total related party lines of credit, net		$—	$2,575,753	$4,022,986

Lines of credit:
$2,200,000 non-revolving line of credit, May 13, 2022	(2)	$—	$1,494,469	$2,200,000	12%	11/13/2023	314,286
$6,000,000 revolving line of credit, July 29, 2022		—	3,030,516	4,543,560	Greater of 4% or Prime	7/29/2024	—
Total lines of credit, net		$—	$4,524,985	$6,743,560

The following table presents the interest expense related to the contractual interest coupon and the amortization of debt discounts on the lines of credit:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Interest expense	$332,516	$139,439	$672,895	$285,309
Amortization of debt discounts	582,994	356,030	1,244,329	713,197
Total	$915,510	$495,469	$1,917,224	$998,506

Maturity analysis under the line of credit agreements for the fiscal years ended September 30,
2023	$—
2024	11,527,195
2025	—
2026	—
2027	—
Lines of credit, related and non-related party	11,527,195
Less: Debt discount on lines of credit payable	(2,443,779)
Total Lines of credit payable, related and non-related party, net	$9,083,416

Non-Revolving Lines of Credit

On February 23, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “Prior Excel Loan Agreement”) with Excel Family Partnership, LLLP (“Excel”), an entity managed by Bruce Cassidy, Chairman of our Board of Directors, for aggregate principal amount of $1,500,000, which was amended on April 13, 2022, to increase the aggregate principal amount to $2,000,000 (the “$2m Loan”). Effective as of April 25, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement with Excel (the “Excel Non-Revolving Loan Agreement”) for an aggregate principal amount of $4,022,986 (the “Excel Non-Revolving Loan”). The Excel Non-Revolving Loan matures eighteen (18) months from the date of the Excel Non-Revolving Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year. On April 25, 2022, we used $2,000,000 of the proceeds of the Excel Non-Revolving Loan to prepay all of the remaining outstanding principal and interest of the $2m Loan and the Prior Excel Loan Agreement was terminated in connection with such prepayment. Under the Excel Non-Revolving Loan Agreement, we granted to the lender a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof (which was subsequently subordinated in connection with our Revolving Loan Agreement (as defined below)). In connection with the Excel Non-Revolving Loan, on April 25, 2022, we issued a warrant for an aggregate of up to 383,141 shares of our common stock. The warrant has an exercise price of $5.25 per share, expires on April 25, 2025, and shall be exercisable at any time prior to the expiration date. Effective as of December 14, 2022, we entered into a Non-Revolving Line of Credit Agreement Amendment and a Non-Revolving Line of Credit Promissory Note Amendment with Excel to extend the maturity date of the Excel Non-Revolving Loan from eighteen (18) months to twenty-four (24) months from the date of the Excel Non-Revolving Loan. Effective as of May 10, 2023, we entered into a Non-Revolving Line of Credit Agreement Amendment No. 2 and a Non-Revolving Line of

Credit Promissory Note Amendment No. 2 with Excel to extend the maturity date of the Excel Non-Revolving Loan from twenty-four (24) months to twenty-five (25) months from the date of the Excel Non-Revolving Loan.

The Excel Non-Revolving Loan had a balance, including accrued interest, amounting to $4,232,181 and $4,226,181 as of March 31, 2023, and September 30, 2022, respectively. We incurred interest expense for the Excel Non-Revolving Loan in the amount of $755,719 and $0 for the six months ended March 31, 2023, and 2022.

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

The RAT Non-Revolving Loan had a balance, including accrued interest, amounting to $2,300,537 and $2,301,260 as of March 31, 2023, and September 30, 2022, respectively. We incurred interest expense for the RAT Non-Revolving Loan in the amount of $446,764 and $0 for the six months ended March 31, 2023, and 2022.

Revolving Loan Agreement

Effective as of July 29, 2022, we entered into a Loan and Security Agreement (the “Revolving Loan Agreement”) with Industrial Funding Group, Inc. (the “Initial Lender”) for a revolving loan credit facility for the initial principal sum of up to $4,000,000, and through the exercise of an accordion feature, a total sum of up to $10,000,000, evidenced by a Revolving Loan Secured Promissory Note, also effective as of July 29, 2022 (the “Revolving Loan”). Shortly after the effective date of the Revolving Loan, the Initial Lender assigned the Revolving Loan Agreement, and the loan documents related thereto, to GemCap Solutions, LLC (the “Senior Lender” or “GemCap”).  Availability for borrowing under the Revolving Loan Agreement is dependent upon our assets in certain eligible accounts and measures of revenue, subject to reduction for reserves that the Senior Lender may require in its discretion, and the accordion feature is a provision whereby we may request that the Senior Lender increase availability under the Revolving Loan Agreement, subject to its sole discretion. Effective as of October 27, 2022, we entered into Amendment Number 1 to the Revolving Loan Agreement with the Senior Lender to increase the principal sum available from $4,000,000 to $6,000,000. As of March 31, 2023, we had borrowed $5,304,209 under the Revolving Loan. The Revolving Loan matures on July 29, 2024, and began accruing interest on the unpaid principal balance of advances, payable monthly in arrears, on September 7, 2022, at an annual rate equal to the greater of (I) the sum of (i) the “Prime Rate” as reported in the “Money

Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) zero percent (0.00%), and (II) four percent (4.00%). Under the Revolving Loan Agreement, we have granted to the Senior Lender a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the loan, our existing secured lenders (the “Subordinated Lenders”) delivered subordination agreements (the “Subordination Agreements”) to the Senior Lender. We are permitted to make regularly scheduled payments, including payments upon maturity, to such subordinated lenders and potentially other payments subject to a measure of cash flow and receiving certain financing activity proceeds, in accordance with the terms of the Subordination Agreements. In connection with the delivery of the Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our common stock. Each warrant has an exercise price of $5.25 per share, expires on July 29, 2025 (the “Expiration Date”), and shall be exercisable at any time prior to the Expiration Date. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, as directed by its affiliate, Excel Family Partners, LLLP, one of the Subordinated Lenders. The Subordinated Lenders receiving warrants for the remaining 104,759 warrant shares were also entitled to receive a cash payment of $22,000 six months from the date of the Subordination Agreements, representing one percent (1.00%) of the outstanding principal amount of the loan held by such Subordinated Lenders. This cash payment was made to such Subordinated Lenders on January 25, 2023.

The warrants were accounted for as equity awards. We allocated the debt and warrant on a relative fair value basis to the proceeds received for the revolving loan agreement. We further allocated the fair value of the $1,347,719 of the warrants at inception as a debt discount and recorded the straight-line amortization of debt discount as interest expense.

The Revolving Loan had a balance, including accrued interest, amounting to $5,350,214 and $4,587,255 as of March 31, 2023, and September 30, 2022, respectively. We incurred interest expense for the Revolving Loan in the amount of $714,740 and $0 for the six months ended March 31, 2023, and 2022.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of March 31, 2023.

NOTE 10 – RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

Revolving Loan Agreement

Effective as of July 29, 2022, we entered into the Revolving Loan Agreement. In connection with the loan under the Revolving Loan Agreement, the Subordinated Lenders delivered Subordination Agreements to the Senior Lender. In connection with the delivery of the Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our common stock. Each warrant has an exercise price of $5.25 per share, expires on July 29, 2025. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, as directed by its affiliate, Excel Family Partners, LLLP, one of the Subordinated Lenders.

Excel Non-Revolving Loan Agreement

On February 23, 2022, we entered into the Prior Excel Loan Agreement with Excel, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, for the $2m Loan (aggregate principal amount of $1,500,000, which was amended on April 13, 2022, to increase the aggregate principal amount to $2,000,000. Effective as of April 25, 2022, we entered into the Excel Non-Revolving Loan Agreement for the Excel Non-Revolving Loan (aggregate principal amount of $4,022,986). The Excel Non-Revolving Loan matures eighteen (18) months from the date of the Excel Non-Revolving Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year. On April 25, 2022, we used $2,000,000 of the proceeds of the Excel Non-Revolving Loan to prepay all of the remaining outstanding principal and interest of the $2m Loan and the Prior Loan Agreement was terminated in connection with such prepayment. Under the Excel Non-Revolving Loan Agreement, we granted to the lender a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof (which was subsequently subordinated in connection with the Revolving Loan Agreement). In connection with the Excel Non-Revolving Loan, on April 25, 2022, we issued a warrant for an aggregate of up to 383,141 shares of our common stock. The warrant has an exercise price of $5.25 per share, expires on April 25, 2025, and shall be exercisable at any time prior to the expiration date. Effective as of December 14, 2022, we entered into a Non-Revolving Line of Credit Agreement Amendment and a Non-Revolving line of Credit Promissory Note Amendment with Excel to extend the maturity date of the Excel Non-Revolving Loan from eighteen (18) months to twenty-four (24) months from the date of the Excel Non-Revolving Loan. Effective as of May 10, 2023, we entered into a Non-Revolving Line of Credit Agreement Amendment No, 2 and a Non-Revolving Line of Credit Promissory Note Amendment No. 2 with Excel to extend the maturity date of the Excel Non-Revolving Loan from twenty-four (24) months to twenty-five (25) months from the date of the Excel Non-Revolving Loan.

The Excel Non-Revolving Loan had a balance, including accrued interest, amounting to $4,232,181 and $4,226,181 as of March 31, 2023, and September 30, 2022, respectively. We incurred interest expense for the Excel Non-Revolving Loan in the amount of $336,282 and $0 for the three months ended March 31, 2023, and 2022, respectively, and $755,719 and $0 for the six months ended March 31, 2023, and 2022.

500 Limited

For the six months ended March 31, 2023, and 2022, we paid 500 Limited $219,400 and $206,400, respectively, for programming services provided to Loop. 500 Limited is an entity controlled by Liam McCallum, our Chief Product and Technology Officer.

NOTE 11 –STOCKHOLDERS’ EQUITY (DEFICIT)

Change in Number of Authorized and Outstanding Shares

On September 21, 2022, a 1 for 3 reverse stock split of our common stock became effective. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively adjusted for the effects of the reverse split for all periods presented.

Common stock

Our authorized capital stock consists of 105,555,556 shares of common stock, $0.0001 par value per share, and 3,333,334 shares of preferred stock, $0.0001 par value per share. As of March 31, 2023, and 2022, there were 56,381,209  and 51,169,092, respectively, shares of common stock issued and outstanding.

Six months ended March 31, 2023

There was no activity during the six months ended March 31, 2023.

See Note 12 – Stock Options and Warrants for stock compensation discussion.

Six months ended March 31, 2022

During the six months ended March 31, 2022, we issued 12,378 shares of common stock with a value of $88,500 as payment in kind for accrued interest due on certain convertible notes. Of this amount, 9,861 shares of common stock at a value of $70,500 was issued to a board member.

See Note 12 – Stock Options and Warrants for stock compensation discussion.

NOTE 12 – STOCK OPTIONS, RESTRICTED STOCK UNITS (RSUs) AND WARRANTS

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

The following table summarizes the stock option activity for the six months ended March 31, 2023:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at September 30, 2022	8,174,563	$3.78	7.80	$9,188,491
Grants	462,431	6.23	9.77	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(31,180)	7.27	—	—
Outstanding at March 31, 2023	8,605,814	$3.90	7.66	$17,694,289
Exercisable at March 31, 2023	6,502,586	$3.50	7.30	$15,471,627

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than our stock price of $5.75 as of March 31, 2023, and $7.50 as of March 31, 2022, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options as of March 31, 2023:

Options outstanding
		Weighted	Options
		average	exercisable
Exercise	Number of	remaining life	number of
price	options	in years	options
$2.58	382,790	3.42	382,790
1.98	1,472,892	5.59	1,472,891
2.67	833,333	7.21	795,333
3.30	2,617,650	7.62	1,986,084
1.71	100,000	7.92	99,999
8.52	83,333	8.08	83,333
8.25	200,000	8.10	122,222
7.05	16,667	8.31	9,258
7.20	16,667	8.33	9,258
7.50	16,667	8.34	16,666
6.90	278,727	8.52	184,982
7.05	25,000	8.58	8,854
8.25	116,667	9.07	—
7.74	45,000	9.13	—
7.05	8,333	9.29	—
7.86	6,667	9.42	—
4.95	1,922,990	9.49	1,225,143
6.23	462,431	9.77	105,773
	8,605,814		6,502,586

Stock-based compensation

We recognize compensation expense for all stock options granted using the fair value-based method of accounting. During the six months ended March 31, 2023, we issued 462,431 options valued at $1,895,967. As of March 31, 2023, the total compensation cost related to nonvested awards not yet recognized is $8,800,348 and the weighted average period over which expense is expected to be recognized in months is 24.8.

The stock-based compensation expense related to option grants was $3,298,273 and $2,665,724, for the six months ended March 31, 2023, and 2022, respectively.

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

The following table summarizes the RSU activity for the six months ended March 31, 2023:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	RSUs	Fair Value	Contractual Term	Intrinsic Value
Outstanding at September 30, 2022	890,000	$5.00	3.29	$5,117,500
Grants	212,004	6.23	2.75	1,219,023
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2023	1,102,004	$5.24	—	$6,336,523
Exercisable at March 31, 2023	—	$—	—	$—

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on our stock price of $5.75 as of March 31, 2023, and $7.50 as of March 31, 2022. which would have been received by the RSU holders as of that date.

The following table presents information related to RSUs as of March 31, 2023:

RSUs outstanding
		Weighted Average
Grant Date	Number of	Remaining	Number of
Fair Value	RSUs	Life in Years	RSUs Vested
$5.00	890,000	3.48	—
$6.23	130,464	3.76	—
$6.23	81,540	0.50	—
	1,102,004		—

The stock-based compensation expense related to RSU grants was $764,898 and $0, for the six months ended March 31, 2023, and 2022, respectively.

As of March 31, 2023, the total compensation cost related to nonvested RSU awards not yet recognized was $4,977,011 and the weighted average period over which expense is expected to be recognized in months was 39.8.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of our common stock:

Warrants outstanding			Warrants exercisable
		Weighted			Weighted
		average			average
		remaining	Weighted		remaining
		contractual	average		contractual
	Number	life	exercise	Number	life
Exercise prices	outstanding	(years)	price	exercisable	(years)
$2.58	100,000	6.53	2.58	100,000	6.53
2.57	666,666	3.69	2.57	666,666	3.69
2.25	888,888	6.95	2.25	888,888	6.95
8.25	107,952	1.67	8.25	107,952	1.67
8.40	16,666	6.07	8.40	16,666	6.07
8.25	2,191,149	1.50	8.25	2,191,149	1.50
7.05	62,438	3.96	7.05	54,925	3.96
5.25	383,141	2.07	5.25	383,141	2.07
5.25	209,522	2.12	5.25	209,522	2.12
9.00	66,666	2.13	9.00	66,666	2.13
7.95	100,000	2.21	7.95	16,667	2.21
5.25	296,329	2.33	5.25	296,329	2.33
6.00	192,000	4.49	6.00	192,000	4.49
6.00	18,616	4.50	6.00	18,616	4.50

The following table summarizes the warrant activity for the six months ended March 31, 2023:

Weighted
average
exercise
	Number of	price per
	shares	share
Outstanding at September 30, 2022	5,300,033	$5.82
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2023	5,300,033	$5.82

We record all warrants granted using the fair value-based method of accounting.

During the six months ended March 31, 2023, no warrants were issued. We recorded consulting expense of $203,443 as a result of current period vesting of previously issued warrants to various companies for consulting services.

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

For the six months ended March 31, 2023, we recorded an income tax provision of $1,230. For the six months ended March 31, 2022, we recorded an income tax provision of $1,051 related to state and local taxes. The effective rate for both the six months ended March 31, 2023, and 2022, differ from the U.S. federal statutory rate of 21% as no income tax benefit was recorded for current year operating losses as we maintain a full valuation allowance on our deferred tax assets.

For the three months ended March 31, 2023, we recorded an income tax provision of $0. For the three months ended March 31, 2022, we recorded an income tax provision of $800 related to state and local taxes. The effective rate for both the three months ended March 31, 2023, and March 31, 2022, differ from the U.S. federal statutory rate of 21% as no income tax benefit was recorded for current year operating losses as we maintain a full valuation allowance on our deferred tax assets.

NOTE 14 – SUBSEQUENT EVENTS

We have evaluated all subsequent events through the date of this report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2023, and events which occurred after March 31, 2023, but which were not recognized in the financial statements.

Debt Issuance

Effective as of May 10, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “2023 Secured Loan Agreement”) with several individuals and institutional lenders (each individually a “Lender” and collectively, the “Lenders”) for aggregate loans of up to $4.0 million (the “2023 Secured Loan”), evidenced by a Secured Non-Revolving Line of Credit Promissory Notes (each a “2023 Secured Note” and collectively, the “2023 Secured Notes”), also effective as of May 10, 2023. The 2023 Secured Loan matures twenty-four (24) months from the date of the 2023 Secured Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year.

In connection with the 2023 Secured Loan, on May 10, 2023, we issued warrants (the “Warrants”) to purchase up to an aggregate of 369,517 shares of our common stock (the “Warrant Shares”) to the Lenders. The Warrants have an exercise price of $4.33 per share, expires on May 10, 2026 (the “Expiration Date”), and shall be exercisable at any time prior to the Expiration Date.

Under the2023 Secured Loan Agreement, we have granted to the Lenders a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof. In connection with the 2023 Secured Loan Agreement, the Lenders delivered subordination agreements (the “Subordination Agreements”) to GemCap Solutions, LLC, as successor and assign to Industrial Funding Group, Inc.(the “Senior Lender” or “GemCap”), pursuant to which our obligations to the Lenders and the indebtedness under the 2023 Secured Loan Agreement are subordinate and junior in right of payment to the indebtedness under our account receivable facility evidenced by that certain Loan and Security Agreement dated as of July 29, 2022, with the Senior Lender.

Excel Family Partners, LLLP (“Excel”), an entity managed by Bruce Cassidy, Chairman of our Board of Directors, is a Lender under the 2023 Secured Loan Agreement for an aggregate loan of $2.65 million. In connection with such loan, we issued a Warrant for 244,804 Warrant Shares to Excel.

The issuance of the Warrants was not registered under the Securities Act of 1933, as amended (the “Securities Act”). The Warrants were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act.

The descriptions of the Loan Agreement, the Notes, the Subordination Agreements and the Warrants are summaries and are qualified in their entirety by reference to the full texts of the Loan Agreement, the form of Note, the form of Subordination Agreement and the form of Warrant.

Excel Non-Revolving Line of Credit Amendment

Effective as of May 10, 2023, we entered into a Non-Revolving Line of Credit Agreement Amendment No. 2 (the “Excel Line of Credit Amendment No. 2”) and a Non-Revolving Line of Credit Promissory Note Amendment No. 2 (the “Excel Note Amendment No. 2,” and together, the “Excel Non-Revolving Line of Credit Amendments”) with Excel to extend the maturity date of the Excel Non-Revolving Loan from twenty-four (24) months to twenty-five (25) months from the date of the Excel Non-Revolving Loan.

The descriptions of the Excel Non-Revolving Line of Credit Amendments are summaries and are qualified in their entirety by reference to the full texts of the Excel Line of Credit Amendment No. 2 and the Excel Note Amendment No. 2.

Shelf Registration ($50 Million ATM)

We have filed a shelf Registration Statement on Form S-3 that has been declared effective by the Securities and Exchange Commission.  On May 12, 2023, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which we may offer and sell, from time to time through the Agent, shares of our common stock, par value $0.0001 per share (“Common Stock”), for aggregate gross proceeds of up to $50,000,000. Since May 12, 2023, we have not had any sales under the Sales Agreement.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

STATEMENT ON FORWARD-LOOKING INFORMATION

This report (“Report”) on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

We offer hand-curated music video content licensed from major and independent record labels, including Universal Music Group (“Universal”), Sony Music Entertainment (“Sony”), and Warner Music Group (“Warner” and collectively with Universal and Sony, the “Music Labels”), as well as non-music video content, which is predominantly licensed or acquired from third parties, including action sports clips, drone and atmospheric footage, trivia, news headlines, lifestyle channels and kid-friendly videos, as well as movie, television and video game trailers, amongst other content. We distribute our content and advertising inventory to digital screens located in OOH locations primarily through (i) our owned and operated platform (the “O&O Platform”) of Loop Media-designed “small-box” streaming Android media players (“Loop Players”) and legacy ScreenPlay computers and (ii) through screens on digital networks owned and operated by third parties (each a “Partner Platform” and collectively the “Partner Platforms,” and together with the O&O Platform, the “Loop Platform”). As of March 31, 2023, we had 32,734 QAUs operating on our O&O Platform. See “— Key Performance Indicators.” We launched our Partner Platforms business in May 2022 and have a total of approximately 24,000 screens across our Partner Platforms as of March 31, 2023. In line with our continued focus on business customers, we have deemphasized the distribution of our content channels to consumers in hotel rooms and our arrangement to do so will be ending later this fiscal year.

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

For the quarter ended March 31, 2023, QAU was up 22% to 32,734 compared to 26,903 for the quarter ended December 31, 2022. The growth in QAUs was almost entirely the result of growth in our ad-supported Loop Players. This growth was impacted by our increased focus, and the provision of additional resources, to our affiliate program, increased Loop Player requests by certain of our affiliate partners and the introduction of an automated system for our client success team to identify Loop Players that have gone offline to enable us to reengage with the relevant customers and reactivate their Loop Players. QAU was 18,240 for the quarter ended September 30, 2022, 12,584 for the quarter ended June 30, 2022, and 10,530 for the quarter ended March 31, 2022.

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

For the quarter ended March 31, 2023, AD ARPU was $99, compared to $324 for the quarter ended December 31, 2022, a 69% decrease primarily resulting from significantly lower CPMs and decreased fill rates beginning mid-way through November 2022, which offset strong CPMs and fill rates early in the period leading up to the U.S. elections, which had a positive impact on AD ARPU during the quarter. AD ARPU was $356 for the quarter ended September 30, 2022, $526 for the quarter ended June 30, 2022, and $435 for the quarter ended March 31, 2022.

For the quarter ended March 31, 2023, SUB ARPU was $260, compared to $323 for the quarter ended December 31, 2022, a 20% decrease. SUB ARPU was $387 for the quarter ended September 30, 2022, $235 for the quarter ended June 30, 2022, and $429 for the quarter ended March 31, 2022.

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

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

For the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three months ended March 31,
	2023	2022	$ variance	% variance
Revenue	$5,393,231	$4,879,839	$513,392	11%
Cost of revenue	3,808,150	3,515,217	292,933	8%
Gross profit	1,585,081	1,364,622	220,459	16%
Total operating expenses	10,480,130	5,891,831	4,588,299	78%
Loss from operations	(8,895,049)	(4,527,209)	(4,367,840)	96%

Other income (expense):
Interest income	—	—	—	N/A %
Interest expense	(919,444)	(494,389)	(425,055)	86%
Gain/(Loss) on extinguishment of debt, net	—	—	—	N/A %
Change in fair value of derivatives	—	47,568	(47,568)	(100)%
Other income	(2,624)	—	(2,624)	N/A %
Total other income (expense)	(922,068)	(446,821)	(475,247)	106%

Provision for income taxes	—	(800)	800	(100)%
Net loss	$(9,817,117)	$(4,974,830)	$(4,842,287)	97%

Revenue

Our revenue for the three months ended March 31, 2023, was $5,393,231, an increase of $513,392, or 11%, from $4,879,839 for the three months ended March 31, 2022. This increase was primarily driven by significantly more Loop Players deployed into the market, as well as the benefit from our Partner Platform business that was launched in May 2022, offset by a general slowdown in the overall digital advertising spend due to the macro-economic environment.

We’re seeing headwinds in overall digital ad spend that started to emerge in the second half of our quarter ended December 31, 2022, and continued through our quarter ended March 31, 2023. We are not immune to the challenges the broader macro environment presents and its impact on advertising. Similar to many companies that rely on the advertising market, we continue to see industry and macro headwinds in overall digital ad spend due to general industry pressures and continued uncertainty about a potential recession. We believe these headwinds were exacerbated in recent months by the traditional seasonality of advertising, with the three months ending March 31 typically being the slowest calendar quarter for ad sales for us and the market generally. As a result, we have seen revenue and our results of operations negatively impacted.

Despite these advertising market and macro headwinds, we delivered over 57,000 active Loop Players/Partner Screens across the Loop Platform for the end of March 2023, which is 5.4 times the 10,530 active Loop Players/Partner Screens for the quarter that ended March 31, 2022. This included approximately 33,000 active Loop Players in our O&O Platform and approximately 24,000 screens across our Partner Platform. This performance continues to validate our distribution model and the appeal of our content and technology stack across various venue types and geographies, which we believe will positively impact our operating results when advertising spend begins to increase.

Given recent challenges in the overall ad market, we have focused our efforts on increased efficiency and cost cutting, while still maintaining our focus on, and dedication to, the continued growth of our business. As a result, we have made cuts and adjustments across several aspects of our business. Part of these changes were coincidentally just the natural result of where we are in our growth cycle, with the downturn in advertising demand and other challenges reinforcing changes that we were looking to make in any event.  We are implementing a plan to reduce operating costs, including the reduction of labor and related costs by approximately 20%. Part of this reduction included integrating our Loop Media Studios division into other parts of the business. We also renegotiated or signed content licenses to reduce average content costs and found ways to make our content license margins stronger. In fact, we saw an uplift in margin toward the end of the three months ended March 31, 2023.

Our larger distribution footprint as at March 31, 2023 increased our monthly video impressions viewed, which we estimate to be over 2 billion (based on videos streamed to all of our out of home customer locations and the average number of viewers estimated in each location across our O&O Platform).

We believe our business model of providing free streaming TV to businesses through our free-to-the-user Loop Player will make the distribution growth in our O&O Platform more resilient than a subscription-based business model or one that requires an end user to provide a credit card or other payment information. In addition, we believe our strong track record in digital advertising and the proven business model of acting as a digital advertising sales service provider for third-party partners sets the groundwork for further expansion of our Partner Platform business.

The growth in our distribution has allowed us to make a push into direct ad sales, beyond our traditional sole focus on open exchange programmatic digital advertising. Direct ad sales typically result in higher cost-per-thousand ad impressions (CPMs) for advertising inventory. We believe the scale of our distribution platform and the premium quality of our CTV-like content makes us attractive to companies wishing to advertise in digital media outside of the home. To further these efforts, we have assembled an efficient and focused direct sales team and expect to see the result of their efforts over the course of the second half of our fiscal year ended September 30, 2023. The development of a direct ad sales team is the natural evolution of our business from initial ad revenue growth via programmatic demand which our now larger distribution footprint can support. Direct ad sales typically require a minimum threshold of distribution reach before it can be deemed scalable, and our recent distribution growth has allowed us to generate more interest from a greater number of ad sales buyers. We are pleased to say that we are at this stage of growth and look forward to more of an impact from direct sales in the quarters ahead and becoming less dependent on programmatic advertising demand.

We have also turned our attention to improving our margins by changing the mix of premium content that we play on our O&O Network. In addition, in recent months, we have negotiated new content licenses for certain of our non-music video content, which has allowed us to lower the cost of existing channels and create new lower cost channels. As these agreements start to take effect and if we can drive viewers to these channels, we expect to see improved margins for our non-music video channels as a group in the second half of our fiscal year ended September 30, 2023.

Our customer acquisition cost is primarily influenced by the cost of our digital marketing, as a significant portion of our Loop Player distribution is reliant on OOH locations responding to our online advertisements. In recent months we have placed renewed focus on our affiliate network, which compensates 3rd parties upon the successful installation and operation of our Loop Players and services, which allows us to defer payment for acquiring new customers until they are actually acquired.

We distribute our content and advertising inventory to digital screens located in OOH locations primarily through (i) our owned and operated platform (the “O&O Platform”) of Loop Media-designed “small-box” streaming Android media players and legacy ScreenPlay computers (together, the “Loop Players/Partner Screens”) and (ii) through screens on digital platforms owned and operated by third parties (each a “Partner Platform” and collectively, the “Partner Platforms,” and together with the O&O Platform, the “Loop Platform”). We define an “active” Loop Player as (i) an ad-supported Loop Player (or DOOH location using our ad- supported service through our “Loop for Business” application or using an DOOH venue-owned computer screening our content) that is online, used on our O&O Platform, playing content and has checked into the Loop analytics system at least once in the 90-day period ending on the date of measurement or (ii) a DOOH location customer using our subscription service on our O&O Platform at any time during the 90-day period. We do not count towards our active Loop Players any Loop Players or screens used on our Partner Platforms.

Cost of Revenue

Our cost of revenue for the three months ended March 31, 2023, was $3,808,150, an increase of $292,933, or 8%, from $3,515,217 for the three months ended March 31, 2022. This increase in cost of revenue was primarily due to increased royalties and license fees associated with higher business activities and revenue share arrangements with the Music Labels and content providers. In addition, our network infrastructure and server hosting costs rose primarily due to the expansion of our business and customers using our service.

Gross Profit Margin

Our gross profit margin for the three months ended March 31, 2023, was $1,585,081, an increase of $220,459, or 16%, from $1,364,622 for the three months ended March 31, 2022. This slight increase in gross profit margin was primarily driven by new contracts with reduced average content costs.

Our gross profit margin as a percentage of total revenue for the three months ended March 31, 2023, was approximately 29.4% compared to 28% for the three months ended March 31, 2022. The percentage increase was primarily driven by revenue mix as the year-ago period did not include the launch of our Partner Platform business, which carries lower gross margin but higher operating margin.

The relative contributions to total revenue of our O&O Platform and Partner Platforms businesses will impact our gross profit margin as a percentage of total revenue in future periods, as each of those businesses have different cost of revenue components with a lower gross profit margin in our Partner Platforms business.

Total Operating Expenses

Our operating expenses for the three months ended March 31, 2023, were $10,480,130, an increase of $4,588,299, or 78%, from $5,891,831 for the three months ended March 31, 2022. This increase in operating expenses was primarily due to an increase in sales, general and administrative expenses as well as stock-based compensation, as follows:

Sales, General and Administrative Expenses

Our Sales, General and Administrative Expenses for the three months ended March 31, 2023, were $7,769,314, an increase of $3,082,988, or 66%, from $4,686,326 for the three months ended March 31, 2022.  This increase in sales, general and administrative expenses was primarily due to greater marketing, customer acquisition and retention spend as well as increased payroll costs and stock compensation expense.  More specifically:

●	Our payroll costs for the three months ended March 31, 2023, were $3,579,541, an increase of $1,452,242 or 68% from $2,127,299 for the three months ended March 31, 2022, primarily due to increased headcount and the implementation of a corporate bonus program.
●	Our marketing costs for the three months ended March 31, 2023, were $2,728,993, an increase of $1,357,974 or 99% from $1,371,019 for the three months ended March 31, 2022, primarily due to increased advertising spend to increase the market for our Loop Players, the rewards program for our customers and securing affiliate partnerships aimed at the distribution and activation of Loop Players partially offset by a reduction in digital and special audience spend.

●	Our professional fees for the three months ended March 31, 2023, were $377,913, a decrease of $47,745 or 11% from $425,658 for the three months ended March 31, 2022.
●	Our administration fees for the three months ended March 31, 2023, were $354,419, an increase of $296,078 or 507% from $58,341 for the three months ended March 31, 2022, primarily due to an increase in insurance premiums and board fees.

Stock-Based Compensation

Our stock compensation (non-cash) for the three months ended March 31, 2023, was $2,475,807, an increase of $1,302,702 or 111% from $1,173,106 for the three months ended March 31, 2022, primarily due to the granting of stock option awards to existing and new employees as well as restricted stock units to the Board of Directors and Executive Officers since March 31, 2022, which resulted in additional expenses for the three months ended March 31, 2023.

Total Other Income (Expense)

Our other expenses for the three months ended March 31, 2023, were $922,068, an increase of $475,247 or 106% from $446,821 other income for the three months ended March 31, 2022. This increase in other expenses was primarily due to increased interest expense from rising interest rates and increased borrowing.

For the six months ended March 31, 2023, compared to the six months ended March 31, 2022:

	Six months ended March 31,
	2023	2022	$ variance	% variance
Revenue	$20,219,062	$7,875,873	$12,343,189	157%
Cost of revenue	12,947,950	4,960,194	7,987,756	161%
Gross profit margin	7,271,112	2,915,679	4,355,433	149%
Total operating expenses	20,416,787	11,801,511	8,615,276	73%
Loss from operations	(13,145,675)	(8,885,832)	(4,259,843)	48%

Other income (expense):
Interest income	—	200	(200)	(100)%
Interest expense	(1,927,027)	(998,506)	(928,521)	93%
Gain (Loss) on extinguishment of debt, net	—	490,051	(490,051)	(100)%
Change in fair value of derivatives	—	146,313	(146,313)	(100)%
Other income	(2,624)	—	(2,624)	N/A %
Total other income (expense)	(1,929,651)	(361,942)	(1,567,709)	433%

Provision for income taxes	(1,230)	(1,051)	(179)	17%
Net loss	$(15,076,556)	$(9,248,825)	$(5,827,731)	63%

Revenue

Our revenue for the six months ended March 31, 2023, was $20,219,062, an increase of $12,343,189, or 157%, from $7,875,873 for the six months ended March 31, 2022. This increase was primarily driven by significantly more Loop Players deployed into the market, as well as the benefit from our Partner Platform business that was launched in May 2022.

Cost of Revenue

Our cost of revenue for the six months ended March 31, 2023, was $12,947,950, an increase of $7,987,756, or 161%, from $4,960,194 for the six months ended March 31, 2022. This increase in cost of revenue was primarily due to increased royalties and license fees associated with higher business activities and revenue share arrangements with the

Music Labels and content providers. In addition, our network infrastructure and server hosting costs rose primarily due to the expansion of our business and customers using our service.

Gross Profit Margin

Our gross profit margin for the six months ended March 31, 2023, was $7,271,112, an increase of $4,355,433, or 149%, from $2,915,679 for the six months ended March 31, 2022.  This increase in gross profit margin was primarily due to increased revenue as well as new contracts with reduced average content costs.

Our gross profit margin as a percentage of total revenue for the six months ended March 31, 2023, was approximately 36% compared to 37% for the six months ended March 31, 2022. The slight percentage decrease was primarily driven by revenue mix as the year-ago period did not include the launch of our Partner Platform business, which carries lower gross margin but higher operating margin.

The relative contributions to total revenue of our O&O Platform and Partner Platforms businesses will impact our gross profit margin as a percentage of total revenue in future periods, as each of those businesses have different cost of revenue components with a lower gross profit margin in our Partner Platforms business.

Total Operating Expenses

Our operating expenses for the six months ended March 31, 2023, were $20,416,787, an increase of $8,615,276, or 73%, from $11,801,511 for the six months ended March 31, 2022. This increase in operating expenses was primarily due to an increase in sales, general and administrative expenses as well as stock-based compensation, as follows:

Sales, General and Administrative Expenses

Our Sales, General and Administrative Expenses for the six months ended March 31, 2023, were $15,727,448, an increase of $6,713,251, or 74%, from $9,014,197 for the six months ended March 31, 2022.  This increase in sales, general and administrative expenses was primarily due to greater marketing, customer acquisition and retention spend, increased payroll costs as well as higher public company costs related to our public offering and uplisting to the NYSE American. More specifically:

●	Our payroll costs for the six months ended March 31, 2023, were $6,766,588, an increase of $2,846,529 or 73% from $3,920,059 for the six months ended March 31, 2022, primarily due to increased headcount and the implementation of a corporate bonus program.
●	Our marketing costs for the six months ended March 31, 2023, were $5,835,275, an increase of $3,399,464 or 140% from $2,435,811 for the six months ended March 31, 2022, primarily due to increased advertising spend to increase the market for our Loop Players, the rewards program for our customers and securing affiliate partnerships aimed at the distribution and activation of Loop Players partially offset by a reduction in digital and special audience spend.
●	Our professional fees for the six months ended March 31, 2023, were $889,361, a decrease of $211,359 or 19% from $1,100,720 for the six months ended March 31, 2022.
●	Our administration fees for the six months ended March 31, 2023, were $751,843, an increase of $597,304 or 387% from $154,539 for the six months ended March 31, 2022, primarily due to an increase in insurance premiums and board fees.

Stock-Based Compensation

Our stock compensation (non-cash) for the six months ended March 31, 2023, was $4,266,614, an increase of $1,544,102 or 57% from $2,722,512 for the six months ended March 31, 2022, primarily due to the granting of stock option awards and RSUs to existing and new employees as well as restricted stock units to the Board of Directors and Executive Officers since March 31, 2022, which resulted in additional expenses for the six months ended March 31, 2023.

Sales, General and Administrative Expenses as a percentage of total revenue for the six months ended March 31, 2023, was approximately 77.8% compared to 114.5% for the six months ended March 31, 2022, a significant reduction as we continued to improve our operating leverage.

Total Other Income (Expense)

Our other expenses for the six months ended March 31, 2023, were $1,929,651, an increase of $1,567,709 or 433% from $361,942 other income for the six months ended March 31, 2022. This increase in other expenses was primarily due to increased interest expense from rising interest rates and increased borrowing.

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

The following table provides a reconciliation of net loss to EBITDA for each of the periods indicated:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
GAAP net loss	$(9,817,117)	$(4,974,830)	$(15,076,556)	$(9,248,825)
Adjustments to reconcile to EBITDA:
Interest expense	919,444	494,389	1,927,027	998,506
Interest income	—	—	—	(200)
Depreciation and amortization expense*	865,552	378,557	1,735,435	722,015
Income Tax expense/(benefit)	—	800	1,230	1,051

EBITDA	$(8,032,121)	$(4,101,084)	$(11,412,864)	$(7,527,453)

*Includes amortization of content assets for cost of revenue and operating expenses.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
GAAP net loss	$(9,817,117)	$(4,974,830)	$(15,076,556)	$(9,248,825)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense	919,444	494,389	1,927,027	998,506
Interest income	—	—	—	(200)
Depreciation and amortization expense *	865,552	378,557	1,735,435	722,015
Income tax expense (benefit)	—	800	1,230	1,051
Stock-based compensation**	2,475,807	1,173,106	4,266,614	2,722,512
Gain on extinguishment of debt	—	—	—	(490,051)
Change in fair value of derivative	—	(47,568)	—	(146,313)
Adjusted EBITDA	$(5,556,314)	$(2,975,546)	$(7,146,250)	$(5,441,305)

* Includes amortization of content assets for cost of revenue and operating expenses.

** Includes options, restricted stock units (“RSUs”) and warrants.

Liquidity and Capital Resources

As of March 31, 2023, we had cash of $4.7 million. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Six months ended March 31,
	2023	2022
Net cash used in operating activities	$(8,715,387)	$(5,598,220)
Net cash used in investing activities	(1,046,876)	—
Net cash provided by (used in) financing activities	341,112	2,073,670
Change in cash	(9,421,151)	(3,524,550)

Cash, beginning of period	14,071,914	4,162,548
Cash, end of period	$4,650,763	$637,998

Cash Flows for the Six Months Ended March 31, 2023, and 2022

Net Cash Flow Used in Operating Activities

Our net cash used in operating activities during the six months ended March 31, 2023, was $8,715,387, an increase of $3,117,167, or 56%, from $5,598,220 for the six months ended March 31, 2022. This increase in net cash used in the six months ended March 31, 2023, was primarily due to the net loss of $15,076,556 and a net decrease in operating assets and liabilities of $944,720, offset by stock-based compensation expense of $4,266,614, amortization of content assets of $1,312,710, amortization of debt discount of $1,244,329, depreciation and amortization expense of $422,725 and amortization of right-of-use assets of $59,511.

Our net cash used in operating activities for the six months ended March 31, 2022, was $5,598,220 primarily due to the net loss of $9,248,825, a gain on extinguishment of debt of $490,051 and a change in fair value of derivatives of $146,313, a net decrease in operating assets and liabilities of $57,369 offset by stock-based compensation expense of $2,722,512, amortization of debt discount of $713,197, amortization of content assets of $657,213, payment in kind for interest stock issuance of $88,500, amortization of right-of-use assets of $78,114, depreciation and amortization of $64,802 and a write-off for bad debt expense of $20,000.

Net Cash Flow Used in Investing Activities

Our net cash used in investing activities during the six months ended March 31, 2023, was $1,046,876, primarily due to the purchase of property and equipment of $1,046,876 compared to $0 for the six months ended March 31, 2022.

Net Cash Flow Provided by Financing Activities

Our net cash provided by financing activities during the six months ended March 31, 2023, was $341,112, a decrease of $1,732,558 or 84% from $2,073,670 for the six months ended March 31, 2022, primarily due to proceeds from non-revolving line of credit of $28,087,249 and short swing profit recovery of $1,201, offset by payments on line of credit of $27,326,600, payment of acquisition-related consideration of $250,125, issuance costs related to the uplist of our stock on the NYSE American of $86,330, deferred offering costs of $61,983, and debt issuance costs of $22,300.

Our net cash provided by financing activities for the six months ended March 31, 2022, was $2,073,670 primarily due to receipt of proceeds from credit facility of $1,500,000, proceeds from the issuance of common stock of $1,250,000, offset by the repayment on loans of $552,832 and deferred offering costs of $123,498.

As a result of the above activities, we recorded a net decrease in cash of $9,421,151 for the six months ended March 31, 2023. We reported a cash balance of $4,650,763 as of March 31, 2023.

Future Capital Requirements

We have generated limited revenue, and as of March 31, 2023, our cash totaled $4,650,763, and we had an accumulated deficit of $111,398,420. We believe that our existing cash will enable us to fund our operations for at least twelve months from the date of this Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. We anticipate that we will continue to incur net losses for the foreseeable future; however, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

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

Non-Revolving Lines of Credit

On February 23, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “Prior Excel Loan Agreement”) with Excel Family Partnership, LLLP (“Excel”), an entity managed by Bruce Cassidy, Chairman of our Board of Directors, for aggregate principal amount of $1,500,000, which was amended on April 13, 2022, to increase the aggregate principal amount to $2,000,000 (the “$2m Loan”). Effective as of April 25, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement with Excel (the “Excel Non-Revolving Loan Agreement”) for an aggregate principal amount of $4,022,986 (the “Excel Non-Revolving Loan”). The Excel Non-Revolving Loan matures eighteen (18) months from the date of the Excel Non-Revolving Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year. On April 25, 2022, we used $2,000,000 of the proceeds of the Excel Non-Revolving Loan to prepay all of the remaining outstanding principal and interest of the $2m Loan and the Prior Excel Loan Agreement was terminated in connection with such prepayment. Under the Excel Non-Revolving Loan Agreement, we granted to the lender a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof (which was subsequently subordinated in connection with our Revolving Loan Agreement (as defined below). In connection with the Excel Non-Revolving Loan, on April 25, 2022, we issued a warrant for an aggregate of up to 383,141 shares of our common stock. The warrant has an exercise price of $5.25 per share, expires on April 25, 2025, and shall be exercisable at any time prior to the expiration date. Effective as of December 14, 2022, we entered into a Non-Revolving Line of Credit Agreement

Amendment and a Non-Revolving line of Credit Promissory Note Amendment with Excel to extend the maturity date of the Excel Non-Revolving Loan from eighteen (18) months to twenty-four (24) months from the date of the Excel Non-Revolving Loan. Effective as of May 10, 2023, we entered into a Non-Revolving Line of Credit Agreement Amendment No, 2 and a Non-Revolving Line of Credit Promissory Note Amendment No. 2 with Excel to extend the maturity date of the Excel Non-Revolving Loan from twenty-four (24) months to twenty-five (25) months from the date of the Excel Non-Revolving Loan.

The Excel Non-Revolving Loan had a balance, including accrued interest, amounting to $4,232,181 and $4,226,181 as of March 31, 2023, and September 30, 2022, respectively. We incurred interest expense for the Excel Non-Revolving Loan in the amount of $755,719 and $0 for the six months ended March 31, 2023, and 2022.

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

The RAT Non-Revolving Loan had a balance, including accrued interest, amounting to $2,300,537 and $2,301,260 as of March 31, 2023, and September 30, 2022, respectively. We incurred interest expense for the RAT Non-Revolving Loan in the amount of $446,764 and $0 for the six months ended March 31, 2023, and 2022.

Revolving Loan Agreement

Effective as of July 29, 2022, we entered into a Loan and Security Agreement (the “Revolving Loan Agreement”) with Industrial Funding Group, Inc. (the “Initial Lender”) for a revolving loan credit facility for the initial principal sum of up to $4,000,000, and through the exercise of an accordion feature, a total sum of up to $10,000,000, evidenced by a Revolving Loan Secured Promissory Note, also effective as of July 29, 2022 (the “Revolving Loan”). Shortly after the effective date of the Revolving Loan, the Initial Lender assigned the Revolving Loan Agreement, and the loan documents related thereto, to GemCap Solutions, LLC (the “Senior Lender” or “GemCap”).  Availability for borrowing under the Revolving Loan Agreement is dependent upon our assets in certain eligible accounts and measures of revenue, subject to reduction for reserves that the Senior Lender may require in its discretion, and the accordion feature is a provision whereby we may request that the Senior Lender increase availability under the Revolving Loan Agreement, subject to its sole discretion. Effective as of October 27, 2022, we entered into Amendment Number 1 to the Loan and Security Agreement and to the Loan Agreement Schedule with the Senior Lender to increase the principal sum available under the Revolving Loan Agreement from $4,000,000 to $6,000,000. As of March 31, 2023, we had borrowed $5,304,209 under the Revolving Loan. The Revolving Loan matures on July 29, 2024, and began accruing interest on the unpaid principal balance of advances, payable monthly in arrears, on September 7, 2022, at an annual rate equal to the greater of (I) the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) zero percent (0.00%), and (II) four percent (4.00%). Under the Revolving Loan Agreement, we have granted to the Senior Lender a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the loan, our existing secured lenders (the “Subordinated Lenders”) delivered subordination agreements (the “Subordination Agreements”) to the Senior Lender. We are permitted to make regularly scheduled payments, including payments upon maturity, to such subordinated lenders and potentially other payments subject to a measure of cash flow and receiving certain financing activity proceeds, in accordance with the terms of the Subordination Agreements. In connection with the delivery of the Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to

296,329 shares of our common stock. Each warrant has an exercise price of $5.25 per share, expires on July 29, 2025 (the “Expiration Date”), and shall be exercisable at any time prior to the Expiration Date. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, as directed by its affiliate, Excel Family Partners, LLLP, one of the Subordinated Lenders. The Subordinated Lenders receiving warrants for the remaining 104,759 warrant shares was also entitled to receive a cash payment of $22,000 six months from the date of the Subordination Agreements, representing one percent (1.00%) of the outstanding principal amount of the loan held by such Subordinated Lenders. This cash payment was made to those Subordinated Lenders on January 25, 2023.

The Revolving Loan had a balance, including accrued interest, amounting to $5,350,214 and $4,587,255 as of March 31, 2023, and September 30, 2022, respectively. We incurred interest expense for the Revolving Loan in the amount of $714,740 and $0 for the six months ended March 31, 2023, and 2022.

2023 Secured Loan

Effective as of May 10, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “2023 Secured Loan Agreement”) with several individual and institutional lenders (each individually a “Lender” and collectively, the “Lenders”) for aggregate loans of up to $4.0 million (the “2023 Secured Loan”), by Secured Non-Revolving Line of Credit Promissory Notes (each a “2023 Secured Note” and collectively, the “2023 Secured Notes”), also effective as of May 10, 2023. The 2023 Secured Loan matures twenty-four (24) months from the date of the 2023 Secured Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year.

In connection with the 2023 Secured Loan, on May 10, 2023, we issued warrants (the “Warrants”) to purchase up to an aggregate of 369,517 shares of our common stock (the “Warrant Shares”) to the Lenders. The Warrants have an exercise price of $4.33 per share, expires on May 10, 2026 (the “Expiration Date”), and shall be exercisable at any time prior to the Expiration Date.

Under the 2023 Secured Loan Agreement, we have granted to the Lenders a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof. In connection with the 2023 Secured Loan Agreement, the Lenders delivered subordination agreements (the “Subordination Agreements”) to GemCap Solutions, LLC, as successor and assign to Industrial Funding Group, Inc.(the “Senior Lender” or “GemCap”), pursuant to which our obligations to the Lenders and the indebtedness under the 2023 Secured Loan Agreement are subordinate and junior in right of payment to the indebtedness under our account receivable facility evidenced by that certain Loan and Security Agreement dated as of July 29, 2022, with the Senior Lender.

Excel Family Partners, LLLP (“Excel”), an entity managed by Bruce Cassidy, Chairman of our Board of Directors, is a Lender under the 2023 Secured Loan Agreement for an aggregate loan of $2.65 million. In connection with such loan, we issued a Warrant for 244,804 Warrant Shares to Excel.

The issuance of the Warrants was not registered under the Securities Act of 1933, as amended (the “Securities Act”). The Warrants were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act.

The descriptions of the Loan Agreement, the Notes, the Subordination Agreements and the Warrants are summaries and are qualified in their entirety by reference to the full texts of the Loan Agreement, the form of Note, the form of Subordination Agreement and the form of Warrant.

Shelf Registration ($50 Million ATM)

We have filed a shelf Registration Statement on Form S-3 that has been declared effective by the Securities and Exchange Commission.  On May 12, 2023, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which we may offer and sell, from time to time through the Agent, shares of our common stock, par value $0.0001 per share (“Common Stock”), for aggregate gross proceeds of up to $50,000,000. Since May 12, 2023, we have not had any sales under the Sales Agreement.

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

As of March 31, 2023, our cash totaled $4,650,763. During the six months ended March 31, 2023, we incurred a net loss of $15,076,556 and used $8,156,938 of cash in operations. We have incurred significant operating losses in the past and, as of March 31, 2023, we had an accumulated deficit of approximately $111,398,420.  We do not expect to experience positive cash flows from operations in the near future as we continue to invest in the distribution of our Loop Players and the expansion of our Partner Platform business. We also expect to incur significant additional legal and financial expenditures in meeting the regulatory requirements of an NYSE-American listed public company.

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

We recognize revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration we expect to receive in exchange for those products. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. For example, we bill subscription services in advance of when the service is performed and revenue is treated as deferred revenue until the service is performed and/or the performance obligation is satisfied. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of our products and services to clients in return for expected consideration and includes the following elements:

●	executed contracts with our clients that we believe are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when we satisfy each performance obligation.

Performance Obligations and Significant Judgments

Our revenue can be categorized into two revenue streams: Advertising revenue and Legacy and other revenue.

The following table disaggregates our revenue by major type for the three and six months ended March 31, 2023, and 2022.

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Advertising revenue	$4,648,390	$3,499,791	$18,607,895	$4,936,878
Legacy and other revenue	744,841	1,380,048	1,611,167	2,938,995
Total	$5,393,231	$4,879,839	$20,219,062	$7,875,873

Our performance obligations and recognition patterns for each revenue stream are as follows:

Advertising Revenue

For the three and six months ended March 31, 2023, advertising revenue accounts for 86% and 92%, respectively, of our revenue and includes revenue from direct and programmatic advertising as well as sponsorships.

For all advertising revenue sources, we evaluate whether we should be considered the principal (i.e., report revenues on a gross basis) or an agent (i.e., report revenues on a net basis). Our role as principal or agent differs based on our performance obligation for each revenue share arrangement.

For both the O&O and Platform Partner businesses, advertising inventory provided to advertisers through the use of an advertising demand partner or agency, with whose fees or commission is calculated based on a stated percentage of gross advertising spending, we are considered the agent and our revenues are reported net of agency fees and commissions. We are considered the agent because the demand partner or agency controls all aspects of the transaction (pricing risk, inventory risk, obligation for fulfillment) except for the devices used to show the advertisements, therefore we report this advertising revenue net of agency fees and commissions.

We are considered the principal in our arrangements with content providers in our O&O Platform business and with our arrangements with our third-party partners in our Partner Platforms business and thus report revenues on a gross basis (net of agency fees and commissions), wherein the amounts billed to our advertising demand partners, advertising agencies, and direct advertisers and sponsors are recorded as revenues, and amounts paid to content providers and third-party partners are recorded as expenses. We are considered the principal because we control the advertising space, are primarily responsible to our advertising demand partners and other parties filling our advertising inventory, have discretion in pricing and advertising fill rates and typically have an inventory risk.

For advertising revenue, we recognize revenue at the time the digital advertising impressions are filled and the advertisements are played and, for sponsorship revenue, we generally recognize revenue ratably over the term of the sponsorship arrangement as the sponsored advertisements are played.

Legacy and Other Business Revenue

For the three and six months ended March 31, 2023, legacy and other business revenue accounts for the remaining 14% and 8%, respectively, of total revenue and includes streaming services, subscription content services, and hardware delivery, as described below:

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for periods beginning after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. We adopted this ASU as of October 1, 2022, and there is no material impact as of March 31, 2023.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding such required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated such disclosure controls and procedures as of the end of the period covered by this quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There was no change in our internal control over financial reporting during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There was no change in our internal control over financial reporting during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There was no change in our internal control over financial reporting during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There was no change in our internal control over financial reporting during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There was no change in our internal control over financial reporting during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.There was no change in our internal control over financial reporting during the second quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

Debt Issuance

Effective as of May 10, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “2023 Secured Loan Agreement”) with several individual and institutional lenders (each individually a “Lender” and collectively, the “Lenders”) for aggregate loans of up to $4.0 million (the “2023 Secured Loan”), by Secured Non-Revolving Line of Credit Promissory Notes (each a “2023 Secured Note” and collectively, the “2023 Secured Notes”), also effective as of May 10, 2023. The 2023 Secured Loan matures twenty-four (24) months from the date of the 2023 Secured Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year.

In connection with the 2023 Secured Loan, on May 10, 2023, we issued warrants (the “Warrants”) to purchase up to an aggregate of 369,517 shares of our common stock (the “Warrant Shares”) to the Lenders. The Warrants have an exercise price of $4.33 per share, expires on May 10, 2026 (the “Expiration Date”), and shall be exercisable at any time prior to the Expiration Date.

Under the 2023 Secured Loan Agreement, we have granted to the Lenders a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof. In connection with the 2023 Secured Loan Agreement, the Lenders delivered subordination agreements (the “Subordination Agreements”) to GemCap Solutions, LLC, as successor and assign to Industrial Funding Group, Inc.(the “Senior Lender” or “GemCap”), pursuant to which our obligations to the Lenders and the indebtedness under the 2023 Secured Loan Agreement are subordinate and junior in right of payment to the indebtedness under our account receivable facility evidenced by that certain Loan and Security Agreement dated as of July 29, 2022, with the Senior Lender.

Excel Family Partners, LLLP (“Excel”), an entity managed by Bruce Cassidy, Chairman of our Board of Directors, is a Lender under the 2023 Secured Loan Agreement for an aggregate loan of $2.65 million. In connection with such loan, we issued a Warrant for 244,804 Warrant Shares to Excel.

The issuance of the Warrants was not registered under the Securities Act of 1933, as amended (the “Securities Act”). The Warrants were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act.

The descriptions of the Loan Agreement, the Notes, the Subordination Agreements and the Warrants are summaries and are qualified in their entirety by reference to the full texts of the Loan Agreement, the form of Note, the form of Subordination Agreement and the form of Warrant.

Excel Non-Revolving Line of Credit Amendments

Effective as of May 10, 2023, we entered into a Non-Revolving Line of Credit Agreement Amendment No. 2 (the “Excel Line of Credit Amendment No. 2”) and a Non-Revolving Line of Credit Promissory Note Amendment No. 2

(the “Excel Note Amendment No. 2,” and together, the “Excel Non-Revolving Line of Credit Amendments”) with Excel to extend the maturity date of the Excel Non-Revolving Loan from twenty-four (24) months to twenty-five (25) months from the date of the Excel Non-Revolving Loan.

The descriptions of the Excel Non-Revolving Line of Credit Amendments are summaries and are qualified in their entirety by reference to the full texts of the Excel Line of Credit Amendment No. 2 and the Excel Note Amendment No. 2.

Shelf Registration ($50 Million ATM)

We have filed a shelf Registration Statement on Form S-3 that has been declared effective by the Securities and Exchange Commission.  On May 12, 2023, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which we may offer and sell, from time to time through the Agent, shares of our common stock, par value $0.0001 per share (“Common Stock”), for aggregate gross proceeds of up to $50,000,000. Since May 12, 2023, we have not had any sales under the Sales Agreement.

Item 6. Exhibits

Exhibit No.	Exhibit Description

4.1	Form of Warrant, dated May 10, 2023

10.1	Secured Non-Revolving Line of Credit Loan Agreement, effective as of May 10, 2023, by and between the Company and several individual and institutional lenders

10.2	Form of Secured Non-Revolving Line of Credit Promissory Note, effective as of May 10, 2023

10.3	Form of Subordination Agreement, dated May 10, 2023

10.4	Non-Revolving Line of Credit Loan Agreement Amendment No. 2, effective as of May 10, 2023, by and between the Company and Excel Family Partners, LLLP

10.5	Non-Revolving Line of Credit Promissory Note Amendment No. 2, effective as of May 10, 2023, by and between the Company and Excel Family Partners, LLLP

10.6	At Market Issuance Sales Agreement, dated May 12, 2023, between Loop Media, Inc. and B. Riley Securities, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Loop Media, Inc., a Nevada corporation
(Registrant)

Date: May 12, 2023	By:	/s/ Jon Niermann
Jon Niermann
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Neil Watanabe
Neil Watanabe
Chief Financial Officer
(Principal Financial and Accounting Officer)