Form 10-Q
period 2023-06-30
Loop Media, Inc.
filed 2023-08-09
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-41508

LOOP MEDIA, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-3975872
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

2600 West Olive Avenue, Suite 5470, Burbank, CA 91505
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒No

As of August 7, 2023, the registrant had 59,373,061 shares of common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2023	2022
ASSETS	(UNAUDITED)
Current assets
Cash	$6,386,288	$14,071,914
Accounts receivable, net	5,500,412	12,590,970
Prepaid expenses and other current assets	1,413,512	1,496,566
Content assets - current	2,462,777	745,633
Total current assets	15,762,989	28,905,083
Non-current assets
Deposits	64,036	63,889
Content assets - non current	579,869	678,659
Deferred offering costs	471,473	—
Property and equipment, net	2,913,159	1,633,169
Operating lease right-of-use assets	—	76,696
Intangible assets, net	506,000	590,333
Total non-current assets	4,534,537	3,042,746
Total assets	$20,297,526	$31,947,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,204,563	$7,453,801
Accrued liabilities	2,721,627	5,620,873
Accrued royalties and revenue share	3,810,862	4,559,088
Payable on acquisition	—	250,125
License content liabilities - current	568,906	1,092,819
Deferred Income	—	140,764
Lease liability - current	—	75,529
Non-revolving line of credit, related party	5,493,289	—
Non-revolving line of credit	1,967,157	—
Total current liabilities	19,766,404	19,192,999
Non-current liabilities
Non-revolving line of credit	409,632	1,494,469
Non-revolving line of credit, related party	—	2,575,753
Revolving line of credit	2,246,060	3,030,516
Total non-current liabilities	2,655,692	7,100,738
Total liabilities	22,422,096	26,293,737

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity
Common Stock, $0.0001 par value, 105,555,556 shares authorized, 59,183,668 and 56,381,209 shares issued and outstanding as of June 30, 2023, and September 30, 2022, respectively	5,918	5,638
Additional paid in capital	117,143,464	101,970,318
Accumulated deficit	(119,273,952)	(96,321,864)
Total stockholders' equity	(2,124,570)	5,654,092
Total liabilities and stockholders' equity	$20,297,526	$31,947,829

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022

Revenue	$5,734,976	$10,804,083	$25,954,038	$18,679,956
Cost of revenue
Cost of revenue - Advertising and Legacy and other revenue	3,132,568	6,742,460	14,767,807	11,045,440
Cost of revenue - depreciation and amortization	779,165	275,823	2,091,876	933,037
Total cost of revenue	3,911,733	7,018,283	16,859,683	11,978,477
Gross profit	1,823,243	3,785,800	9,094,355	6,701,479

Operating expenses
Sales, general and administrative	6,284,514	5,942,793	22,011,961	14,956,990
Stock-based compensation	2,592,369	1,479,774	6,858,983	4,202,286
Depreciation and amortization	295,008	130,864	717,733	195,666
Restructuring costs	146,672	—	146,672	—
Total operating expenses	9,318,563	7,553,431	29,735,349	19,354,942

Loss from operations	(7,495,320)	(3,767,631)	(20,640,994)	(12,653,463)

Other income (expense)
Interest income	—	—	—	200
Interest expense	(962,718)	(978,435)	(2,889,745)	(1,976,941)
Loss on extinguishment of debt	—	(944,614)	—	(944,614)
Gain on extinguishment of debt	—	—	—	490,051
Change in fair value of derivatives	—	18,395	—	164,708
Employee retention credits	648,543	—	648,543	—
Other expense	(65,643)	—	(68,267)	—
Total other income (expense)	(379,818)	(1,904,654)	(2,309,469)	(2,266,596)
Loss before income taxes	(7,875,138)	(5,672,285)	(22,950,463)	(14,920,059)
Income tax (expense)/benefit	(394)	—	(1,624)	(1,051)
Net loss	$(7,875,532)	$(5,672,285)	$(22,952,087)	$(14,921,110)

Basic and diluted net loss per common share	(0.14)	$(0.11)	(0.41)	$(0.32)

Weighted average number of basic and diluted common shares outstanding	56,604,812	51,172,644	56,455,743	47,061,092

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2023, and 2022

(UNAUDITED)

	Preferred Stock Series B		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balances, September 30, 2022	—	$—	56,381,209	$5,638	$101,970,318	$(96,321,864)	$5,654,092
Stock-based compensation	—	—	—	—	1,790,807	—	1,790,807
Net loss	—	—	—	—	—	(5,259,439)	(5,259,439)
Balances, December 31, 2022	—	$—	56,381,209	$5,638	$103,761,125	$(101,581,303)	$2,185,460
Stock-based compensation	—	—	—	—	2,475,807	—	2,475,807
Short swing profit recovery	—	—	—	—	1,201	—	1,201
Issuance costs from uplist of stock	—	—	—	—	(86,330)	—	(86,330)
Net loss	—	—	—	—	—	(9,817,117)	(9,817,117)
Balances, March 31, 2023	—	$—	56,381,209	$5,638	$106,151,803	$(111,398,420)	$(5,240,979)
Stock-based compensation	—	—	—	—	2,547,799	—	2,547,799
Warrants issued for consulting fees	—	—	—	—	44,569	—	44,569
Warrants issued in conjunction with debt	—	—	—	—	136,103	—	136,103
Shares issued for cash under ATM, net	—	—	2,779,997	278	8,224,782	—	8,225,060
Shares issued upon option exercises	—	—	22,462	2	38,408	—	38,410
Net loss	—	—	—	—	—	(7,875,532)	(7,875,532)
Balances, June 30, 2023	—	$—	59,183,668	$5,918	$117,143,464	$(119,273,952)	$(2,124,570)

	Preferred Stock Series B		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balances, September 30, 2021	200,000	$20	44,490,003	$4,449	$69,833,650	$(66,842,416)	$2,995,703
Stock-based compensation	—	—	—	—	1,549,406	—	1,549,406
Net loss	—	—	—	—	—	(4,273,995)	(4,273,995)
Balances, December 31, 2021	200,000	$20	44,490,003	$4,449	$71,383,056	$(71,116,411)	$271,114
Stock-based compensation	—	—	—	—	1,116,318	—	1,116,318
Warrants issued to consultants	—	—	—	—	56,788	—	56,788
Payment in kind interest stock issuance	—	—	12,378	1	88,499	—	88,500
Conversion of series B convertible stock to common stock	(200,000)	(20)	6,666,666	667	(647)	—	—
Net loss	—	—	—	—	—	(4,974,830)	(4,974,830)
Balances, March 31, 2022	—	$—	51,169,047	$5,117	$72,644,014	$(76,091,241)	$(3,442,110)
Stock-based compensation	—	—	—	—	1,282,548	—	1,282,548
Warrants issued in conjunction with debt	—	—	—	—	3,036,970	—	3,036,970
Beneficial conversion feature of convertible debenture	—	—	—	—	2,079,993	—	2,079,993
Warrants issued to consultants	—	—	—	—	197,226	—	197,226
Payment in kind interest stock issuance	—	—	10,773	1	88,497	—	88,498
Net loss	—	—	—	—	—	(5,672,285)	(5,672,285)
Balances, June 30, 2022	—	$—	51,179,820	$5,118	$79,329,248	$(81,763,526)	$(2,429,160)

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,952,087)	$(14,921,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,842,003	1,532,792
Depreciation and amortization expense	717,733	195,666
Amortization of content assets	2,091,876	933,036
Amortization of right-of-use assets	76,696	118,719
Bad debt expense	—	20,000
Gain on extinguishment of debt	—	(490,051)
Loss on early extinguishment of convertible debt	—	944,614
Change in fair value of derivative	—	(164,708)
Stock-based compensation	6,858,983	4,202,286
Stock option exercise	38,410	—
Warrants issued in conjunction with debt	136,103	—
Payment in kind for interest stock issuance	—	177,000
Change in operating assets and liabilities:
Accounts receivable	7,090,558	(10,049,799)
Prepaid income tax	—	(1,842)
Inventory	4,397	210,494
Prepaid expenses	78,632	(741,364)
Deposit	(147)	(29,590)
Accounts payable	(2,605,012)	2,558,353
Accrued liabilities	(2,899,246)	5,269,758
Accrued royalties and revenue share	(748,226)	2,683,245
Licensed content liability	(4,132,894)	(1,109,750)
Operating lease liabilities	(75,529)	(123,453)
Deferred income	(140,764)	(47,252)
NET CASH USED IN OPERATING ACTIVITIES	(14,618,514)	(8,832,956)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,483,498)	(956,889)
NET CASH USED IN INVESTING ACTIVITIES	(1,483,498)	(956,889)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	8,318,110	1,250,000
Proceeds from issuance of convertible debt	—	2,079,993
Proceeds from non-revolving line of credit	—	6,222,986
Proceeds from line of credit	37,974,347	—
Payments on line of credit	(36,262,546)	—
Debt issuance costs	(538,381)	—
Common stock issuance cost	(179,380)	—
Deferred offering costs	(646,840)	(500,092)
Payment of acquisition related consideration	(250,125)	—
Repayment of convertible debt	—	(2,715,865)
Short swing profit recovery	1,201	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,416,386	6,337,022

Change in cash and cash equivalents	(7,685,626)	(3,452,823)
Cash, beginning of period	14,071,914	4,162,548
Cash, end of period	$6,386,288	$709,725

SUPPLEMENTAL DISCLOSURES OF CASH FLOW STATEMENTS
Cash paid for interest	$945,939	$153,009
Cash paid for income taxes	$1,624	$1,051
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Payment in kind common stock payment	$—	$177,000
Early extinguishment of convertible debt	$—	$944,614
Warrants issued in conjunction with debt	$136,103	$3,036,970
Beneficial conversion feature recorded as discounted debt	$—	$2,079,993
Unpaid deferred offering costs	$157,731	$40,017
Unpaid additions to property and equipment	$412,256	$—

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, we had over 71,000 active Loop Players/Partner Screens across the Loop Platform for the end of June 2023, including 34,898 active Loop Players in our O&O Platform and approximately 37,000 screens across our Partner Platform. Please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Active Units.”

Liquidity and management’s plan

As shown in the accompanying consolidated financial statements, we have incurred significant recurring losses resulting in an accumulated deficit. We anticipate further losses in the foreseeable future. We also had negative cash flows used in operations. These factors raise substantial doubt about our ability to continue as a going concern.

We filed a Shelf Registration Statement on Form S-3 that has been declared effective by the Securities and Exchange Commission (“SEC”).  On May 12, 2023, we entered into an At Market (“ATM”) Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which we may offer and sell, from time to time through the Agent, shares of our common stock, par value $0.0001 per share (“Common Stock”), for aggregate gross proceeds of up to $50,000,000. During the three and nine months ended June 30, 2023, we issued 2,779,997 shares of Common Stock under the Sales Agreement, resulting in cash proceeds of $8,317,936, net of placement agent’s commission and related fees of $257,435 but before deducting offering costs.  From July 1, 2023, through the filing date of this quarterly report on Form 10-Q, we have sold 95,000 shares of Common Stock under the Sales Agreement, resulting in cash proceeds of $247,739, net of placement agent’s commission and related fees of $7,711 but before deducting offering costs.

On May 10, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “2023 Secured Loan Agreement”) with several institutions and individuals for aggregate loans of up to $4,000,000 (the “2023 Secured Loan”). As of June 30, 2023, a total principal amount of $900,000 had been drawn on the 2023 Secured Loan.

In addition, on May 31, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “Excel Secured Line of Credit Agreement”) with Excel Family Partners, LLLP (“Excel”), an entity managed by Bruce Cassidy, Chairman of our Board of Directors (the “Excel $2.2M Line of Credit”) for the principal amount of up to $2,200,000. As of June 30, 2023, a total of $2,200,000 had been drawn on the Excel $2.2M Line of Credit.

Based on the available cash balance at June 30, 2023, and these new sources of funding, we believe that we will have sufficient resources to fund our operations for at least twelve months from the date these financial statements were issued and that the substantial doubt in connection with our ability to continue as a going concern is alleviated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of September 30, 2022, which has been derived from our audited financial statements, and (b) our unaudited condensed consolidated interim financial statements for the nine months ended June 30, 2023, have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2023, are not necessarily indicative of results that may be expected for the year ending September 30, 2023.

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

Cash

Cash and cash equivalents include all highly liquid monetary instruments with original maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits. We maintain our cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, our cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits. We have not experienced any losses on such accounts. On June 30, 2023, and September 30, 2022, we had no cash equivalents.

As of June 30, 2023, and September 30, 2022, approximately $6,136,288 and $13,821,914 of cash exceeded the FDIC insurance limits, respectively.

Accounts receivable

Accounts receivable represent amounts due from customers. We assess the collectability of receivables on an ongoing basis. A provision for the impairment of receivables involves significant management judgment and includes the review of individual receivables based on individual customers, current economic trends and analysis of historical bad debts. As of June 30, 2023, and September 30, 2022, we had recorded an allowance for doubtful accounts of $474,218 and $646,013, respectively.

Concentration of credit risk

During the nine months ended June 30, 2023, we had two customers which each individually comprised greater than 10% of net revenue. These customers represented 16% and 14% respectively. No other customer accounted for more than 10% of net revenue during the periods presented.

As of June 30, 2023, one customer accounted for a total of 15% of our accounts receivable balance. No other customer accounted for more than 10% of total accounts receivable.

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

On September 26, 2022, our convertible debentures converted to Common Stock as part of our public offering and uplist to The NYSE American, LLC, in accordance with the terms of the original debt agreements. As of September 30, 2022, the remaining balance of the Derivative Liability was written off as part of the conversion to equity.  Thus, there is no fair value measurement of the Derivative Liability balance as of June 30, 2023.

The following table summarizes changes in fair value measurements of the Derivative Liability during the nine months ended June 30, 2022:

Balance as of September 30, 2021	$1,058,633
Derivative Liability issued with convertible debentures	—
Change in fair value	(164,708)
Balance as of June 30, 2022	$893,925

Advertising costs

We expense all advertising costs as incurred. Advertising and marketing costs for the nine months ended June 30, 2023, and 2022, were $8,459,684 and $4,583,602, respectively.

Revenue recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration we expect to receive in exchange for those products. In instances where final acceptance of the product is specified by the client, revenue is deferred until all acceptance criteria have been met. For example, we bill subscription services in advance of when the service is performed and revenue is treated as deferred revenue until the service is performed and/or the performance obligation is satisfied. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of our products and services to clients in return for expected consideration and includes the following elements:

●	executed contracts with our customers that we believe are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation of the transaction price to each performance obligation; and
●	recognition of revenue only when we satisfy each performance obligation.

Our revenue can be categorized into two revenue streams: Advertising revenue and Legacy and other revenue.

The following table disaggregates our revenue by major type for each of the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Advertising revenue	$5,079,922	$10,047,278	$23,687,817	$14,984,156
Legacy and other revenue	655,054	756,805	2,266,221	3,695,800
Total	$5,734,976	$10,804,083	$25,954,038	$18,679,956

Performance obligations and significant judgments

Our performance obligations and recognition patterns for each revenue stream are as follows:

Advertising revenue

For the three and nine months ended June 30, 2023, advertising revenue accounts for 89% and 91%, respectively, of our revenue and includes revenue from direct and programmatic advertising as well as sponsorships.

For all advertising revenue sources, we evaluate whether we should be considered the principal (i.e., report revenues on a gross basis) or an agent (i.e., report revenues on a net basis). Our role as principal or agent differs based on our performance obligation for each revenue share arrangement.

For both the O&O and Partner Platforms businesses, advertising inventory provided to advertisers through the use of an advertising demand partner or agency, with whose fees or commission is calculated based on a stated percentage of gross advertising spending, we are considered the agent and our revenues are reported net of agency fees and commissions. We are considered the agent because the demand partner or agency controls all aspects of the transaction (pricing risk, inventory risk, obligation for fulfillment) except for the devices used to show the advertisements, therefore we report this advertising revenue net of agency fees and commissions.

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

Legacy and other business revenue

For the three and nine months ended June 30, 2023, legacy and other business revenue accounts for the remaining 11% and 9%, respectively, of total revenue and includes streaming services, subscription content services, and hardware delivery, as described below:

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

Customer acquisition costs

Customer acquisition costs consist of marketing costs and affiliate fees associated with the O&O Platform business.  They are included in operating expenses and expensed as incurred.

Cost of revenue

Cost of revenue for the O&O Platform and legacy businesses represents the amortized cost of ongoing licensing and hosting fees, which is recognized over time based on usage patterns. The depreciation expense associated with the Loop Players is not included in cost of sales.

Cost of revenue for the Partner Platform business represents hosting fees, amortized costs of internally-developed content, and the revenue share with third party partners (after deduction of allocated infrastructure costs). The cost of revenue is higher with partners within the Partner Platform versus those within the O&O Platform because we leverage our Partner Platform partners’ network of customers and their screens to deliver content and advertising inventory, rather than using our own Loop Players.

Deferred income

As of June 30, 2023, we no longer bill subscription services in advance of when the service period is performed. The deferred income recorded at September 30, 2022, represents our accounting for the timing difference between when the subscription fees are received and when the performance obligation is satisfied.

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

The following securities are excluded from the calculation of weighted average diluted shares at June 30, 2023, and September 30, 2022, respectively, because their inclusion would have been anti-dilutive.

	June 30,	September 30,
	2023	2022
Options to purchase Common Stock	8,555,560	8,174,583
Warrants to purchase Common Stock	5,383,175	5,300,033
Restricted Stock Units (RSUs)	1,102,004	890,000
Series A preferred stock	—	—
Series B preferred stock	—	—
Convertible debentures	—	—
Total Common Stock equivalents	15,040,739	14,364,616

Shipping and handling costs

Loop Players are provided free to our customers. Loop Media absorbs any associated costs of shipping and handling and records as an operational expense at the time of service.

Income taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

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

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. The adoption of this standard in the first quarter of 2022 had no impact on our consolidated financial statements.

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

Deferred financing costs

Deferred financing costs represent legal, accounting and other direct costs related to our efforts to raise capital through a public or private sale of our Common Stock. Costs related to the public sale of our Common Stock are deferred until the completion of the applicable offering, at which time such costs are reclassified to additional paid-in-capital as a reduction of the proceeds. Costs related to the private sale of our Common Stock are deferred until the completion of the applicable offering, at which time such costs are amortized over the term of the applicable purchase agreement.

Employee retention credits

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”): a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. We qualified for the ERC in the third and fourth quarters of 2020 and the first, second and third quarters of 2021. During the three months ended June 30, 2023, we recorded an aggregate benefit of $648,543 in our condensed combined income statement to reflect the ERC.

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

Recently adopted accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock as well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for periods beginning after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. We adopted this ASU as of October 1, 2022, and there is no material impact as of June 30, 2023.

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

NOTE 3 – CONTENT ASSETS

Content Assets

The content we stream to our users is generally acquired by securing the intellectual property rights to the content through licenses from, and paying royalties or other consideration to, rights holders or their agents. The licensing can be for a fixed fee or can be a revenue sharing arrangement. The licensing arrangements specify the period when the content is available for streaming, the territories, the platforms, the fee structure and other standard content licensing terms defining the rights and/or restrictions for how the licensed content can be used by Loop Media.  We also develop original content internally, which is capitalized when the content is ready and available for streaming, and generally amortized over a period of two to three years.

As of June 30, 2023, content assets were $2,462,777 recorded as Content asset, net – current and $579,869 recorded as Content asset, net – noncurrent, of which $159,077 was internally-developed content asset, net.

We recorded amortization expense in cost of revenue, in the consolidated statements of operations, related to capitalized content assets:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Licensed Content Assets	$760,951	$275,823	$2,045,794	$933,036
Internally-Developed Assets	18,215	—	46,082	—
Total	$779,166	$275,823	$2,091,876	$933,036

Our content license contracts are typically two to three years. The amortization expense for the next three years for capitalized content assets as of June 30, 2023:

	Remaining in Fiscal Year 2023	Fiscal Year 2024	Fiscal Year 2025	Fiscal Year 2026
Licensed Content Assets	$755,022	$2,010,157	$115,726	$2,664
Internally-Developed Assets	18,215	72,860	59,440	8,562
Total	$773,237	$2,083,017	$175,166	$11,226

License Content Liabilities

On June 30, 2023, we had $935,664 of obligations comprised of $568,906 in License content liability – current and $366,758 in accounts payable on our consolidated balance sheets. Payments for content liabilities for the nine months ended June 30, 2023, were $4,206,768. The expected timing of payments for these content obligations is $280,320 payable in the fourth quarter of fiscal year 2023 with the remaining payable in the first, second and third quarters of fiscal year 2024.

NOTE 4. PROPERTY AND EQUIPMENT

Our property and equipment, net consisted of the following as of June 30, 2023, and September 30, 2022:

	June 30,	September 30,
	2023	2022
Loop Players	$2,251,061	$1,259,402
Equipment	1,195,521	703,341
Software	815,966	404,058
	4,262,548	2,366,801
Less: accumulated depreciation	(1,349,389)	(733,632)
Total property and equipment, net	$2,913,159	$1,633,169

For the three months ended June 30, 2023, and 2022, depreciation expense, calculated using straight line method, charged to operations amounted to $249,256 and $102,752, respectively.

For the nine months ended June 30, 2023, and 2022, depreciation expense, calculated using straight line method, charged to operations amounted to $615,764 and $111,332, respectively.

NOTE 5. INTANGIBLE ASSETS

Our intangible assets, each definite lived assets, consisted of the following as of June 30, 2023, and September 30, 2022:

		June 30,	September 30,
	Useful life	2023	2022
Customer relationships	nine years	$1,012,000	$1,012,000
Content library	two years	198,000	198,000
Total intangible assets, gross		1,210,000	1,210,000

Less: accumulated amortization		(704,000)	(619,667)
Total		(704,000)	(619,667)
Total intangible assets, net		$506,000	$590,333

Amortization expense charged to operations amounted to $28,111 and $28,111, for the three months ended June 30, 2023, and 2022, respectively.

Amortization expense charged to operations amounted to $84,333 and $84,333, respectively, for the nine months ended June 30, 2023, and 2022.

Annual amortization expense for the next five years and thereafter is estimated to be $28,112 (remaining in fiscal year 2023), $112,444, $112,444, $112,444, $112,444, and $28,112, respectively. The weighted average life of the intangible assets subject to amortization is 4.5 years on June 30, 2023.

NOTE 6 – OPERATING LEASES

Operating leases

As of June 30, 2023, we no longer have operating leases for office space and office equipment in excess of one year. Many of our prior leases included one or more options to renew, some of which included options to extend the leases for a long-term period, and some leases included options to terminate the leases within 30 days. In certain of our prior lease agreements, the rental payments were adjusted periodically to reflect actual charges incurred for capital area maintenance, utilities, inflation and/or changes in other indexes.

Our lease liability consisted of the following as of June 30, 2023, and September 30, 2022:

	June 30,	September 30,
	2023	2022
Short term portion	$—	$75,529
Long term portion	—	—
Total lease liability	$—	$75,529

We recorded lease expense in sales, general and administration expenses in the consolidated statement of operations:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Operating lease expense	$17,495	$44,444	$79,434	$133,332
Short-term lease expense	34,828	2,400	69,659	6,600

Total lease expense	$52,323	$46,844	$149,093	$139,932

For the nine months ended June 30, 2023, cash payments against lease liabilities totaled $77,929, and accretion on lease liability of $2,737.

For the nine months ended June 30, 2022, cash payments against lease liabilities totaled $138,066, accretion on lease liability of $14,613.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2023, and September 30, 2021:

	June 30,	September 30,
	2023	2022
Accounts payable	$5,204,563	$7,453,801

Performance bonuses	1,262,000	2,970,000
Interest payable	439,711	348,150
Professional fees	431,698	505,169
Marketing	254,206	344,309
Commissions	57,782	425,321
Insurance liabilities	31,399	602,970
Other accrued liabilities	244,831	424,954
Accrued liabilities	2,721,627	5,620,873

Accrued royalties and revenue share	3,810,862	4,559,088

Total accounts payable and accrued expenses	$11,737,052	$17,633,762

NOTE 8 – DEBT

Lines of Credit as of June 30, 2023:
				Unpaid	Contractual
		Net Carrying Value		Principal	Interest Rates	Contractual	Warrants
Related party lines of credit:		Current	Long Term	Balance	Cash	Maturity Date	issued
$4,022,986 non-revolving line of credit, amended December 12, 2022		$3,293,289	$—	$4,022,986	12%	5/25/2024	383,141
$2,200,000 non-revolving line of credit, May 31, 2023		2,200,000	—	2,200,000	10.50%	8/31/2023	—
$2,650,000 non-revolving line of credit, May 10, 2023		—	—	—	12%	5/10/2025	—
Total related party lines of credit, net		$5,493,289	$—	$6,222,986

Lines of credit:
$2,200,000 non-revolving line of credit, May 13, 2022		$1,967,157	$—	$2,200,000	12%	11/13/2023	314,286
$1,350,000 non-revolving line of credit, May 10, 2023		—	409,632	900,000	12%	5/10/2025	83,142
$6,000,000 revolving line of credit, July 29, 2022		—	2,246,060	3,155,361	Greater of 4% or Prime	7/29/2024	—
Total lines of credit, net		$1,967,157	$2,655,692	$6,255,361

Lines of Credit as of September 30, 2022:
				Unpaid	Contractual
		Net Carrying Value		Principal	Interest Rates	Contractual	Warrants
Related party lines of credit:		Current	Long Term	Balance	Cash	Maturity Date	issued
$4,022,986 non-revolving line of credit, April 25, 2022	(1)	$—	$2,575,753	$4,022,986	12%	10/25/2023	383,141
Total related party lines of credit, net		$—	$2,575,753	$4,022,986

Lines of credit:
$2,200,000 non-revolving line of credit, May 13, 2022	(2)	$—	$1,494,469	$2,200,000	12%	11/13/2023	314,286
$6,000,000 revolving line of credit, July 29, 2022		—	3,030,516	4,543,560	Greater of 4% or Prime	7/29/2024	—
Total lines of credit, net		$—	$4,524,985	$6,743,560

The following table presents the interest expense related to the contractual interest coupon and the amortization of debt discounts on the lines of credit:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Interest expense	$364,604	$247,622	$1,037,499	$502,310
Amortization of debt discounts	597,674	819,313	1,842,003	1,532,792
Total	$962,278	$1,066,935	$2,879,502	$2,035,102

Maturity analysis under the line of credit agreements for the fiscal years ended September 30,
2023	$2,200,000
2024	9,378,347
2025	900,000
2026	—
2027	—
Lines of credit, related and non-related party	12,478,347
Less: Debt discount on lines of credit payable	(2,362,186)
Total Lines of credit payable, related and non-related party, net	$10,116,161

Non-Revolving Lines of Credit

Excel Non-Revolving Loan

On February 23, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “Prior Excel Loan Agreement”) with Excel, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, for aggregate principal amount of $1,500,000, which was amended on April 13, 2022, to increase the aggregate principal amount to $2,000,000 (the “$2m Loan”). Effective as of April 25, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement with Excel (the “Excel Non-Revolving Loan Agreement”) for an aggregate principal amount of $4,022,986 (the “Excel Non-Revolving Loan”). The Excel Non-Revolving Loan matures eighteen (18) months from the date of the Excel Non-Revolving Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year. On April 25, 2022, we used $2,000,000 of the proceeds of the Excel Non-Revolving Loan to prepay all of the remaining outstanding principal and interest of the $2m Loan and the Prior Excel Loan Agreement was terminated in connection with such prepayment. Under the Excel Non-Revolving Loan Agreement, we granted to the lender a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof (which was subsequently subordinated in connection with our Revolving Loan Agreement (as defined below)). In connection with the Excel Non-Revolving Loan, on April 25, 2022, we issued a warrant for an aggregate of up to 383,141 shares of our Common Stock. The warrant has an exercise price of $5.25 per share, expires on April 25, 2025, and shall be exercisable at any time prior to the expiration date. Effective as of December 14, 2022, we entered into a Non-Revolving Line of Credit Agreement Amendment and a Non-Revolving Line of Credit Promissory Note Amendment with Excel to extend the maturity date of the Excel Non-Revolving Loan from eighteen (18) months to twenty-four (24) months from the date of the Excel Non-Revolving Loan. Effective as of May 10, 2023, we entered into a Non-Revolving Line of Credit Agreement Amendment No. 2 and a Non-Revolving Line of Credit Promissory Note Amendment No. 2 with Excel to extend the maturity date of the Excel Non-Revolving Loan from twenty-four (24) months to twenty-five (25) months from the date of the Excel Non-Revolving Loan.

The Excel Non-Revolving Loan had a balance, including accrued interest, amounting to $4,352,871 and $4,226,181 as of June 30, 2023, and September 30, 2022, respectively. We incurred interest expense for the Excel Non-Revolving Loan in the amount of $1,080,945 and $331,548 for the nine months ended June 30, 2023, and 2022, respectively.

RAT Non-Revolving Loan

Effective as of May 13, 2022, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “RAT Non-Revolving Loan Agreement”) with several institutions and individuals and RAT Investment Holdings, LP, as administrator of the loan (the “Loan Administrator”) for an aggregate principal amount of $2,200,000 (the “RAT Non-Revolving Loan”). The RAT Non-Revolving Loan matures eighteen (18) months from the effective date of the RAT Non-Revolving Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year. Under the RAT Non-Revolving Loan Agreement, we granted to the lenders under the RAT Non-Revolving Loan Agreement a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the Excel Non-Revolving Loan Agreement (which was subsequently subordinated in connection with our Revolving Loan Agreement). In connection with the RAT Non-Revolving Loan Agreement, on May 13, 2022, we issued a warrant to each lender under the RAT Non-Revolving Loan Agreement for an aggregate of up to 209,522 shares of our Common Stock. Each warrant has an exercise price of $5.25 per share, expires on May 13, 2025, and shall be exercisable at any time prior to the expiration date.

The warrants were accounted for as equity awards. We allocated the debt and warrant on a relative fair value basis to the proceeds received for the non-revolving lines of credit. We further allocated the fair value of $2,975,261 of the warrants at inception as a debt discount and recorded the straight-line amortization of debt discount as interest expense.

The RAT Non-Revolving Loan had a balance, including accrued interest, amounting to $2,234,356 and $2,301,260 as of June 30, 2023, and September 30, 2022, respectively. We incurred interest expense for the RAT Non-Revolving Loan in the amount of $670,146 and $118,970 for the nine months ended June 30, 2023, and 2022, respectively.

2023 Secured Loan

Effective as of May 10, 2023, we entered into the 2023 Secured Loan Agreement with several individuals and institutional lenders (each individually a “Lender” and collectively, the “Lenders”) with several individuals and institutional lenders (each individually a “Lender” and collectively, the “Lenders”) for aggregate loans of up to $4.0 million (the “2023 Secured Loan”), evidenced by Secured Non-Revolving Line of Credit Promissory Notes (each a “2023 Secured Note” and collectively, the “2023 Secured Notes”), also effective as of May 10, 2023. The 2023 Secured Loan matures twenty-four (24) months from the date of the 2023 Secured Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year. Excel, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, has committed to be a Lender under the 2023 Secured Loan Agreement for an aggregate loan of $2.65 million. As of the date of this filing, Excel has not loaned any funds to us under the 2023 Secured Loan.  As of June 30, 2023, a total principal amount of $900,000 had been drawn on the 2023 Secured Loan.

In connection with the 2023 Secured Loan, on May 10, 2023, we agreed to issue a warrant to each Lender, upon drawdown, under the 2023 Secured Loan Agreement to purchase up to an aggregate of 369,517 shares of our Common Stock. The warrants have an exercise price of $4.33 per share, expire on May 10, 2026, and shall be exercisable at any time prior to such date. As of June 30, 2023, we had issued warrants for a total of 83,142 warrant shares to Lenders in connection with the 2023 Secured Loan.

Under the 2023 Secured Loan Agreement, we have granted to the lenders a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof. In connection with the 2023 Secured Loan Agreement, the lenders delivered subordination agreements to GemCap Solutions, LLC, as successor and assign to Industrial Funding Group, Inc.(the “Senior Lender” or “GemCap”), pursuant to which our obligations to the lenders and the indebtedness under the 2023 Secured Loan Agreement are subordinate and junior in right of payment to the indebtedness under our account receivable facility evidenced by that certain Loan and Security Agreement dated as of July 29, 2022, with the Senior Lender (the “Revolving Loan Agreement”).

The 2023 Secured Loan had a balance, including accrued interest, amounting to $915,000 and $0 as of June 30, 2023, and September 30, 2022, respectively. We incurred interest expense for the 2023 Secured Loan in the amount of $40,736 and $0 for the nine months ended June 30, 2023, and 2022, respectively.

Excel $2.2M Line of Credit

On May 31, 2023, we entered into the Excel Secured Line of Credit Agreement with Excel, an entity managed by Bruce Cassidy, Chairman of our Board of Directors for the Excel $2.2M Line of Credit, evidenced by a Non-Revolving Line of Credit Promissory Note. The Excel $2.2M Line of Credit matures ninety (90) days from the date of the Excel Secured Line of Credit Agreement and accrues interest, payable in arrears on the Excel $2.2M Line of Credit maturity date, at a fixed rate of interest equal to ten and one half (10.5) percent per year.

Under the Excel Secured Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof. In connection with the Excel Secured Line of Credit Agreement, Excel delivered a subordination agreement to the Senior Lender, pursuant to which our obligations to Excel and the indebtedness under the Excel Secured Line of Credit Agreement are subordinate and junior in right of payment to the indebtedness under the account receivable facility evidenced by the Revolving Loan Agreement.

The Excel $2.2M Line of Credit had a balance, including accrued interest, amounting to $2,219,250 and $0 as of June 30, 2023, and September 30, 2022, respectively. We incurred interest expense for the Excel $2.2M Line of Credit in the amount of $19,250 and $0 for the three months ended June 30, 2023, and 2022, respectively, and $19,250 and $0 for the nine months ended June 30, 2023, and 2022, respectively.

Revolving Loan Agreement

Effective as of July 29, 2022, we entered into the Revolving Loan Agreement with Industrial Funding Group, Inc. (the “Initial Lender”) for a revolving loan credit facility for the initial principal sum of up to $4,000,000, and through the exercise of an accordion feature, a total sum of up to $10,000,000, evidenced by a Revolving Loan Secured Promissory Note, also effective as of July 29, 2022 (the “Revolving Loan”). Shortly after the effective date of the Revolving Loan, the Initial Lender assigned the Revolving Loan Agreement, and the loan documents related thereto, to the Senior Lender.  Availability for borrowing under the Revolving Loan Agreement is dependent upon our assets in certain eligible accounts and measures of revenue, subject to reduction for reserves that the Senior Lender may require in its discretion, and the accordion feature is a provision whereby we may request that the Senior Lender increase availability under the Revolving Loan Agreement, subject to its sole discretion. Effective as of October 27, 2022, we entered into Amendment Number 1 to the Revolving Loan Agreement with the Senior Lender to increase the principal sum available from $4,000,000 to $6,000,000. As of June 30, 2023, we had borrowed $3,155,361 under the Revolving Loan. The Revolving Loan matures on July 29, 2024, and began accruing interest on the unpaid principal balance of advances, payable monthly in arrears, on September 7, 2022, at an annual rate equal to the greater of (I) the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) zero percent (0.00%), and (II) four percent (4.00%). Under the Revolving Loan Agreement, we have granted to the Senior Lender a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the loan, our existing secured lenders (the “Subordinated Lenders”) delivered subordination agreements (the “Revolving Loan Subordination Agreements”) to the Senior Lender. We are permitted to make regularly scheduled payments, including payments upon maturity, to such subordinated lenders and potentially other payments subject to a measure of cash flow and receiving certain financing activity proceeds, in accordance with the terms of the Revolving Loan Subordination Agreements. In connection with the delivery of the Revolving Loan Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our Common Stock. Each warrant has an exercise price of $5.25 per share, expires on July 29, 2025, and shall be exercisable at any time prior to such date. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, as directed by its affiliate, Excel, one of the Subordinated Lenders. The Subordinated Lenders receiving warrants for the remaining 104,759 warrant shares were also entitled to receive a cash payment of $22,000 six months from the date of the Revolving Loan Subordination Agreements, representing one percent (1.00%) of the outstanding principal amount of the loan held by such Subordinated Lenders. This cash payment was made to such Subordinated Lenders on January 25, 2023.

The warrants were accounted for as equity awards. We allocated the debt and warrant on a relative fair value basis to the proceeds received for the revolving loan agreement. We further allocated the fair value of the $1,347,719 of the warrants at inception as a debt discount and recorded the straight-line amortization of debt discount as interest expense.

The Revolving Loan had a balance, including accrued interest, amounting to $3,196,581 and $4,587,255 as of June 30, 2023, and September 30, 2022, respectively. We incurred interest expense for the Revolving Loan in the amount of $1,068,425 and $0 for the nine months ended June 30, 2023, and 2022, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of June 30, 2023.

NOTE 10 – RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

Revolving Loan Agreement

Effective as of July 29, 2022, we entered into the Revolving Loan Agreement. In connection with the loan under the Revolving Loan Agreement, the Subordinated Lenders delivered the Revolving Loan Subordination Agreements to the Senior Lender. In connection with the delivery of the Revolving Loan Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our Common Stock. Each warrant has an exercise price of $5.25 per share, expires on July 29, 2025. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, as directed by its affiliate, Excel, one of the Subordinated Lenders.

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

The Excel Non-Revolving Loan had a balance, including accrued interest, amounting to $4,352,871 and $4,226,181 as of June 30, 2023, and September 30, 2022, respectively. We incurred interest expense for the Excel Non-Revolving Loan in the amount of $325,226 and $331,548 for the three months ended June 30, 2023, and 2022, respectively, and $1,080,945 and $331,548 for the nine months ended June 30, 2023, and 2022, respectively.

2023 Secured Loan

Excel, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, has committed to be a lender under the 2023 Secured Loan Agreement for an aggregate loan of $2.65 million. As of the date of this filing, Excel has not loaned any funds to us under the 2023 Secured Loan.

Excel $2.2M Line of Credit

On May 31, 2023, we entered into the Excel Secured Line of Credit Agreement with Excel, an entity managed by Bruce Cassidy, Chairman of our Board of Directors for the Excel $2.2M Line of Credit, evidenced by a Non-Revolving Line of Credit Promissory Note. The Excel $2.2M Line of Credit matures ninety (90) days from the date of the Excel Secured Line of Credit Agreement and accrues interest, payable in arrears on the Excel $2.2M Line of Credit maturity date, at a fixed rate of interest equal to ten and one half (10.5) percent per year.

The Excel $2.2M Line of Credit had a balance, including accrued interest, amounting to $2,219,250 and $0 as of June 30, 2023, and September 30, 2022, respectively. We incurred interest expense for the Excel $2.2M Line of Credit in the amount of $19,250 and $0 for the three months ended June 30, 2023, and 2022, respectively, and $19,250 and $0 for the nine months ended June 30, 2023, and 2022, respectively.

500 Limited

For the nine months ended June 30, 2023, and 2022, we paid 500 Limited $307,000 and $310,269, respectively, for programming services provided to Loop Media. 500 Limited is an entity controlled by Liam McCallum, our Chief Product and Technology Officer.

NOTE 11 –STOCKHOLDERS’ EQUITY (DEFICIT)

Change in Number of Authorized and Outstanding Shares

On September 21, 2022, a 1 for 3 reverse stock split of our Common Stock became effective. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively adjusted for the effects of the reverse split for all periods presented.

Common Stock

Our authorized capital stock consists of 105,555,556 shares of Common Stock, $0.0001 par value per share, and 3,333,334 shares of preferred stock, $0.0001 par value per share. As of June 30, 2023, and 2022, there were 59,183,668 and 51,179,865, respectively, shares of Common Stock issued and outstanding.

Nine months ended June 30, 2023

We filed a Shelf Registration Statement on Form S-3 that has been declared effective by the SEC. On May 12, 2023, we entered into an At Market (“ATM”) Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which we may offer and sell, from time to time through the Agent, shares of our Common Stock, for aggregate gross proceeds of up to $50,000,000. During the three and nine months ended June 30, 2023, we issued 2,779,997 shares of Common Stock under the Sales Agreement, resulting in cash proceeds of $8,317,936, net of placement agent’s commission and related fees of $257,435 but before deducting offering costs.

During the nine months ended June 30, 2023, we issued 22,462 shares of Common Stock upon the exercise of stock options.

See Note 12 – Stock Options and Warrants for stock compensation discussion.

Nine months ended June 30, 2022

During the nine months ended June 30, 2022, we issued 23,152 shares of Common Stock with a value of $177,000 as payment in kind for accrued interest due on certain convertible notes. Of this amount, 18,443 shares of Common Stock at a value of $141,000 was issued to a board member.

During the nine months ended June 30, 2022, we issued 6,666,666 shares of Common Stock to a board member upon conversion of 200,000 shares of Series B Preferred Stock.

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

The following table summarizes the stock option activity for the nine months ended June 30, 2023:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at September 30, 2022	8,174,563	$3.78	7.42	$9,188,491
Grants	502,431	4.35	10.00	—
Exercised	(22,462)	1.71	—	—
Expired	—	—	—	—
Forfeited	(98,972)	5.81	—	—
Outstanding at June 30, 2023	8,555,560	$3.90	7.41	656,612
Exercisable at June 30, 2023	6,772,308	3.53	7.08	671,885

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than our stock price of $2.39 as of June 30, 2023, and $8.13 as of June 30, 2022, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options as of June 30, 2023:

Options outstanding
		Weighted	Options
		average	exercisable
Exercise	Number of	remaining life	number of
price	options	in years	options
$2.58	382,790	3.28	382,790
1.98	1,472,892	5.34	1,472,891
2.67	833,333	6.96	833,333
3.30	2,586,725	7.37	2,140,227
1.71	77,538	7.67	99,999
8.52	83,333	7.83	83,333
8.25	200,000	7.85	138,888
7.05	16,667	8.06	10,647
7.20	16,667	8.08	10,647
7.50	16,667	8.09	16,666
6.90	278,727	8.27	200,607
7.05	25,000	8.33	10,417
8.25	108,591	8.82	—
7.74	45,000	8.88	—
7.05	8,333	9.04	—
7.86	6,667	9.18	—
4.95	1,922,990	9.24	1,232,935
6.23	433,640	9.52	138,928
5.24	40,000	9.83	—

	8,555,560		6,772,308

Stock-based compensation

We recognize compensation expense for all stock options granted using the fair value-based method of accounting. During the nine months ended June 30, 2023, we issued 502,431 options valued at $2,009,567. As of June 30, 2023, the total compensation cost related to nonvested awards not yet recognized is $5,304,806 and the weighted average period over which expense is expected to be recognized in months is 24.8.

We calculated the fair value of options issued using the Black-Scholes option pricing model, with the following assumptions:

June 30, 2023

Weighted average fair value of options granted	$6.15
Expected life	5.72 years
Risk-free interest rate	3.90%
Expected volatility	52.15%
Expected dividends yield	—%
Forfeiture rate	—%

The stock-based compensation expense related to option grants was $5,319,045 and $3,948,272, for the nine months ended June 30, 2023, and 2022, respectively.

Restricted Stock Units

On September 18, 2022, the Compensation Committee of our Board of Directors approved Restricted Stock Unit (“RSU”) awards to certain officers and key employees pursuant to the terms of the Loop Media, Inc. Amended and Restated 2020 Equity Incentive Compensation Plan (the “2020 Plan”).

On September 22, 2022, we granted an aggregate of 890,000 RSUs, which vest over time subject to continued service. Each RSU was valued at the public offering price during our initial public offering of $5.00 per share, and twenty-five percent (25%) of the RSUs vest on the one-year anniversary of the grant date and the remainder in equal quarterly installments over the following three-year period.

On January 3, 2023, the Compensation Committee of our Board of Directors approved RSU awards as compensation to members of our Board of Directors pursuant to the 2020 Plan.

On January 3, 2023, we granted an aggregate of 212,004 RSUs which vest over time subject to continued service. Each RSU was valued at $6.23 per share. Twenty-five percent (25%) of 130,464 RSUs vest on the one-year anniversary of the grant date and the remainder in equal quarterly installments over the following three-year period. One hundred percent (100%) of 81,540 RSUs vest on the day after the end of the fiscal year in which the grant was made.

The following table summarizes the RSU activity for the nine months ended June 30, 2023:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	RSUs	Fair Value	Contractual Term	Intrinsic Value
Outstanding at September 30, 2022	890,000	$5.00	3.04	$2,127,100
Grants	212,004	6.23	2.87	506,690
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2023	1,102,004	$5.24	—	$2,633,790
Exercisable at June 30, 2023	—	$—	—	$—

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on our stock price of $2.39 as of June 30, 2023, and $8.13 as of June 30, 2022. which would have been received by the RSU holders as of that date.

The following table presents information related to RSUs as of June 30, 2023:

RSUs outstanding
		Weighted Average
Grant Date	Number of	Remaining	Number of
Fair Value	RSUs	Life in Years	RSUs Vested
$5.00	890,000	3.23	—
$6.23	130,464	3.51	—
$6.23	81,540	0.25	—
	1,102,004		—

The stock-based compensation expense related to RSU grants was $1,263,635 and $0, for the nine months ended June 30, 2023, and 2022, respectively.

As of June 30, 2023, the total compensation cost related to nonvested RSU awards not yet recognized was $4,479,793 and the weighted average period over which expense is expected to be recognized in months was 37.9.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of our Common Stock:

Warrants outstanding			Warrants exercisable
		Weighted			Weighted
		average			average
		remaining	Weighted		remaining
		contractual	average		contractual
	Number	life	exercise	Number	life
Exercise prices	outstanding	(years)	price	exercisable	(years)
$2.58	100,000	6.28	2.58	100,000	6.28
2.57	666,666	3.44	2.57	666,666	3.44
2.25	888,888	6.70	2.25	888,888	6.70
8.25	107,952	1.42	8.25	107,952	1.42
8.40	16,666	5.82	8.40	16,666	5.82
8.25	2,191,149	1.25	8.25	2,191,149	1.25
7.05	62,438	3.71	7.05	—	—
5.25	383,141	1.82	5.25	383,141	1.82
5.25	209,522	1.87	5.25	209,522	1.87
9.00	66,666	1.88	9.00	—	—
7.95	100,000	1.96	7.95	—	—
5.25	296,329	2.08	5.25	296,329	2.08
6.00	192,000	4.24	6.00	192,000	4.24
6.00	18,616	4.25	6.00	18,616	4.25
4.33	83,142	2.86	4.33	83,142	2.86

The following table summarizes the warrant activity for the nine months ended June 30, 2023:

		Weighted
		average
		exercise
	Number of	price per
	shares	share
Outstanding at September 30, 2022	5,300,033	$5.82
Issued	83,142	4.33
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2023	5,383,175	$5.80

We record all warrants granted using the fair value-based method of accounting.

During the nine months ended June 30, 2023, we issued 83,142 warrants in conjunction with lines of credit. We recorded consulting expense of $232,789 as a result of current period vesting of previously issued warrants to various companies for consulting services.

We calculated the fair value of warrants issued using the Black-Scholes option pricing model, with the following assumptions:

	June 30, 2023

Weighted average fair value of warrants granted	$4.33
Expected life	3.00	years
Risk-free interest rate	3.90%
Expected volatility	50.61%
Expected dividends yield	—%
Forfeiture rate	—%

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

For the nine months ended June 30, 2023, we recorded an income tax provision of $1,624 related to state and local taxes. For the nine months ended June 30, 2022, we recorded an income tax provision of $1,051 related to state and local taxes. The effective rate for both the nine months ended June 30, 2023, and 2022, differ from the U.S. federal statutory rate of 21% as no income tax benefit was recorded for current year operating losses as we maintain a full valuation allowance on our deferred tax assets.

For the three months ended June 30, 2023, we recorded an income tax provision of $394 related to state and local taxes. For the three months ended June 30, 2022, we recorded an income tax provision of $0. The effective rate for both the three months ended June 30, 2023, and 2022, differ from the U.S. federal statutory rate of 21% as no income tax benefit was recorded for current year operating losses as we maintain a full valuation allowance on our deferred tax assets.

The Inflation Reduction Act of 2022 (the “Act”) was signed into U.S. law on August 16, 2022. The Act includes various tax provisions, including an excise tax on stock repurchases, expanded tax credits for clean energy incentives, and a corporate alternative minimum tax that generally applies to U.S. corporations with average adjusted annual financial statement income over a three-year period in excess of $1 billion. We do not expect the Act to materially impact our consolidated financial statements.

Effective beginning in fiscal 2022, the U.S. Tax Cuts and Job Act of 2017 requires us to deduct U.S. and international research and development expenditures ("R&D") for tax purposes over 5 to 15 years, instead of in the current fiscal year. We concurrently record a deferred tax benefit for the future amortization of the research and development for tax purposes. The requirement to expense R&D as incurred is unchanged for U.S. GAAP purposes and the impact to pre-tax R&D expense is not affected by this provision.

NOTE 14 – SUBSEQUENT EVENTS

We have evaluated all subsequent events through the date of this quarterly report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2023, and events which occurred after June 30, 2023, but which were not recognized in the financial statements.

Shelf Registration ($50 Million ATM)

From July 1, 2023, through the filing date of this quarterly report on Form 10-Q, we sold 95,000 shares of Common Stock under the Sales Agreement, resulting in cash proceeds of $247,739, net of placement agent’s commission and related fees of $7,711 but before deducting offerings costs.

Departure of Head of Loop Media Studios

Due to the integration of Loop Media Studios into other areas of our business during the three months ended June 30, 2023, Andrew Schuon (“Mr. Schuon”), the former Head of Loop Media Studios, departed from his position as Head of Loop Media Studios, effective July 1, 2023 (the “Separation Date”). In connection with Mr. Schuon’s departure, the Company and Mr. Schuon entered into a Separation and General Release Agreement, dated as of July 1, 2023 (the “Separation Agreement”). The Separation Agreement provides that Mr. Schuon will receive certain severance payments and related benefits (the “Consideration”). As a result of the Consideration granted to Mr. Schuon under the Separation Agreement, we will recognize approximately $1.5 million for stock-based compensation and other severance-related expenses in the fourth quarter of fiscal 2023.

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

We offer hand-curated music video content licensed from major and independent record labels, including Universal Music Group (“Universal”), Sony Music Entertainment (“Sony”), and Warner Music Group (“Warner” and collectively with Universal and Sony, the “Music Labels”), as well as non-music video content, which is predominantly licensed or acquired from third parties, including action sports clips, drone and atmospheric footage, trivia, news headlines, lifestyle channels and kid-friendly videos, as well as movie, television and video game trailers, amongst other content. We distribute our content and advertising inventory to digital screens located in OOH locations primarily through (i) our owned and operated platform (the “O&O Platform”) of Loop Media, Inc. (“Loop Media”)-designed “small-box” streaming Android media players (“Loop Players”) and legacy ScreenPlay computers and (ii) through screens on digital networks owned and operated by third parties (each a “Partner Platform” and collectively the “Partner Platforms,” and together with the O&O Platform, the “Loop Platform”). As of June 30, 2023, we had 34,898 QAUs (as defined below) operating on our O&O Platform. See “— Key Performance Indicators.” We launched our Partner Platforms business in May 2022 and have a total of approximately 37,000 screens across our Partner Platforms as of June 30, 2023.

For the quarter ended June 30, 2023, Partner Screens in our Partner Platform business was increased by approximately approximately13,000 Partner Screens (added at the end of the quarter) to approximately 37,000 Partner Screens compared to approximately 24,000 Partner Screens for the quarter ended March 31, 2023. This increase was almost entirely the result of the addition of a new partner with 12,000 screens to our Partner Platform business at the end of the June 30, 2023 quarter.

We have two primary constituents that are included in our customer base: the OOH locations we service and the advertisers who purchase advertising inventory on the Loop Platform. We earn revenue from these customers primarily by selling advertising inventory on the Loop Platform and by collecting subscription fees from our O&O Platform owners and operators that are streaming advertising-free content.

The O&O Platform

We deliver content across our O&O Platform to the owners and operators of OOH locations who sign up for our media service. We sell advertising impressions contained in the content streams to demand sources, including DSPs, SSPs and advertisers, who pay us to fill those impressions and have their ads delivered into the OOH locations that utilize our services. We also allow OOH locations on our O&O Platform to access our content without advertisements by paying a monthly subscription fee.

From a business operations standpoint, for the O&O Platform business, we view our customers as the owners and operators of the OOH locations that use our content services to engage and entertain the customers that visit the OOH locations. Our customer services team works with the owners and operators of OOH locations in our O&O Platform business to ensure our customers are being properly serviced and addressing any questions about the service, content, advertising performance and other matters.

From an accounting standpoint, for the O&O Platform business, our customers are considered to be those persons that provide revenue to us, which includes the owners and operators of the OOH locations that utilize a subscription-based service, and the advertising demand sources (including DSPs, SSPs and advertisers) that purchase our advertising inventory on the O&O Platform. From an accounting standpoint, the owners and operators of the OOH locations utilizing a free advertising-based service on our O&O Platform are not our customers. Instead, it is the advertising demand sources that are our customers because they are providing revenue to us (by way of purchasing advertising inventory) for the streaming of content to those OOH locations utilizing an ad-free service.

We record as cost of revenue in the O&O Platform business certain costs and expenses associated with operating such business, including the cost of content, streaming costs, and content hosting fees.  We procure content from third parties though licensing fees or by purchasing the content outright. Certain of our content, including our music video and certain third-party non-music content, are under licenses that contain a revenue share arrangement. We and the licensor of the content will negotiate and pre-agree the percentage of revenue to which each party will be entitled. The cost of content, including any payments to licenses under a revenue share license, is the single largest component of the cost of revenue associated with the O&O Platform business.

The Partner Platform

The screens in our Partner Platform business may deliver content that we curate and deliver or content that is provided by the owners and operators of third-party digital platforms. We make available to our Partner Platform customers channels of original content developed using licensed or purchased content that is then reformatted into short-form content suitable for commercial use.

We provide advertising demand services to third parties by selling ad impressions available on the Partner Platform to advertising demand sources (including DSPs, SSPs and advertisers) who pay us to fill those impressions and have ads delivered across the Partner Platform. If the advertising impressions are filled with advertisements, we will fulfill our obligation and be paid as the publisher of the advertisement. If advertising impressions are not purchased, the content will play without advertisements and no revenue will be earned by us.

From a business operations standpoint, we view our customers, for our Partner Platform services, as the owners and operators of the third-party digital platforms that utilize our content and advertising services and enables such third parties to better monetize the screens on their digital platforms. We may, in certain instances, also provide content across the Partner Platform.

Our customer services team works with the owners and operators of the third-party digital platforms in our Partner Platform business to ensure our customers are being properly serviced and addressing any questions about the service, content, advertising performance and other matters.

From an accounting standpoint, for the Partner Platform business, our customers are the advertising demand sources (including DSPs, SSPs and advertisers) because they are providing revenue to us (by way of purchasing advertising inventory) for the streaming of content across the Partner Platform. The Partner Platform business operates a free-ad supported business model and has no subscription fees.

The revenue share arrangements in the O&O Platform business are included in the cost of revenue. The content streamed on the Partner Platform will be content we procure on licenses that do not contain an element of revenue share or content provided by the third-party partner who owns and operates the screens on the Partner Platform. As such, there are no content partner revenue share arrangements on the Partner Platform. There is, however, a revenue share arrangement with the third-party partner who owns and operates the screens on the Partner Platform. We deduct from the revenue we generate in the Partner Platform business certain costs and expenses associated with operating such business (including streaming costs and content hosting) and then allocate the remaining revenue between us and the third-party digital platform provider, based on pre-agreed negotiated percentages. The percentage of revenue we pass along to third-party digital platform providers is recorded as cost of revenue and is our single largest cost of revenue component for the Partner Platform business.

Key Performance Indicators

We review our quarterly active units (“QAUs”) and average revenue per unit player (“ARPU”), among other key performance indicators, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Quarterly Active Units

We define an “active unit” as (i) an ad-supported Loop Player DOOH (defined below) location using our ad- supported service through our “Loop for Business” application or using an DOOH venue-owned computer screening our content) that is online, used on our O&O Platform, playing content and has checked into the Loop analytics system at least once in the 90-day period or (ii) a DOOH location customer using our subscription service on our O&O Platform at any time during the 90-day period. We use “QAU” to refer to the number of such active units during such period. We do not count towards our QAUs any Loop Players or screens used on our Partner Platform.

Digital out-of-home (“DOOH”) is a form of media that is delivered digitally outside of the home on billboards, signage, displays, televisions, and other devices in OOH locations, including restaurants, retail shops, healthcare facilities, sports and entertainment venues, and other public or non-residential spaces.

We delivered over 71,000 Loop Players/Partner Screens across the O&O Platform for the quarter ended June 2023, which is a 24.6% increase in Loop Players/Partner Screens from the 57,000 Loop Players/Partner Screens for the quarter ended March 31, 2023. This included approximately 34,898 QAUs in our O&O Platform and approximately 37,000 screens across our Partner Platform.

For the quarter ended June 30, 2023, QAUs increased 6.6% to 34,898 compared to 32,734 for the quarter ended March 31, 2023. There was relatively limited growth in QAUs quarter on quarter as we looked to prioritize and incentivize the distribution of Loop Players in key advertising markets and geographies, as well as into more desirable out-of-home location types, like convenience stores, restaurants, bars, and other retail establishments. We also looked to reduce our presence in less desirable out-of-home locations, which offset and reduced our net distribution growth. QAUs were 26,903 for the quarter ended December 31, 2022, 18,240 for the quarter ended September 30, 2022, and 12,584 for the quarter ended June 30, 2022.

For the quarter ended June 30, 2023, Partner Screens in our Partner Platform business increased by approximately 13,000 Partner Screens to approximately 37,000 Partner Screens, compared to approximately 24,000 Partner Screens for the quarter ended March 31, 2023. This increase was almost entirely the result of the addition of a new partner with 12,000 screens to our Partner Platform business at the end of the June 30, 2023 quarter. As a result, the growth in Partner Screens will not be reflected in our financial results for the quarter.

Average Revenue Per Unit

We define a “unit player” as (i) an ad-supported Loop Player (or a DOOH location using our ad- supported service through our “Loop for Business” application or using a DOOH location-owned computer screening our content) that is online, used on our O&O Platform, playing content and has checked into the Loop Media analytics system at least once in the 90-day period or (ii) a DOOH location customer using our paid subscription service on our O&O Platform at any time during the 90-day period. A unit player that is supported by our advertising-based revenue model is an ad-supported unit player and a unit player that is supported by a subscription-based revenue model is a subscription unit player. We calculate advertising ARPU (“AD ARPU”) by dividing quarterly revenues from our DOOH ad-supported service on our O&O Platform for the period by QAUs for our ad-supported unit players on our O&O Platform. We calculate subscription ARPU (“SUB ARPU”) by dividing quarterly revenues from our DOOH subscription-supported service on our O&O Platform for the period by QAUs for our subscription-supported unit players on our O&O Platform. We do not include in our unit players count, AD ARPU or SUB ARPU any Loop Players or screens used on our Partner Platform.

Our AD ARPU fluctuates based on a number of factors, including the length of time in a quarter that a unit player is activated and operating, the cost-per-thousand ad impressions (“CPMs”) we are able to achieve for our advertising impressions, and the advertising fill rates that we are able to achieve. Our SUB ARPU fluctuates based on a number of factors, including the timing of the start of a customer subscription for a subscription-supported unit player, the number of ad-supported unit players we have, and the price clients pay for those subscriptions. An increase in the number of unit players over the course of a quarterly period may have the effect of decreasing quarterly ARPU, particularly if such players are added towards the end of the quarterly period. Increases or decreases in ARPU may not correspond with increases or decreases in our revenue, and ARPU may be calculated in a manner different than any similar key performance indicator used by other companies.

For the quarter ended June 30, 2023, AD ARPU was $114, compared to $99 for the quarter ended March 31, 2023, a 15% increase primarily resulting from slightly increased advertising sales across the O&O Platform. AD ARPU was $324 for the quarter ended December 31, 2022, $356 for the quarter ended September 30, 2022, and $526 for the quarter ended June 30, 2022.

For the quarter ended June 30, 2023, SUB ARPU was $222, compared to $260 for the quarter ended March 31, 2023, a 15% decrease. SUB ARPU was $323 for the quarter ended December 31, 2022, $387 for the quarter ended September 30, 2022, and $235 for the quarter ended June 30, 2022.

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

Cost of revenue for the Partner Platform business represents hosting fees, amortized costs of internally-developed content, and the revenue share with third party partners (after deduction of allocated infrastructure costs). The cost of revenue is higher with partners within the Partner Platform versus those within the O&O Platform because we leverage our Partner Platform partners’ network of customers and their screens to deliver content and advertising inventory, rather than using our own Loop players.

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

Restructuring Costs

As previously disclosed, we undertook initiatives to increase efficiency and cut costs, while still maintaining our focus on, and dedication to, the continued growth of our business. In the quarter ended June 30, 2023, we made cuts and adjustments across several aspects of our business. We completed a plan to reduce our overall SG&A costs from the previous quarter by approximately 20%, including labor and various other operating costs. Part of this reduction included eliminating some non-revenue generating headcount, while continuing to invest in expansion of our revenue and ad sales team.

We anticipate further restructuring costs, however these costs are estimated based on information available at the time such costs are recorded. Due to the inherent uncertainty involved in estimating restructuring costs, actual amounts incurred for such activities may differ from amounts initially estimated.

Other Income/Expense

Interest Expense

Interest expense consists of interest expense on our outstanding indebtedness and amortization of debt issuance costs.

Other Income (Expense)

Other income consists of employee retention credits, foreign currency translation adjustment, realized foreign current gains/losses and unrealized gains/losses.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

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

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. The adoption of this standard in the first quarter of 2022 had no impact on our consolidated financial statements.

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

For the three months ended June 30, 2023, compared to the three months ended June 30, 2022:

	Three months ended June 30,
	2023	2022	$ variance	% variance
Revenue	$5,734,976	$10,804,083	$(5,069,107)	(47)%
Cost of revenue	3,911,733	7,018,283	(3,106,550)	(44)%
Gross profit	1,823,243	3,785,800	(1,962,557)	(52)%
Total operating expenses	9,318,563	7,553,431	1,765,132	23%
Loss from operations	(7,495,320)	(3,767,631)	(3,727,689)	99%

Other income (expense):
Interest income	—	—	—	N/A %
Interest expense	(962,718)	(978,435)	15,717	(2)%
Gain on extinguishment of debt, net	—	(944,614)	944,614	(100)%
Change in fair value of derivatives	—	18,395	(18,395)	(100)%
Employee retention credits	648,543	—	648,543	N/A %
Other income	(65,643)	—	(65,643)	N/A %
Total other income (expense)	(379,818)	(1,904,654)	1,524,836	(80)%

Provision for income taxes	(394)	—	(394)	N/A %
Net loss	$(7,875,532)	$(5,672,285)	$(2,203,247)	39%

Revenue

Our revenue for the three months ended June 30, 2023, was $5,734,976, a decrease of $5,069,107, or 47%, from $10,804,083 for the three months ended June 30, 2022. This decrease was primarily driven by a reduction in ad placements as well as a material slowdown in digital advertising spend due to the macroeconomic environment.

We are continuing to see headwinds in overall digital ad spend that started to emerge in the second half of our quarter ended December 31, 2022, and continued through our quarter ended June 30, 2023. We are not immune to the challenges the broader macro environment presents and its impact on advertising. Similar to many companies that rely on the advertising market, we continue to see industry and macro headwinds in overall digital ad spend due to general industry pressures and continued uncertainty about a potential recession. We believe these headwinds were exacerbated in recent months by the traditional seasonality of advertising. As a result, we have seen revenue and our results of operations negatively impacted.

Despite these advertising market and macro headwinds, we delivered over 71,000 active Loop Players/Partner Screens across the O&O Platform for the end of June 2023, which is a 24.6% increase in Loop Players/Partner Screens from the 57,000 active Loop Players/Partner Screens for the quarter that ended March 31, 2023. This included approximately 34,898 active Loop Players in our O&O Platform and approximately 37,000 screens across our Partner Platform. This performance continues to validate our distribution model and the appeal of our content and technology stack across various venue types and geographies, which we believe will positively impact our operating results when advertising spend begins to increase.

As previously disclosed, we undertook initiatives to increase efficiency and cut costs, while still maintaining our focus on, and dedication to, the continued growth of our business. In the quarter ended June 30, 2023, we made cuts and adjustments across several aspects of our business. We completed a plan to reduce our overall SG&A costs from the previous quarter by approximately 20%, including labor and various other operating costs. Part of this reduction included eliminating some non-revenue generating headcount, while continuing to invest in expansion of our revenue and ad sales team.

Our larger distribution footprint as of June 30, 2023, increased our monthly video impressions viewed, which we estimate to be over 2 billion (based on videos streamed to all of our out of home customer locations and the average number of viewers estimated in each location across our O&O Platform).

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

The growth in our distribution has allowed us to make a push into direct ad sales, beyond our traditional sole focus on open exchange programmatic digital advertising. Direct ad sales typically result in higher CPMs for advertising inventory. We believe the scale of our distribution platform and the premium quality of our CTV-like content makes us attractive to companies wishing to advertise in digital media outside of the home. To further these efforts, we have assembled an efficient and focused direct sales team and expect to see the result of their efforts over the course of our fiscal year ended September 30, 2024. The development of a direct ad sales team is the natural evolution of our business from initial ad revenue growth via programmatic demand which our now larger distribution footprint can support. Direct ad sales typically require a minimum threshold of distribution reach before it can be deemed scalable, and our recent distribution growth has allowed us to generate more interest from a greater number of ad sales buyers. We are pleased to say that we are at this stage of growth and look forward to more of an impact from direct sales in the quarters ahead and becoming less dependent on programmatic advertising demand.

We have also turned our attention to improving our margins by changing the mix of premium content that we play on our O&O Platform. In addition, in recent months, we have negotiated new content licenses for certain of our non-music video content, which has allowed us to lower the cost of existing channels and create new lower cost channels. As these agreements start to take effect and if we can drive viewers to these channels, we expect to see improved margins for our non-music video channels as a group in the second half of our fiscal year ended September 30, 2023.

Our customer acquisition cost is primarily influenced by the cost of our digital marketing, as a significant portion of our Loop Player distribution is reliant on OOH locations responding to our online advertisements. In recent months we have placed renewed focus on our affiliate network, which compensates third parties upon the successful installation and operation of our Loop Players and services, allowing us to defer payment for acquiring new customers until they are acquired.

We distribute our content and advertising inventory to digital screens located in OOH locations primarily through (i) the O&O Platform of the Loop Players/Partner Screens and (ii) through the Loop Platform. We define an “active” Loop Player as (i) an ad-supported Loop Player (or DOOH location using our ad- supported service through our “Loop for Business” application or using a DOOH venue-owned computer screening our content) that is online, used on our O&O Platform, playing content and has checked into the Loop Media analytics system at least once in the 90-day period ending on the date of measurement or (ii) a DOOH location customer using our subscription service on our O&O Platform at any time during the 90-day period. We do not count towards our active Loop Players any Loop Players or screens used on our Partner Platforms.

Cost of Revenue

Our cost of revenue for the three months ended June 30, 2023, was $3,911,733, a decrease of $3,106,550, or 44%, from $7,018,283 for the three months ended June 30, 2022. This decrease in cost of revenue was primarily due to decreased revenue offset by an increase in incremental licensing costs and inability to leverage our fixed costs relative to streaming of our content.

Gross Profit Margin

Our gross profit margin for the three months ended June 30, 2023, was $1,823,243, a decrease of $1,962,557, or 52%, from $3,785,800 for the three months ended June 30, 2022. This decrease in gross profit margin was primarily driven by decrease in revenue mix as well as incremental licensing costs.

Our gross profit margin as a percentage of total revenue for the three months ended June 30, 2023, was approximately 31.8% compared to 35% for the three months ended June 30, 2022. The percentage decrease was primarily driven by revenue mix as the year-ago period included a smaller portion of our Partner Platform business, which carries lower gross margin but higher operating margin.

The relative contributions to total revenue of our O&O Platform and Partner Platforms businesses will impact our gross profit margin as a percentage of total revenue in future periods, as each of those businesses have different cost of revenue components with a lower gross profit margin in our Partner Platforms business. We curate the content and develop the infrastructure required to create advertising inventory available for purchase in the O&O Platform business. For the Partner Platform business, the infrastructure is developed by the owners or operators of the third-party digital platforms, with Loop Media gaining access to such third-party platform for the delivery of advertising sales services by us to such owners and operators. We may also deliver curated content on the Partner Platform, in instances where the owners or operators of such platform do not provide their own content for streaming on the platform.

Total Operating Expenses

Our operating expenses for the three months ended June 30, 2023, were $9,31563, an increase of $1,765,132, or 22%, from $7,553,431 for the three months ended June 30, 2022. This increase in operating expenses was primarily due to an increase in sales, general and administrative expenses as well as stock-based compensation and restructuring costs, as follows:

Sales, General and Administrative Expenses

Our Sales, General and Administrative Expenses for the three months ended June 30, 2023, were $6,284,514, an increase of $341,721, or 6%, from $5,942,793 for the three months ended June 30, 2022.  This increase in Sales, General and Administrative expenses was primarily due to greater customer acquisition and retention expenses and stock compensation expenses, partially offset by decreased payroll costs.  More specifically:

●	Our payroll costs for the three months ended June 30, 2023, were $2,181,755, a decrease of $593,193 or 21% from $2,774,948 for the three months ended June 30, 2022, primarily driven by a reduction in commission and the corporate MIP bonus program, offset by an increase in headcount.
●	Our marketing costs for the three months ended June 30, 2023, were $2,636,948, an increase of $489,157 or 23% from $2,147,791 for the three months ended June 30, 2022, primarily due to increased advertising spend to increase the market for our Loop Players, the rewards program for our customers and securing affiliate partnerships aimed at the distribution and activation of Loop Players partially offset by a reduction in digital and special audience spend.
●	Our professional fees for the three months ended June 30, 2023, were $576,307, an increase of $149,156 or 35% from $427,151 for the three months ended June 30, 2022, primarily due to an increase in accounting, legal and recruiting fees.
●	Our administration fees for the three months ended June 30, 2023, were $349,977, an increase of $201,658 or 136% from $148,319 for the three months ended June 30, 2022, primarily due to an increase in insurance premiums and board fees.

Stock-Based Compensation

Our stock compensation (non-cash) for the three months ended June 30, 2023, was $2,592,369, an increase of $1,112,595 or 75% from $1,479,774 for the three months ended June 30, 2022, primarily due to the granting of stock option awards to new employees and due to the uplisting as well as restricted stock units to the Board of Directors and Executive Officers since June 30, 2022, which resulted in additional expenses for the three months ended June 30, 2023.

Restructuring Costs

Our restructuring costs for the three months ended June 30, 2023, was $146,672 compared to $0 for the three months ended June 30, 2022, due to the reduction of headcount and the integration of Loop Media Studios division into other areas of our business.

Total Other Income (Expense)

Our other expenses for the three months ended June 30, 2023, were $379,818, a decrease of $1,524,836 or 80% from $1,904,654 other income for the three months ended June 30, 2022. This decrease in other expenses was primarily due to decreased interest expense offset by employee retention credits.

The employee retention credits we received from the Internal Revenue Service includes refundable credits recognized under the provisions of the CARES Act and extension thereof. During the three months ended June 30, 2023, we received and recorded credits in the amount of $648,543 compared to no employee retention credits for the three months ended June 30, 2022.

For the nine months ended June 30, 2023, compared to the nine months ended June 30, 2022:

	Nine months ended June 30,
	2023	2022	$ variance	% variance
Revenue	$25,954,038	$18,679,956	$7,274,082	39%
Cost of revenue	16,859,683	11,978,477	4,881,206	41%
Gross profit margin	9,094,355	6,701,479	2,392,876	36%
Total operating expenses	29,735,349	19,354,942	10,380,407	54%
Loss from operations	(20,640,994)	(12,653,463)	(7,987,531)	63%

Other income (expense):
Interest income	—	200	(200)	(100)%
Interest expense	(2,889,745)	(1,976,941)	(912,804)	46%
Gain on extinguishment of debt	—	490,051	(490,051)	(100)%
Loss on extinguishment of debt	—	(944,614)	944,614	(100)%
Employee retention credits	648,543	—	648,543	N/A %
Change in fair value of derivatives	—	164,708	(164,708)	(100)%
Other income	(68,267)	—	(68,267)	N/A %
Total other income (expense)	(2,309,469)	(2,266,596)	(42,873)	2%

Provision for income taxes	(1,624)	(1,051)	(573)	55%
Net loss	$(22,952,087)	$(14,921,110)	$(8,030,977)	54%

Revenue

Our revenue for the nine months ended June 30, 2023, was $25,954,038, an increase of $7,274,082, or 39%, from $18,679,956 for the nine months ended June 30, 2022. This increase was primarily driven by increased ad spend due to the elections as well as the benefit from our Partner Platform business that was launched in May 2022 offset by the downward trend as customers shift from the subscription model to the advertising model.

Cost of Revenue

Our cost of revenue for the nine months ended June 30, 2023, was $16,859,683, an increase of $4,881,206, or 41%, from $11,978,477 for the nine months ended June 30, 2022. This increase in cost of revenue was primarily due to increased revenue. Other factors include increased music license and flat fee amortization fees and music minimums, the establishment of the Partner Platform business and increased music and publishing royalties offset by reductions due to accounting for Loop Players as fixed assets instead of inventory.

Gross Profit Margin

Our gross profit margin for the nine months ended June 30, 2023, was $9,094,355, an increase of $2,392,876, or 36%, from $6,701,479 for the nine months ended June 30, 2022. This increase in gross profit margin was primarily due to increased revenue as well as new contracts with reduced average content costs.

Our gross profit margin as a percentage of total revenue for the nine months ended June 30, 2023, was approximately 35% compared to 35.9% for the nine months ended June 30, 2022. The slight percentage decrease was primarily driven by revenue mix as the year-ago period had a lower allocation of Partner Platform business, which carries lower gross margin but higher operating margin.

The relative contributions to total revenue of our O&O Platform and Partner Platforms businesses will impact our gross profit margin as a percentage of total revenue in future periods, as each of those businesses have different cost of revenue components with a lower gross profit margin in our Partner Platforms business.

Total Operating Expenses

Our operating expenses for the nine months ended June 30, 2023, were $29,735,349, an increase of $10,380,407, or 54%, from $19,354,942 for the nine months ended June 30, 2022. This increase in operating expenses was primarily due to an increase in sales, general and administrative expenses as well as stock-based compensation and restructuring costs, as follows:

Sales, General and Administrative Expenses

Our Sales, General and Administrative Expenses for the nine months ended June 30, 2023, were $22,011,962, an increase of $7,054,972, or 47%, from $14,956,990 for the nine months ended June 30, 2022.  This increase in Sales, General and Administrative expenses was primarily due to greater marketing, customer acquisition and retention spend, increased payroll costs as well as higher public company costs related to our public offering and uplisting to The NYSE American, LLC (“NYSE American”). More specifically:

●	Our payroll costs for the nine months ended June 30, 2023, were $8,951,003, an increase of $2,236,928 or 33% from $6,714,075 for the nine months ended June 30, 2022, primarily due to increased headcount and related employee benefits and payroll taxes.
●	Our marketing costs for the nine months ended June 30, 2023, were $8,459,684, an increase of $3,876,082 or 85% from $4,583,602 for the nine months ended June 30, 2022, primarily due to increased advertising spend to increase the market for our Loop Players, the rewards program for our customers and securing affiliate partnerships aimed at the distribution and activation of Loop Players partially offset by a reduction in digital and special audience spend.
●	Our professional fees for the nine months ended June 30, 2023, were $1,462,235, a decrease of $65,635 or 4% from $1,527,870 for the nine months ended June 30, 2022.
●	Our administration fees for the nine months ended June 30, 2023, were $1,099,919, an increase of $797,061 or 263% from $302,858 for the nine months ended June 30, 2022, primarily due to an increase in insurance premiums and board fees.

Stock-Based Compensation

Our stock compensation (non-cash) for the nine months ended June 30, 2023, was $6,858,983, an increase of $2,656,697 or 64% from $4,202,286 for the nine months ended June 30, 2022, primarily due to the granting of stock option awards and RSUs to existing and new employees as well as restricted stock units to the Board of Directors and Executive Officers since June 30, 2022, which resulted in additional expenses for the nine months ended June 30, 2023.

Sales, General and Administrative Expenses as a percentage of total revenue for the nine months ended June 30, 2023, was approximately 84.8% compared to 80.1% for the nine months ended June 30, 2022, a slight increase as we work to improve our operating leverage.

Restructuring Costs

Our restructuring costs for the nine months ended June 30, 2023, was $146,672 compared to $0 for the nine months ended June 30, 2022, due to the reduction of headcount and the integration of Loop Media Studios division into other areas of our business.

Total Other Income (Expense)

Our other expenses for the nine months ended June 30, 2023, were $2,309,469, an increase of $42,873 or 2% from $2,266,596 other income for the nine months ended June 30, 2022. This increase in other expenses was primarily due to increased interest expense from rising interest rates and increased borrowing offset by employee retention credits.

The employee retention credits we received from the Internal Revenue Service includes refundable credits recognized under the provisions of the CARES Act and extension thereof. During the nine months ended June 30, 2023, we received and recorded credits in the amount of $648,543 compared to no employee retention credits for the nine months ended June 30, 2022.

Non-GAAP EBITDA

We believe that the presentation of EBITDA (as defined below), a financial measure that is not part of U.S. Generally Accepted Accounting Principles, or U.S. GAAP, provides investors with additional information about our financial results. EBITDA is an important supplemental measure used by our Board of Directors and management to evaluate our operating performance from period-to-period on a consistent basis and as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. We define EBITDA as earnings before interest expense (income), income tax (expense)/benefit, depreciation and amortization.

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

The following table provides a reconciliation of net loss to EBITDA for each of the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
GAAP net loss	$(7,875,532)	$(5,672,285)	$(22,952,087)	$(14,921,110)
Adjustments to reconcile to EBITDA:
Interest expense	962,718	978,435	2,889,745	1,976,941
Interest income	—	—	—	(200)
Depreciation and amortization expense*	1,074,173	406,687	2,809,608	1,128,702
Income Tax expense/(benefit)	394	—	1,624	1,051

EBITDA	$(5,838,247)	$(4,287,163)	$(17,251,110)	$(11,814,616)

*Includes amortization of content assets for cost of revenue and operating expenses and ATM facility.

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

Adjusted EBITDA is not measured in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular:

●	Adjusted EBITDA does not reflect the amounts we paid in interest expense on our outstanding debt;
●	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;
●	Adjusted EBITDA does not include depreciation expense from fixed assets;
●	Adjusted EBITDA does not include amortization expense;
●	Adjusted EBITDA does not include the impact of stock-based compensation;
●	Adjusted EBITDA does not include the impact of the gain on extinguishment of debt;
●	Adjusted EBITDA does not include the impact of non-recurring expense for restructured revenue stream;
●	Adjusted EBITDA does not include the impact of the loss on obligations;
●	Adjusted EBITDA does not include the impact of employee retention credits;
●	Adjusted EBITDA does not include the impact of other income including foreign currency translation adjustments, realized foreign currency gains/losses and unrealized gains/losses; and
●	Adjusted EBITDA does not include the impact of the change in fair value of derivative.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
GAAP net loss	$(7,875,532)	$(5,672,285)	$(22,952,087)	$(14,921,110)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense	962,718	978,435	2,889,745	1,976,941
Interest income	—	—	—	(200)
Depreciation and amortization expense *	1,074,173	406,687	2,809,608	1,128,702
Income tax expense (benefit)	394	—	1,624	1,051
Stock-based compensation**	2,592,369	1,479,774	6,858,983	4,202,286
Non-recurring expense	209,287	—	209,287	—
Gain on extinguishment of debt	—	—	—	(490,051)
Loss on Obligations	—	944,614	—	944,614
Change in fair value of derivative	—	(18,395)	—	(164,708)
Employee retention credits	(648,543)	—	(648,543)	—
Other expense	3,027	—	5,651	—
Adjusted EBITDA	$(3,682,107)	$(1,881,170)	$(10,825,732)	$(7,322,475)

* Includes amortization of content assets for cost of revenue and operating expenses and ATM facility.

** Includes options, restricted stock units (“RSUs”) and warrants.

Liquidity and Capital Resources

As of June 30, 2023, we had cash of $6,386,288. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Nine months ended June 30,
	2023	2022
Net cash used in operating activities	$(14,618,514)	$(8,832,956)
Net cash used in investing activities	(1,483,498)	(956,889)
Net cash provided by (used in) financing activities	8,416,386	6,337,022
Change in cash	(7,685,626)	(3,452,823)

Cash, beginning of period	14,071,914	4,162,548
Cash, end of period	$6,386,288	$709,725

Cash Flows for the Nine Months Ended June 30, 2023, and 2022

Net Cash Flow Used in Operating Activities

Our net cash used in operating activities during the nine months ended June 30, 2023, was $14,618,514, an increase of $5,785,558, or 65%, from $8,832,956 for the nine months ended June 30, 2022.

Historically, our principal sources of cash used in operating activities have included revenues from our operations, proceeds from the issuance of our Common Stock, preferred stock and warrants and proceeds from the issuance of debt. The primary driver in the reduction in cash flows due to the reduced revenues was due to a general slowdown in the macro advertising environment, coupled with the increased expenses related to SG&A due to investments in expanding our Loop Player base, resulting in increased accounts payable. The overall net impact was lower cash flows period over period.

Although historically we have reported significant recurring losses as well as negative cash flows used in operations, we intend to meet future cash requirements and maintain operations by reducing overall operating expenses, continuing to focus on increasing the scope and size of the Loop Platform and explore alternative revenue generating sources to generate cash through operations while continuing to fund through financing activities, including sales of common stock under our ATM Sales Agreement, through the use of equity and debt instruments available to us.

Net Cash Flow Used in Investing Activities

Our net cash used in investing activities during the nine months ended June 30, 2023, was $1,483,498, primarily due to the purchase of property and equipment, compared to $956,889 for the nine months ended June 30, 2022.

Net Cash Flow Provided by Financing Activities

Our net cash provided by financing activities during the nine months ended June 30, 2023, was $8,416,386, an increase of $2,079,364 or 33% from $6,337,022 for the nine months ended June 30, 2022, primarily due to proceeds from line of credit of $37,974,347, proceeds of $8,225,060 from sales of our Common Stock under our Sales Agreement and short swing profit recovery of $1,201, offset by payments on line of credit of $36,262,546, deferred offering costs of $646,840, debt issuance costs of $538,381, payment of acquisition-related consideration of $250,125 and issuance costs related to the uplist of our stock on the NYSE American of $86,330.

Our net cash provided by financing activities for the nine months ended June 30, 2022, was $6,337,022 primarily due to receipt of proceeds from non-revolving line of credit of $6,222,986, proceeds from the issuance of convertible debt of $2,079,993 and proceeds from the issuance of Common Stock of $1,250,000, offset by the repayment of convertible debt of $2,715,865 and deferred offering costs of $500,092.

As a result of the above activities, we recorded a net decrease in cash of $7,685,626 for the nine months ended June 30, 2023. We reported a cash balance of $6,386,288 as of June 30, 2023.

Future Capital Requirements

We have generated limited revenue, and as of June 30, 2023, our cash totaled $6,386,288, and we had an accumulated deficit of $119,273,952. We believe that our existing cash, sales of our Common Stock under our Sales Agreement as well as funds available under our borrowing facilities will enable us to fund our operations for at least twelve months from the date of this Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. We anticipate that we will continue to incur net losses for the foreseeable future; however, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

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

Non-Revolving Lines of Credit

Excel Non-Revolving Loan

On February 23, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “Prior Excel Loan Agreement”) with Excel Family Partners, LLLP (“Excel”), an entity managed by Bruce Cassidy, Chairman of our Board of Directors, for aggregate principal amount of $1,500,000, which was amended on April 13, 2022, to increase the aggregate principal amount to $2,000,000 (the “$2m Loan”). Effective as of April 25, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement with Excel (the “Excel Non-Revolving Loan Agreement”) for an aggregate principal amount of $4,022,986 (the “Excel Non-Revolving Loan”). The Excel Non-Revolving Loan matures eighteen (18) months from the date of the Excel Non-Revolving Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year. On April 25, 2022, we used $2,000,000 of the proceeds of the Excel Non-Revolving Loan to prepay all of the remaining outstanding principal and interest of the $2m Loan and the Prior Excel Loan Agreement was terminated in connection with such prepayment. Under the Excel Non-Revolving Loan Agreement, we granted to the lender a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof (which was subsequently subordinated in connection with our Revolving Loan Agreement (as defined below). In connection with the Excel Non-Revolving Loan, on April 25, 2022, we issued a warrant for an aggregate of up to 383,141 shares of our Common Stock. The warrant has an exercise price of $5.25 per share, expires on April 25, 2025, and shall be exercisable at any time prior to the expiration date. Effective as of December 14, 2022, we entered into a Non-Revolving Line of Credit Agreement Amendment and a Non-Revolving line of Credit Promissory Note Amendment with Excel to extend the maturity date of the Excel Non-Revolving Loan from eighteen (18) months to twenty-four (24) months from the date of the Excel Non-Revolving Loan. Effective as of May 10, 2023, we entered into a Non-Revolving Line of Credit Agreement Amendment No. 2 and a Non-Revolving Line of Credit Promissory Note Amendment No. 2 with Excel to extend the maturity date of the Excel Non-Revolving Loan from twenty-four (24) months to twenty-five (25) months from the date of the Excel Non-Revolving Loan Agreement.

The Excel Non-Revolving Loan had a balance, including accrued interest, amounting to $4,352,871 and $4,226,181 as of June 30, 2023, and September 30, 2022, respectively. We incurred interest expense for the Excel Non-Revolving Loan in the amount of $1,080,945 and $331,548 for the nine months ended June 30, 2023, and 2022.

RAT Non-Revolving Loan

Effective as of May 13, 2022, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “RAT Non-Revolving Loan Agreement”) with several institutions and individuals and RAT Investment Holdings, LP, as administrator of the loan (the “Loan Administrator”) for an aggregate principal amount of $2,200,000 (the “RAT Non-Revolving Loan”). The RAT Non-Revolving Loan matures eighteen (18) months from the effective date of the RAT Non-Revolving Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year. Under the RAT Non-Revolving Loan Agreement, we granted to the lenders under the RAT Non-Revolving Loan Agreement a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the Excel Non-Revolving Loan Agreement (which was subsequently subordinated in connection with our Revolving Loan Agreement (as defined below)). In connection with the RAT Non-Revolving Loan Agreement, on May 13, 2022, we issued a warrant to each lender under the RAT Non-Revolving Loan Agreement for an aggregate of up to 209,522 shares of our Common Stock. Each warrant has an exercise price of $5.25 per share, expires on May 13, 2025, and shall be exercisable at any time prior to the expiration date.

The RAT Non-Revolving Loan had a balance, including accrued interest, amounting to $2,234,356 and $2,301,260 as of June 30, 2023, and September 30, 2022, respectively. We incurred interest expense for the RAT Non-Revolving Loan in the amount of $670,146 and $118,970 for the nine months ended June 30, 2023, and 2022.

2023 Secured Loan

Effective as of May 10, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “2023 Secured Loan Agreement”) with several individuals and institutional lenders (each individually a “Lender” and collectively, the “Lenders”) for aggregate loans of up to $4.0 million (the “2023 Secured Loan”), evidenced by the Secured Non-Revolving Line of Credit Promissory Notes (each a “2023 Secured Note” and collectively, the “2023 Secured Notes”), also effective as of May 10, 2023. The 2023 Secured Loan matures twenty-four (24) months from the date of the 2023 Secured Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year.  Excel, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, has committed to be a Lender under the 2023 Secured Loan Agreement for an aggregate loan of $2.65 million. As of the date of this filing, Excel has not loaned any funds to us under the 2023 Secured Loan.  As of June 30, 2023, a total principal amount of $900,000 had been drawn on the 2023 Secured Loan.

In connection with the 2023 Secured Loan, on May 10, 2023, we agreed to issue a warrant to each Lender, upon a drawdown, under the 2023 Secured Loan Agreement to purchase up to an aggregate of 369,517 shares of our Common Stock. The warrants have an exercise price of $4.33 per share, expires on May 10, 2026, and shall be exercisable at any time prior to such date. As of June 30, 2023, we had issued warrants for a total of 83,142 warrant shares to Lenders in connection with the 2023 Secured Loan.

Under the 2023 Secured Loan Agreement, we have granted to the Lenders a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof. In connection with the 2023 Secured Loan Agreement, the Lenders delivered subordination agreements to GemCap Solutions, LLC, as successor and assign to Industrial Funding Group, Inc.(the “Senior Lender” or “GemCap”), pursuant to which our obligations to the Lenders and the indebtedness under the 2023 Secured Loan Agreement are subordinate and junior in right of payment to the indebtedness under our account receivable facility evidenced by that certain Loan and Security Agreement dated as of July 29, 2022, with the Senior Lender (the “Revolving Loan Agreement”).

The 2023 Secured Loan had a balance, including accrued interest, amounting to $915,000 and $0 as of June 30, 2023, and September 30, 2022, respectively. We incurred interest expense for the 2023 Secured Loan in the amount of $40,736 and $0 for the nine months ended June 30, 2023, and 2022, respectively.

Excel $2.2M Line of Credit

On May 31, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (“Excel Secured Line of Credit Agreement”) with Excel, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, for principal amount of up to $2,200,000 (the “Excel $2.2M Line of Credit”), evidenced by a Non-Revolving Line of Credit Promissory Note. The Excel $2.2M Line of Credit matures ninety (90) days from the date of the Excel Secured Line of Credit Agreement and accrues interest, payable in arrears on the Excel $2.2M Line of Credit maturity date, at a fixed rate of interest equal to ten and one half (10.5) percent per year.

Under the Excel Secured Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof. In connection with the Excel Secured Line of Credit Agreement, Excel delivered a subordination agreement to the Senior Lender, pursuant to which our obligations to Excel and the indebtedness under the Excel Secured Line of Credit Agreement are subordinate and junior in right of payment to the indebtedness under the our account receivable facility evidenced by the Revolving Loan Agreement.

The Excel $2.2M Line of Credit had a balance, including accrued interest, amounting to $2,219,250 and $0 as of June 30, 2023, and September 30, 2022, respectively. We incurred interest expense for the 2023 Secured Loan in the amount of $19,250 and $0 for the three months ended June 30, 2023, and 2022, respectively, and $19,250 and $0 for the nine months ended June 30, 2023, and 2022, respectively.

Revolving Loan Agreement

Effective as of July 29, 2022, we entered into the Revolving Loan Agreement with Industrial Funding Group, Inc. (the “Initial Lender”) for a revolving loan credit facility for the initial principal sum of up to $4,000,000, and through the exercise of an accordion feature, a total sum of up to $10,000,000, evidenced by a Revolving Loan Secured Promissory Note, also effective as of July 29, 2022 (the “Revolving Loan”). Shortly after the effective date of the Revolving Loan, the Initial Lender assigned the Revolving Loan Agreement, and the loan documents related thereto, to the Senior Lender.  Availability for borrowing under the Revolving Loan Agreement is dependent upon our assets in certain eligible accounts and measures of revenue, subject to reduction for reserves that the Senior Lender may require in its discretion, and the accordion feature is a provision whereby we may request that the Senior Lender increase availability under the Revolving Loan Agreement, subject to its sole discretion. Effective as of October 27, 2022, we entered into Amendment Number 1 to the Revolving Loan Agreement and to the Revolving Loan Agreement Schedule with the Senior Lender to increase the principal sum available under the Revolving Loan Agreement from $4,000,000 to $6,000,000. As of March 31, 2023, we had borrowed $5,304,209 under the Revolving Loan. The Revolving Loan matures on July 29, 2024, and began accruing interest on the unpaid principal balance of advances, payable monthly in arrears, on September 7, 2022, at an annual rate equal to the greater of (I) the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) zero percent (0.00%), and (II) four percent (4.00%). Under the Revolving Loan Agreement, we have granted to the Senior Lender a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the loan, our existing secured lenders (the “Subordinated Lenders”) delivered subordination agreements (the “Revolving Loan Subordination Agreements”) to the Senior Lender. We are permitted to make regularly scheduled payments, including payments upon maturity, to such subordinated lenders and potentially other payments subject to a measure of cash flow and receiving certain financing activity proceeds, in accordance with the terms of the Revolving Loan Subordination Agreements. In connection with the delivery of the Revolving Loan Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our Common Stock. Each warrant has an exercise price of $5.25 per share, expires on July 29, 2025, and shall be exercisable at any time prior to such date. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, as directed by its affiliate, Excel, one of the Subordinated Lenders. The Subordinated Lenders receiving warrants for the remaining 104,759 warrant shares was also entitled to receive a cash payment of $22,000 six months from the date of the Revolving Loan Subordination Agreements, representing one percent (1.00%) of the outstanding principal amount of the loan held by such Subordinated Lenders. This cash payment was made to those Subordinated Lenders on January 25, 2023.

The Revolving Loan had a balance, including accrued interest, amounting to $3,196,581 and $4,587,255 as of June 30, 2023, and September 30, 2022, respectively. We incurred interest expense for the Revolving Loan in the amount of $1,068,425 and $0 for the nine months ended June 30, 2023, and 2022.

Shelf Registration ($50 Million ATM)

We have filed a Shelf Registration Statement on Form S-3 that has been declared effective by the SEC.  On May 12, 2023, we entered into an At Market (“ATM”) Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which we may offer and sell, from time to time through the Agent, shares of our Common Stock, for aggregate gross proceeds of up to $50,000,000.

During the three and nine months ended June 30, 2023, we issued 2,779,997 shares of Common Stock under the Sales Agreement, resulting in cash proceeds of $8,317,936, net of placement agent’s commission and related fees of $257,435 but before deducting offering costs. From July 1, 2023, through the filing date of this quarterly report on Form 10-Q, we have sold 95,00 shares of Common Stock under the Sales Agreement, resulting in cash proceeds of $247,739, net of placement agent’s commission and related fees of $7,711 but before deducting offering costs.

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

As of June 30, 2023, our cash totaled $6,386,288. During the nine months ended June 30, 2023, we incurred a net loss of $22,952,087 and used $14,618,514 of cash in operations. We have incurred significant operating losses in the past and, as of June 30, 2023, we had an accumulated deficit of $119,273,952.  We do not expect to experience positive cash flows from operations in the near future as we continue to invest in the distribution of our Loop Players and the expansion of our Partner Platform business. We also expect to incur significant additional legal and financial expenditures in meeting the regulatory requirements of an NYSE American listed public company.

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

Based on our current operating plan, we believe that our existing cash, sales of our Common Stock under our Sales Agreement as well as funds available under our borrowing facilities will enable us to fund our operations for at least twelve months from the date of this Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect.

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

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Our revenue recognition disclosure reflects our updated accounting policies that are affected by this new standard. We applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from delivery of streaming services, delivery of subscription content services in customized formats, and delivery of hardware and ongoing content delivery through software and we have no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on our consolidated financial statements for the cumulative impact of applying this new standard. Therefore, there was no cumulative effect adjustment required.

We recognize revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration we expect to receive in exchange for those products. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. For example, we bill subscription services in advance of when the service is performed and revenue is treated as deferred revenue until the service is performed and/or the performance obligation is satisfied. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of our products and services to clients in return for expected consideration and includes the following elements:

●	executed contracts with our clients that we believe are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when we satisfy each performance obligation.

Our revenue can be categorized into two revenue streams: Advertising revenue and Legacy and other revenue.

The following table disaggregates our revenue by major type for each of the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Advertising revenue	$5,079,922	$10,047,278	$23,687,817	$14,984,156
Legacy and other revenue	655,054	756,805	2,266,221	3,695,800
Total	$5,734,976	$10,804,083	$25,954,038	$18,679,956

Advertising revenue is generated by us by selling advertising impressions on the Loop Platform, consisting of both the O&O Platform and the Partner Platform. Our advertising sales team works across both platforms, selling ad impressions for both platforms to the same DSPs and other demand sources.  Revenue recognition for both Platforms is the same.

We consider ourselves the principal on all advertising transactions in which it sells ad impressions, and thus reports revenues on a gross basis (net of advertising agency fees and commissions retained by advertising demand sources). We have evaluated ASC 606-10-50-5 and determined that there are no significant differences in the type of goods or services, geographical region, market or type of customer, contract type, contract duration, timing of transfer and sales channel between the O&O Platform and Partner Platform, and therefore would not require additional disaggregation of advertising revenue.

Performance Obligations and Significant Judgments

Our performance obligations and recognition patterns for each revenue stream are as follows:

Advertising Revenue

For the three and nine months ended June 30, 2023, advertising revenue accounts for 89% and 91%, respectively, of our revenue and includes revenue from direct and programmatic advertising as well as sponsorships.

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

Legacy and Other Business Revenue

For the three and nine months ended June 30, 2023, legacy and other business revenue accounts for the remaining 11% and 9%, respectively, of total revenue and includes streaming services, subscription content services, and hardware delivery, as described below:

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

 Content Assets

On January 1, 2020, we adopted the guidance in Accounting Standards Update (“ASU”) 2019-02, Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials, on a prospective basis. We capitalize the fixed content fees and our corresponding liability when the license period begins, the cost of the content is known, and the content is accepted and available for streaming. If the licensing fee is not determinable or reasonably estimable, no asset or liability is recorded, and licensing costs are expenses as incurred. We amortize licensed content assets into cost of revenue, using the straight-line method over the contractual period of availability. The liability is paid in accordance with the contractual terms of the arrangement. Internally-developed content costs are capitalized in the same manner as licensed content costs, when the cost of the content is known and the content is ready and available for streaming. We amortize internally-developed content assets into cost of revenue, using the straight-line method over the estimated period of streaming.

Income Taxes

We account for income taxes in accordance with ASC 740. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

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

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. The adoption of this standard in the first quarter of 2022 had no impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for periods beginning after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. We adopted this ASU as of October 1, 2022, and there is no material impact as of June 30, 2023.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding such required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer have evaluated such disclosure controls and procedures as of the end of the period covered by this quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the third quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the 2023 Secured Loan, on May 10, 2023, we agreed to issue a warrant to each Lender, upon a drawdown, under the 2023 Secured Loan Agreement to purchase up to an aggregate of 369,517 shares of our Common Stock. The warrants have an exercise price of $4.33 per share, expire on May 10, 2026, and shall be exercisable at any time prior such date. As of June 30, 2023, we have issued warrants for a total of 83,142 warrant shares to Lenders in connection with the 2023 Secured Loan. The issuance of such warrants was or will not be registered under the Securities Act of 1933, as amended (the “Securities Act”). The warrants were or will be issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act.

Item 3.Defaults Upon Senior Securities.

There were no material defaults regarding payments of principal and interest that exceeded 5% of our total assets.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

4.1	Form of Warrant, dated May 10, 2023 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on May 15, 2023)
10.1

Secured Non-Revolving Line of Credit Loan Agreement, effective as of May 10, 2023, by and between the Company and several individual and institutional lenders (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 15, 2023)

10.2	Form of Secured Non-Revolving Line of Credit Promissory Note, effective as of May 10, 2023 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 15, 2023)

10.3	Form of Subordination Agreement, dated May 10, 2023 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 15, 2023)

10.4

Non-Revolving Line of Credit Loan Agreement Amendment No. 2, effective as of May 10, 2023, by and between the Company and Excel Family Partners, LLLP (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 15, 2023)

10.5

Non-Revolving Line of Credit Promissory Note Amendment No. 2, effective as of May 10, 2023, by and between the Company and Excel Family Partners, LLLP (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on May 15, 2023)

10.6

At Market Issuance Sales Agreement, dated May 12, 2023, between Loop Media, Inc. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2023)

10.7

Form of Secured Non-Revolving Line of Credit Loan Agreement Amendment, effective as of May 31, 2023, by and between the Company and Excel Family Partners, LLLP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 5, 2023)

10.8

Form of Secured Non-Revolving Line of Credit Promissory Note Amendment, effective as of May 31, 2023, by and between the Company and Excel Family Partners, LLLP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 5, 2023)

10.9

Form of Subordination Agreement, effective as of May 31, 2023, by and between the Company, Retail Media TV, Inc., Excel Family Partners, LLLP and GemCap Solutions, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 5, 2023)

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

Loop Media, Inc., a Nevada corporation
(Registrant)

Date: August 9, 2023	By:	/s/ Jon Niermann
Jon Niermann
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Neil Watanabe
Neil Watanabe
Chief Financial Officer
(Principal Financial and Accounting Officer)