Form 10-K
period 2023-09-30
Loop Media, Inc.
filed 2023-12-19
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of March 31, 2023, was $245,468,455.

As of December 15, 2023, the registrant had 70,691,228 shares of common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS.

Overview

Loop Media, Inc., a Nevada corporation, (collectively, “Loop Media,” the “Company,” “we,” “us” or “our”) is a multichannel digital video platform media company that uses marketing technology, or “MarTech,” to generate our revenue and offer our services. Our technology and vast library of videos and licensed content enable us to curate and distribute short-form videos to connected televisions (CTV) in out-of-home (“OOH”) dining, hospitality, retail, convenience stores and other locations and venues to enable the operators of those locations to inform, entertain and engage their customers. Our technology also provides businesses the ability to promote and advertise their products via digital signage and provides third-party advertisers with a targeted marketing and promotional tool for their products and services. We also allow our business clients to access our service without advertisements by paying a monthly subscription fee.

We offer hand-curated music video content licensed from major and independent record labels, including Universal Music Group (“Universal”), Sony Music Entertainment (“Sony”), and Warner Music Group (“Warner” and collectively with Universal and Sony, the “Music Labels”), as well as non-music video content. Our non-music content is predominantly licensed or acquired from third parties, including action sports clips, drone and nature footage, trivia, news headlines, lifestyle channels and kid-friendly videos, as well as movie, television and video game trailers, amongst other content. We distribute our content and advertising inventory to digital screens located in OOH locations primarily through (i) our owned and operated platform (the “O&O Platform”) of Loop Media-designed “small-box” streaming Android media players (“Loop Players”) and legacy ScreenPlay (defined below) computers and (ii) through screens (“Partner Screens”) on digital platforms owned and operated by third parties (each a “Partner Platform” and collectively, the “Partner Platforms,” and together with the O&O Platform, the “Loop Platform”).

As of September 30, 2023, we had over 79,000 active Loop Players and Partner Screens across the Loop Platform, which include 37,021 quarterly active Loop Players, or QAUs (defined below) across our O&O Platform and approximately 42,000 Partner Screens across our Partner Platforms. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Active Units.”

MarTech

MarTech, the intersection of marketing and technology, leverages data and analytics to expand our points of distribution and advertising revenue.

Distribution

Owned & Operated Platform (O&O). We moved to an advertising-based model and ramped up distribution of Loop Players for our O&O Platform starting in early 2021. Our customer acquisition strategy for our O&O Platform is focused on marketing and distributing our Loop Player to businesses primarily through our internal enterprise sales team and affiliate marketing programs. We have, in the past, sought to market our services through social media and online performance marketing, but those efforts were reduced in 2023 in an effort to reduce up front acquisition costs for our business customers and because we were more successful with other avenues of Loop Player distribution. Our enterprise sales team targets multi-location retail businesses or franchised chains in key markets and industries in the United States that are attractive to OOH advertisers. Our affiliate marketing program incentivizes third parties that have pre-existing connections with retail venues or otherwise qualify for our program to market and distribute our Loop Players and help ensure that they remain active and are able to serve advertisements. As of September 30, 2023, we had 37,021 QAUs. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Key Performance Indicators.”

Partner Platforms. Through our Partner Platforms business, we offer curated content and programmatic advertising sales expertise and technology to third parties looking to optimize advertising revenue on their existing distribution platforms. We work directly with programmatic advertising demand companies to sell advertising inventory on the Partner Platforms. We collect revenues from the demand partners and pass along a percentage of such revenues to our Partner Platforms client. We launched our Partner Platforms business in early May 2022 and as of the year ended September 30, 2023, we have a total of approximately 42,000 Partner Screens across our Partner Platforms. Our cost of revenue for advertising sales on our Partner Platforms business is higher than our cost of revenue for advertising sales on our O&O Platform due to the revenue share arrangements we have with our Partner Platforms clients, even though we are able to share typical transaction costs associated with the related programmatic advertising sales and server costs with such clients. Our ability to monetize the screens in our Partner Platforms business will differ from Partner Platform to Partner Platform, as certain screens will be more desirable than others for advertisers, depending on the type of venues or locations in which the screens are located, the concentration of screens, the expected or actual number of consumers that have access to such screens, dwell time of those consumers at the venues or locations and other factors.

Advertising Revenue

Our revenue is primarily driven by programmatic advertising, an automated process that manages the sales of our advertising inventory. Today, most digital advertising is programmatic advertising, with digital OOH advertising comprising a small portion of the overall market. We are able to secure advertisements for both OOH ads and, in certain instances, CTV ads. A greater portion of our ads are CTV ads (or hybrid CTV/OOH ads), as there is a larger market for CTV ad spending than OOH ad spending by advertisers. While we have begun to develop direct advertising and sponsorship opportunities with advertisers, substantially all of our current advertising revenue is secured through programmatic advertising. Our yield optimization strategies look to leverage data analytic and other techniques to maximize the value of our digital advertising inventory. We intend to optimize the combination of our ad impressions, cost per impression and the percentage of our ad inventory filled by advertisers, while balancing our O&O Platform’s and our Partner Platforms clients’ experience by limiting the number of ads delivered during any given period. Our Loop Player is designed to allow us to multiply OOH revenue in certain locations in the event that the advertising industry recognizes, and is willing to pay for, multiple advertising impressions for a single Loop Player for venues with multiple persons who may be in a position to view the relevant advertisement, as outlined below. We don’t currently benefit materially from this “multiplier effect,” as this multiplier is only available for OOH ads, which is only a small portion of our programmatic ad revenue, and is not currently available for CTV ads, which makes up the vast majority of our advertising revenue.

During the twelve-months ended September 30, 2023, we had two customers which each individually comprised greater than 10% of net revenue. These customers, both advertising revenue partners, represented 14%, and 12% of net revenue, respectively.

The Loop Player is at the heart of our O&O Platform revenue model and its technology enables us to communicate and interact with OOH locations, advertisers, and OOH customers:

●	OOH Locations. The Loop Player allows OOH clients to program their in-store monitors and audio systems to schedule playlists depending on the time of day, promote their products or services through digital signage and deliver company-wide messages to staff in back-office locations. Business owners can filter content based on ratings or explicit language and can control the genres of videos in their programs. The Loop Player caches and encrypts our content, thereby supplying uninterrupted play for up to 12 hours in the event of an internet disruption.
●	Advertising and Content Partners. Our Loop Player works with our technology, software and servers to determine the number of ad impressions available for programmatic advertising, which can be filled in real-time, seconds before ads are played. Our Loop Player delivers content and advertising to venues and our technology allows us to record and report video content played (for reporting to content providers) and advertisements played (for reporting to our advertising demand partners and advertisers). In particular, our technology allows us to track when, where and how long content is played, and, in certain instances, measure approximately how many consumers were in a position to view the content or advertisement. The Loop Player’s wireless capabilities allow us to determine the number of potential viewers at a given location, which can, in certain instances, provide us with a revenue multiplier, as we expect to be able to increase advertising revenue at high-volume locations in the event that the advertising industry recognizes, and is willing to pay for, multiple advertising impressions for a single Loop Player for venues with multiple persons who may be in a position to view the relevant advertisement. This “multiplier effect” is possible due to the Loop Player’s ability to detect, using Bluetooth and WiFi technology, the number of consumer mobile devices within reach of a Loop Player in an OOH location which provides advertisers with a proxy for the number of potential viewers of a particular ad at any given time. The digital advertising market for OOH locations is still developing and the multiplier effect is only recognized by a small percentage of our advertising demand partners and is available only for OOH ads. There is no assurance that it will become more widely available in the short term or at all. We don’t currently benefit materially from this “multiplier effect.”
●	OOH Customers. We are seeking to develop further the interactivity between the Loop Player and the customers in OOH locations. This may take different forms, such as offering a simple thumbs up or thumbs down function, displaying the number of customer votes for a given piece of content, answering trivia questions, downloading of OOH venue menus and other helpful consumer information from the screens and other functions. This will require development of a mobile application in the future.
●	Loop Player. We are able to consistently monitor the preferences of our OOH customers and venue operators through our Loop Player. Our Loop Player allows us to collect specific information and data on content played, views, location, and location type, enabling us to effectively measure demand. These capabilities allow us to make informed decisions around which type of content to acquire or develop, as well as identify new market opportunities.

The Loop Platform

The following table sets forth the Loop Platform customer targets, delivery method, preferred revenue model and the associated content for our services:

PLATFORM	CUSTOMER	PRIMARY DELIVERY METHOD	PREFERRED REVENUE MODEL	CONTENT

O&O Platform	OOH Location or Venue	Loop Player	Ad-supported or Subscription service	● All forms of content, including music video and other content ● Curated playlists and channels

Partner Platform	Third-Party Partner with its own distribution platform	Third-party screens (API Integration or Loop Player)	Ad-supported service	● Selected Loop Media content (fixed fee and owned content; no music video content) ● Third-party Partner content

O&O Platform and OOH Locations

The foundation of our business model is built around the OOH experience, with a focus on distributing licensed music videos and other content to public-facing business venues and locations. Our OOH offering has supported hospitality and retail businesses for over 20 years, originally through ScreenPlay, Inc. (“ScreenPlay”), which we fully acquired in 2019. Since the acquisition of ScreenPlay, we have primarily focused on acquiring OOH clients throughout the United States. We have sought very limited expansion into Canada and are testing potential expansion into New Zealand and Australia.

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

To gain greater access to, and expand our business with, OOH venue operators, we developed our proprietary Loop Player. The Loop Player is easy to set up and allows content to be streamed on multiple television sets. We believe our Loop Player and ad-supported service has significantly reduced the cost of specialty equipment and visual entertainment for venue operators.

We began rolling out the Loop Player in late 2020. We believe the COVID-19 pandemic, which caused many businesses to shut down or reduce capacity, acted to accelerate business owners’ demand for CTVs and streaming services to reduce their costs. For this reason, we believe the introduction of our Loop Player, coupled with our switch to an ad-supported business model, contributed to the growth in calendar 2021 and 2022 of OOH business clients using our services.

Our O&O Platform client base is represented by different venue types and industries, including retail, casual dining, bars, offices, salons, quick service restaurants, doctors’ offices, and gyms, amongst others.

Partner Platforms

Our Partner Platforms business targets third parties with existing distribution platforms that have a significant number of screens in desirable OOH locations and venues. Our revenue model for the Partner Platforms business is all ad-supported and the content delivered may be content sourced by our Partner Platforms clients or by us. To date, we have not distributed Loop Players to deliver our streaming content and advertisements to our Partner Platforms clients, but may do so in the future.

Our Competitive Strengths

Diversified Content Library, including Music Videos

We have developed a large non-music video library of content, through revenue share license agreements, fixed fee license agreements and purchased content. We have purchased and will seek to continue to purchase content for a one-time fee, which allows us to use the content over a period of time without limit and without any revenue share arrangements with the relevant content provider.  Our non-music video library consists of action sports clips, drone and nature footage, trivia, news headlines, lifestyle channels and kid-friendly videos, as well as movie, television and video game trailers, amongst other content. We believe that our music video library is one of the largest in the world and gives us an advantage over many of our competitors. Our music video library contains videos dating back to the 1950s, appealing to generations of music-lovers, with the newest videos directly obtained from the Music Labels. Older music video libraries are more difficult to obtain, as there is generally no central database from which to acquire such videos. Additionally, the individual music labels who have rights over portions of such videos do not easily and readily provide them to those seeking to acquire them. We have the ability to monetize our music video content through our license agreements with the Music Labels.

Efficient Content Curation

We believe we are able to produce engaging video content by curating our own and third-party content at relatively low production costs. In contrast to many streaming platforms, we curate existing content from our video library and content licensed and purchased from third parties. The curation of our video content from our owned and licensed libraries eliminates the costly and lengthy production process associated with creating original video content. We believe this allows us to regularly innovate, update, and enhance our content offerings in a cost-effective and timely manner.

National Distribution and Reach

We distribute our services across thousands of OOH dining, hospitality, retail, convenience stores and other locations and venues. We had 37,021 QAUs operating on our O&O Platform across North America for the quarter ended September 30, 2023. Our internal salespeople engage in direct marketing for our OOH business across all regions of the United States. In addition, our affiliate marketing program incentivizes third parties that have pre-existing connections with retail venues or otherwise qualify for our program to market and distribute our Loop Players. We launched our Partner Platforms business in May 2022 and had a total of approximately 42,000 screens across our Partner Platforms as of September 30, 2023.  Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Performance Indicators” for a description of QAUs.

Technology Based Business Model

All of our key software and the design of our Loop Player has been developed in-house by our technology team. We have built our services and platform with a view to the future, focusing on where we believe the digital OOH market is and will be for the foreseeable future. The Loop Player is ideal for OOH location operators looking to “cut the cord” from their old business models. This allows our OOH clients to cut costs and provides them with a greater ability to customize and schedule content to fit their venues. We use digital marketing technology, or “MarTech,” to generate revenue, market our services and fuel our business. Our experience and technological capabilities in digital marketing has allowed us to expand our business into our Partner Platforms business, where we offer programmatic advertising sales expertise and technology to third parties looking to optimize advertising revenue on their existing distribution platforms and screens. Additionally, we believe we can attract key employees from across geographies as we operate almost entirely remotely in support of our culture of technology and efficiency. Our use of technology in most aspects of our business, including marketing, distribution, content curation, sales, customer service and other areas, allows us to leverage our existing employees as we continue to scale up our business.

Established Foundation Supported by Industry Tailwinds

Our technology stack, ad-supported revenue model and vast content library are the backbone of our business. We believe this established foundation places us in a better position than many of our peers to benefit from any industry recovery from the recent challenging environment in the advertising markets. Because our foundation has been built with a view to where we believe the OOH content delivery and digital marketing trends are headed, we believe we are better positioned than many of our competitors who might have to re-work their existing technology and revenue models to better align with these trends. We believe our programmatic advertising expertise in the OOH market will support our revenue infrastructure for the foreseeable future. See “Business — Digital-Out-of-Home-Industry.”

Passionate and Experienced Management Team

Our seasoned management team is founder-led and has more than 100 years of combined media and technology experience. Our executive team has previous experience at some of the most well recognized entertainment companies in the world, including Walt Disney, MTV, VH1, Sony, Viacom, Time Warner, Electronic Arts, among others.

Our Growth Strategies

Our growth strategies are focused on monetizing and growing our content library and are guided by the following five pillars:

Increase Affiliate Distribution of Loop Players for our O&O Platform. We have found our affiliate distribution program to be a successful customer acquisition strategy and believe there is a direct correlation between our affiliate partners’ efforts and the growth in Loop Players across our O&O Platform. With our affiliate program, we incentivize third parties that have connections with OOH venues, third parties that have a network of people to rely on to market our products and services or individual third parties that otherwise qualify for our program, to market and distribute our Loop Players and help ensure that they remain active and are servicing advertisements. In addition to our affiliate distribution program, we also intend to leverage our internal enterprise sales team to increase our direct marketing efforts to promote our Loop Player and services to large, national or regional, franchisee or corporate owned businesses.

Expand our Partner Platforms Business. We believe we are at the forefront of digital programmatic advertising distribution and monetization in the DOOH (as defined below) industry. This has resulted in the expansion of our business to include our Partner Platforms business, which allows us to offer our advertising sales services and curated content to third parties looking to distribute our content and advertising to screens on digital networks owned and operated by such third parties. We launched our Partner Platforms business in early May 2022, and as of September 30, 2023, we have a total of approximately 42,000 Partner Screens across our Partner Platforms. Digital out-of-home (“DOOH”) is a form of media that is delivered digitally outside of the home on billboards, signage, displays, televisions, and other devices in OOH locations, including restaurants, retail shops, healthcare facilities, sports and entertainment venues, and other public or non-residential spaces.

Target Higher Revenue O&O Platform Customers. We have increased our use of data gathering and analysis to try and identify the top venue types and geographic locations for revenue generation. As a general matter, advertisers as a group will spend more on advertisements published in certain designated market areas (“DMAs") over other DMAs. In addition, there tends to be greater ad dollars spent in certain types of locations over other types, given the different demographics and customer attributes in different venues. Advertisers trying to reach young, affluent, urban customers will generally spend more ad dollars and seek to reach customers in one of the top DMAs around large city centers in the United States. Based on the analysis of our data and external advertising spend, we have refocused our in-house enterprise sales distribution team and our external affiliate distribution partners on the top potential revenue generating venue types and DMAs. Over time, we expect this to lead to higher average revenue per Loop Player and per location, all other things being equal.

Optimize the Mix of Video Content Played by our O&O Platform Venues. We have different costs and gross margins associated with the different content played on our O&O Platform. We source our video content under different business arrangements, which are generally divided into three distinct types, including (i) licenses from Music Labels, publishers and performance rights organizations (“PROs”) for the playing of music videos on the Loop Platform, (ii) third party nationally branded content licenses for non-music well known branded channels, and (iii) owned and operated content, consisting of owned content and fixed cost licenses. Our music videos primarily operate on a revenue share basis with the Music Labels and music publishers receiving a percentage of revenue we receive from music videos. The PROs are also paid a set fee for venues playing music videos based on the number of locations that play music videos. For third-party branded premium content videos, we look to secure content from companies with a national brand. The content licenses for third-party branded content generally operate on a revenue share basis. In certain instances, primarily for content that is not nationally branded, we look to enter into fixed fee licenses for content, in which we have an unlimited use of the licensed content on the Loop Platform for a period of time in return for a fixed fee.  In other instances, we are able purchase outright the content we need to create a given channel. For example, we introduced a Trivia channel on our service in July 2022, which we developed internally from content we purchased, and which is not subject to a revenue share agreement with any third parties for the use of the content. The mix of channels played across the Loop Platform between music channels, third-party branded channels and owned and operated channels will change the mix of our cost of revenue and our gross margin. While we do not dictate the channels that are played by our customers in their OOH venues, we can provide those customers with different channels to choose from that might help grow our business and enhance our operating margins.

Optimize Advertising Sales. We aim to optimize our advertising sales by using technology and short-term, third-party consultants to collect data and employ analytics. Similarly, we will seek to continue to optimize our programmatic revenue through MarTech data and analytics. In addition to these efforts our advertising sales team focuses on advertising sales directly to companies that seek to advertise on our platform and to companies that are interested in providing sponsorship of our content if any. Through such arrangements, to the extent we are able to secure them, we may receive payments from a company in return for allowing such company to be associated with one of our channels, playlists, other content or company events. Finally, we are in the process of rolling out a self-serve local ads manager that will enable local businesses to advertise in their local and regional markets.

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

We have non-exclusive licenses to digitally distribute certain music videos and related materials owned or controlled by the three Musical Labels to our OOH clients in the United States.

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

Other. In addition to music videos and movie trailers, we have obtained other video content for curation and distribution to our clients. This content includes action sports clips, drone and nature footage, trivia, news headlines, lifestyle channels and kid-friendly videos, as well as movie, television and video game trailers, amongst other content. Most of our non-music content is secured through licenses that are subject to revenue share arrangements or are licensed on a fixed fee basis, allowing us unlimited use of the content for a fixed fee and fixed period. Certain video channels are  created by us using content that is purchased by us, like the content underlying our trivia channel.

We continue to explore opportunities to secure other forms of video content to add to our growing content library.

Content Curation

In May 2023, we dismantled Loop Media Studios, lowered overhead and headcount and created a new content creation division to lead the acquisition, curation, production, and branding of our video content.

We work to curate content to create a compelling user experience by, among other things, curating playlists by genre, mood, or time periods. We currently have approximately 100 music video channels, 33 non-music video branded channels and 24 owned and fixed fee channels for OOH clients.

We produce some of our own content “in-house” that can be packaged separately or as part of our third-party content offerings, and we plan to continue to deliver this content through our existing and future channels. For the foreseeable future this in-house content will largely consist of acquiring hours of third-party content, in return for a one-time fee for the use of the content for a period of years and curating that content into Loop branded channels or creating content like “Loop Trivia” which is evergreen content that we own.

Content Distribution

We aim to make our content available primarily in OOH venues and locations. To achieve this objective, we currently leverage our existing content across thousands of OOH locations. As of September 30, 2023, we had 37,021 QAUs operating on our O&O Platform across North America. We launched our Partner Platforms business in May 2022 and had a total of approximately 42,000 screens across our Partner Platforms as of September 30, 2023.

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

In the United States, public performance rights are generally obtained through PROs, which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses and distribute those royalties to music publishers and songwriters. We have obtained public performance licenses from, and pay license fees to, the PROs in the United States: ASCAP, BMI, the SESAC, LLC and Global Music Rights, LLC. These agreements impose music usage reporting obligations on Loop and grant audit rights in favor of the PROs. In addition, these agreements typically have one-to-two-year terms, and some have continuous renewal provisions, with either party able to terminate for convenience within 30 to 60 days prior to the end of the applicable term (or commencement of the subsequent term) and are limited to the territory of the United States and its territories and possessions. These license fees are based on the number of venues to which music videos are streamed and are not based on a revenue share license model. As such, these fees are a higher proportion of costs in a lower revenue environment than in a higher revenue environment.

License Agreements with Non-Music Video Content

With respect to certain of our non-music content, we obtain distribution rights directly from rights holders. We then negotiate licenses directly with individuals or entities in return for providing such licensors with either a fixed fee or a share of revenue derived from the licensed content distributed through our services. We are dependent on those who provide the content that appears on our services complying with the terms and conditions of our license agreements. However, we cannot guarantee that rights holders or content providers will comply with their obligations, and such failure to do so may materially impact our business, operating results, and financial condition.

License Agreement Extensions, Renewals, and Expansions

From time to time, our various license agreements described above expire while we negotiate their renewals. In accordance with industry custom and practice, we may enter into brief (for example, month-, week-, or even days-long) extensions of those agreements or provisional licenses and/or continue to operate on an at will basis as if the license agreement had been extended. It is also possible that such agreements will never be renewed at all, which could be material to our business, financial condition and results of operations. License agreements are generally restrictive as to how the licensed content is accessed, displayed and manipulated, as licensors seek to protect the use of their content. We may from time to time seek expansion of our licenses to provide us with greater functionality of our services as it relates to the relevant content. The inability to expand our licenses, or the lack of renewal, or termination, of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition, and results of operations. If any of the above were to occur, our ability to provide any particular content that our clients favor or are seeking would be limited, which would result in those clients going elsewhere. Please refer to “Risk Factors — Risks Related to Our Business — We depend upon third-party licenses for substantially all of the content we stream and an adverse change to, loss of, or claim that we do not hold any necessary licenses may materially adversely affect our business, operating results, and financial condition.”

Competition

Our competitive market is made up of a variety of small to large companies, depending upon the area that we are competing in.

In the OOH market, we compete with small companies in a fragmented marketplace. Our direct competitors include Atmosphere, UPshow and Rockbot. We believe that the major competitive factors in the OOH marketplace are price, technology and quality of the music video and other entertainment content.

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

Following the introduction of our proprietary Loop Player, our sales and marketing strategy for OOH clients consisted of bottom-up and top-down approaches. Our bottom-up approach marketed our Loop Player and our OOH business through digital marketing to potential business clients for use at their individual venues, reaching these businesses through the Internet, mobile devices, social media, search engines and other digital channels. Our digital marketing campaign targeted businesses in certain industries that were more likely to use our services and become a customer, as determined by our past experience and by analyzing and identifying leads sourced from our online marketing channels. We have supplemented these digital marketing efforts with our affiliate program, in which third parties market our Loop Players to OOH locations in return for affiliate fees and commissions. In 2023, we reduced significantly our digital marketing campaigns in favor of placing more emphasis on our affiliate distribution program. Digital marketing campaigns generally require significant up-front costs and expenses ahead of any customer acquisition, whereas our affiliate program generally results in customer acquisition costs and expenses incurred after a customer is acquired and their Loop Player is activated. This allows us to better match costs and expenses against revenue, as both occur closer in time. We only incur customer acquisition costs and expenses through our affiliate program if and when a customer is acquired, while digital marketing requires costs to be incurred whether or not a customer is ultimately obtained from those market efforts.

We are able to ship a physical Loop Player to individual businesses that sign up for our services online upon verification of the business venue. We then utilize our team of customer service personnel, digital prompts and text messages to ensure activation of the Loop Player after receipt by the potential customer. For our paid subscription services, a sales representative will call the potential business customer to better communicate the various subscription services pricing and availability.

Our top-down approach for OOH marketing and sales to enterprise clients relies on our internal sales team targeting large, national or regional, franchisee or corporate-owned, businesses, to promote our Loop Player and services in multiple venues controlled by them. We often will obtain a lead for these businesses from individual venues in such business’ network of venue operators and owners. The top-down approach has a longer sales cycle but should result in a greater reach and distribution of our Loop Player and services, since we are able to enter multiple venues at a single time, once adopted.

Seasonality

We generally have seen seasonality in our revenue and business related to advertising sales and the distribution of our Loop Player. This seasonality may not always be reflected in our results of operations, as other factors contribute to revenue growth or decline from quarter to quarter and may obscure underlying seasonal trends.

Our revenues are extremely reliant on digital advertising sales. Revenue associated with such sales is dependent on our ability to fill our ad inventory for our OOH locations using our ad-supported services and the price, or cost-per-thousand ad impressions (“CPMs”), at which such inventory can be sold. Advertisers usually manage their budgets on a quarterly basis, which results in lower CPMs and ad volume at the beginning of a quarter and an increase at the end of a quarter. Similarly, for advertisers that manage budgets monthly, there is often lower CPMs and ad volume at the beginning of a month. The first quarter of the calendar year (our second fiscal quarter) is traditionally the least profitable quarter in terms of revenue generation for ad publishers (such as us), as advertisers are holding and planning their budgets for the year and consumers tend to spend less after the winter holiday season. This results in fewer ad demands and lower CPMs. The second quarter of the calendar year, from April to June (our third fiscal quarter), typically experiences increased ad demand and higher CPMs over the first quarter of the calendar year (our second fiscal quarter), as advertisers start to spend their budgets in greater amounts. The third quarter of the calendar year, from July to September (our fourth fiscal quarter), typically sees a slight increase in CPMs and ad demands compared to the second quarter of the calendar year (our third fiscal quarter), even though consumers spend more time outdoors and less time online in the summer months. The fourth quarter of the calendar year, from October to December (our first fiscal quarter), is typically the most profitable quarter for publishers, as companies want their brands and products to be seen in the run up to the holiday season. This generally results in publishers receiving the highest CPMs and the greatest ad demand for their ad impressions during the fourth quarter of the calendar year (our first fiscal quarter). As a result of these market trends for digital advertising, we generally expect to receive higher CPMs and greater ad fill rates during the fourth quarter of a calendar year (our first fiscal quarter) and lower CPMs and reduced ad fill rates during the first quarter of a calendar year (our second fiscal quarter). We seek to offset the reduction in CPMs and ad fill rates with increased Loop Player distribution and ad impressions across our ad- supported services.

Our customer acquisition cost is largely influenced by the cost of our affiliate distribution program, as a significant portion of our Loop Player distribution is reliant on our third-party affiliates.

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

Employees

We employed approximately 78 people as of December 15, 2023, 74 of whom were full-time employees and four (4) of whom were hourly contract workers. None of our employees are represented by a union in collective bargaining with us. We believe that our employee relations are good.

ITEM 1A. RISK FACTORS.

Summary of Risk Factors

In addition to the other information contained in this Report, including the matters addressed under the heading “Forward-Looking Statements,” you should carefully consider all of the risks and uncertainties described in the section of this Report captioned “Item 1A. Risk Factors.” These risks include, but are not limited to, the following:

Risks Related to Our Financial Condition

●	We have a limited operating history on which you can evaluate our business and prospects.
●	We have incurred significant operating losses in the past, and we may not be able to generate sufficient revenue to be profitable, or to generate positive cash flow on a sustained basis. In addition, our revenue growth rate may decline.
●	If we are unable to generate significant revenue or secure additional financing, we may be unable to implement our business plan and grow our business.

●	We will require additional capital to support our business and objectives, and this capital might not be available on acceptable terms, if at all.
●	We have entered into debt arrangements, including non-revolving and revolving lines of credit secured by all of our assets; as of December 15, 2023, we owed an aggregate of $8,062,987 in principal and accrued interest on our debt arrangements. This indebtedness could adversely affect our financial position and our ability to raise additional capital and prevent us from fulfilling our obligations.

Risks Related to Our Business

●	If our efforts to attract prospective OOH clients and direct-to-customer users and to retain existing clients and users of our services are not successful, our growth prospects and revenue will be adversely affected.
●	We must operate our business in compliance with the licenses that are required to provide our services.
●	We face and will continue to face competition for ad-supported users, subscribers to our paid subscription services, and user listening time.
●	We depend upon third-party licenses for a majority of the content we stream and an adverse change to, loss of, or claim that we do not hold necessary licenses may materially adversely affect our business, operating results, and financial condition.
●	We have no control over third-party providers of our content. The concentration of control of content by our major providers means that even one entity, or a small number of entities working together, may unilaterally affect our access to music video and other content.
●	We are a party to many license agreements that are complex and impose numerous obligations upon us that may make it difficult to operate our business and provide all the functionality we would like for our services, and a breach of such agreements could adversely affect our business, operating results, and financial condition.
●	We are dependent on key distributors. The loss of any such key distributor or any delay or interruption in the distribution of our products or services could adversely impact our revenue and operations.
●	Our royalty payment scheme is complex, and it is difficult to estimate the amount payable under our license agreements. We may underpay or overpay royalty amounts payable to others, which may harm our business.
●	Minimum guarantees and advances required under certain of our license agreements may limit our operating flexibility and may adversely affect our business, operating results, and financial condition.

●	Difficulties in obtaining accurate and comprehensive information necessary to identify the compositions embodied in music video sound recordings on our service and the ownership thereof may impact our ability to perform our obligations under our licenses, affect the size of our catalog that can be offered to clients and end-users, impact our ability to control content acquisition costs, and lead to potential copyright infringement claims.
●	We face many risks associated with our international expansion, including difficulties obtaining rights to stream content on favorable terms.
●	Our business emphasizes rapid innovation and prioritizes long-term customer and user engagement over short-term financial condition or results of operations. That strategy may yield results that sometimes do not align with the market’s expectations. If that happens, our stock price may be negatively affected.
●	If we fail to accurately predict, recommend, curate and play content that our clients and users enjoy, we may fail to retain existing clients and users and attract new clients and users in sufficient numbers to meet investor expectations for growth or to operate our business profitably.
●	Expansion of our operations to deliver content beyond music videos subjects us to increased business, legal, financial, reputational, and competitive risks.
●	If our security systems are breached, we may face civil liability and/or statutory fines, and/or enforcement action causing us to change our practices, and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain OOH clients, premium service subscribers, ad-supported users, advertisers, content providers, and other business partners.
●	Changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our business.
●	Our services and software may contain undetected software bugs or vulnerabilities, which could manifest in ways that could seriously harm our reputation and our business.
●	Interruptions, delays, or discontinuations in service arising from our own systems or from third parties could impair the delivery of our services and harm our business.
●	User metrics and other estimates could be subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.
●	We face risks, such as unforeseen costs, and potential liabilities in connection with content we license and/or distribute through our services.
●	Various regulations as well as self-regulation related to privacy and data security concerns pose the threat of lawsuits, regulatory fines and other liability, require us to expend significant resources, and may harm our business, operating results, and financial condition.
●	Failure to manage our relationship with the manufacturer of our Loop Players, the disruption of the supply chain for Loop Players or our failure to timely order new Loop Players could harm our business, operating results, and financial condition.
●	We rely on advertising revenue to monetize our services, and any failure to convince advertisers of the benefits of advertising on our services in the future could harm our business, operating results, and financial condition.
●	The market for programmatic advertising in the digital out-of-home market is evolving. If this market develops slower or differently than we expect, our business, operating results and financial condition could be adversely affected.
●	We derive a significant portion of our revenues from advertisements. If we are unable to continue to compete for these advertisements, or if any events occur that negatively impact our relationships with advertising networks, our advertising revenues and operating results would be negatively impacted.
●	Our business is sensitive to a decline in advertising expenditures, general economic conditions and other external events beyond our control.

●	We depend on highly skilled key personnel to operate our business, and if we are unable to attract, retain, and motivate qualified personnel, our ability to develop and successfully grow our business could be harmed.
●	We may acquire or invest in companies or technologies that could divert management’s attention and otherwise disrupt our operations and harm our operating results. We may fail to acquire or invest in companies whose market power or technology could be important to the future success of our business.
●	Our operating results may fluctuate, which makes our results difficult to predict.

Risks Related to Our Intellectual Property

●	Assertions by third parties of infringement or other violations by us of their intellectual property rights could harm our business, operating results, and financial condition.
●	Failure to protect our intellectual property could substantially harm our business, operating results, and financial condition.

Risks Related to Owning Our Common Stock

●	There has historically been a limited public market for our securities.
●	Our failure to meet the continued listing requirements of the NYSE American could result in a delisting of our common stock.
●	The trading price of our common stock has been and will likely continue to be volatile.
●	Our common stock will likely be subject to price fluctuations, which have often been significant for early-stage companies like us, which may adversely impact our ability to seek equity financing.
●	Because of their significant ownership of our common stock, our founders and other large investors have substantial control over our business, and their interests may differ from our interests or those of our other stockholders.
●	Sales of substantial amounts of our common stock in the public markets by our co-founders or other stockholders, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain.
●	If securities or industry analysts publish inaccurate or unfavorable research about our business or cease publishing research about our business, our share price and trading volume could decline.
●	The requirements of being a public company with our common stock listed on the NYSE American may strain our resources and divert management’s attention.
●	You may experience future dilution as a result of future equity offerings.
●	We do not expect to declare any dividends in the foreseeable future.
●	Exercise of warrants, and issuance of incentive stock grants may have a dilutive effect on our stock, and negatively impact the price of our common stock.

Risks Related to Our Financial Condition

We have a limited operating history on which you can evaluate our business and prospects.

We have a limited operating history on which you can evaluate our business and our prospects. Although we have existed since 2015, we have only operated as a public early-stage media company since our Merger in February 2020. The likelihood of success of our business plan must be considered in light of the risks, substantial expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the competitive environment in which we operate.

Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we cannot assure you that we will be able to, among other things:

●	successfully implement or execute our current business plan, and we cannot assure you that our business plan is sound;
●	continue to attract and retain experienced management and advisors;
●	secure acceptance of our products and services within the industry;
●	raise sufficient funds in the capital markets or otherwise to effectuate our business plan; and
●	utilize the funds that we do have and/or raise in the future to efficiently execute our business strategy.

If we cannot successfully execute any one of the foregoing, our business may not succeed, and your investment will be adversely affected.

We have incurred significant operating losses in the past, and we may not be able to generate sufficient revenue to be profitable, or to generate positive cash flow on a sustained basis. In addition, our revenue growth rate may decline.

We have incurred significant operating losses in the past and, as of September 30, 2023, had an accumulated deficit of $128,285,543. For the years ended September 30, 2023, and 2022, our losses from operation were $28,785,612 and $24,766,973, respectively. We have incurred significant costs to license content and continue to pay royalties or minimum guarantees to record labels, publishers, and other copyright owners for such content. We cannot guarantee that we will generate sufficient revenue from our efforts to monetize our services, including our paid subscription service and our free or unpaid ad-supported service, to offset the cost of our content, these royalty expenses and our other operating costs. If we cannot successfully earn revenue at a rate that exceeds the operational costs, including royalty expenses and guarantee payments to the largest three Music Labels, associated with our service, we will not be able to achieve or sustain profitability or generate positive cash flow on a sustained basis.

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

We are a small and emerging media company that is in the early stages of our business plans to capture a significant portion of the out of home market and related advertising sales revenue. Historically, we have not generated sufficient revenues to operate our business. We have a significant accumulated deficit and have incurred operating losses for years and expect losses to continue. Our primary source of operating funds since inception has been cash proceeds from debt and equity financing transactions. Our ability to continue as a going concern is dependent upon our ability to generate sufficient revenue and our ability to raise additional funds by way of our debt and equity financing efforts. There can be no assurance that adequate financing will be available to us in a timely manner, on acceptable terms, or at all.

Based on our current operating plan and taking into account recent fundraising activities, we believe that our existing cash will enable us to fund our operations for at least twelve months from the date of this Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect.

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

As of December 15, 2023, following, and giving effect to, the December 14, 2023, conversion into shares of our common stock of $2,328,617 in principal and interest by Excel Family Partners, LLLP (“Excel), an entity managed by Bruce Cassidy, chairman of our board of directors, under our Secured Non-Revolving Line of Credit Loan Agreement effective as of May 10, 2023, we owed an aggregate of $8,062,987 in principal and accrued interest on debt arrangements. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments and Future Capital Requirements.” This debt includes (i) $2,695,796 in principal and interest under our Secured Non-Revolving Line of Credit Loan Agreements (collectively the “Non-Revolving Line of Credit Agreements”)

with certain lenders; and (ii) $5,367,191 in principal and interest under our Loan and Security Agreement, as amended (the “GemCap Revolving Line of Credit Agreement”), with a third-party lender for a revolving loan credit facility. The Non-Revolving Line of Credit Agreements have maturity dates of August 13, 2024, and May 10, 2025, respectively, and provide for interest, payable semi-annually in arrears, at a fixed rate equal to twelve percent (12%) per year. The GemCap Revolving Line of Credit Agreement provides for an eligible extension of credit in the principal sum of up to $6.0 million, and through the exercise of an accordion feature, a total sum of up to $10 million. The GemCap Revolving Line of Credit Agreement has a maturity date of July 29, 2024, and began accruing interest on the unpaid principal balance of advances, payable monthly in arrears, on September 7, 2022, at an annual rate equal to the greater of  (I) the sum of  (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus  zero percent (0.00%), and (II) four percent (4.00%).

In addition, effective December 14, 2023, we entered into a Revolving Line of Credit Loan Agreement with Excel Family Partners LLLP (“Excel”), an entity managed by Bruce Cassidy, chairman of our board of directors (the “Excel Revolving Line of Credit Agreement”) for up to a principal sum of $2,500,000. The Excel Revolving Line of Credit Agreement provides for a perpetual loan, with a maturity date that is twelve (12) months from the date of formal notice of termination by Excel, and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to ten percent (10%) per year. As of the date of this Report, we had not drawn down any funds under the Excel Revolving Line of Credit Agreement.

Under the GemCap Revolving Line of Credit Agreement, we have granted to the lender (“GemCap” or the “Senior Lender”) a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the GemCap Revolving Line of Credit Agreement, our existing secured lenders under the Non-Revolving Line of Credit Agreements and under the Excel Revolving Line of Credit Agreement delivered subordination agreements to the Senior Lender. We are permitted to make regularly scheduled payments, including payments upon maturity, to such subordinated lenders and potentially other payments subject to a measure of cash flow and receiving certain financing activity proceeds, in accordance with the terms of such subordination agreements. We also may incur additional indebtedness in the future. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments and Future Capital Requirements.”

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

In addition, the GemCap Revolving Line of Credit Agreement has restrictive covenants, including covenants preventing us from effecting a change of control, disposing of our assets outside of the ordinary course of business, incurring additional debt (subject to certain exceptions), changing our business as currently conducted, paying dividends or settling claims involving the collateral under the GemCap Revolving Line of Credit Agreement. These covenants have the potential to prevent us from pursuing beneficial opportunities or raising additional funds through debt financing. Further, the amount of our indebtedness under our debt arrangements compared to the size of our company, or other factors, may limit our ability to borrow additional funds or take other actions. In addition, we may be unable to repay the indebtedness incurred under our debt arrangements at maturity and, in such situation, may not be able to refinance such debt on favorable terms or at all. Any inability to repay or refinance the indebtedness under our loan agreements at maturity may cause us to be in default, which would allow the holders of such indebtedness to exercise remedies as a secured lender and, in such event, would have a material adverse effect on our business and financial results.

Risks Related to Our Business

If our efforts to attract prospective clients and advertisers and to retain existing clients and users of our services are not successful, our growth prospects and revenue will be adversely affected.

Our ability to grow our business and generate revenue depends on retaining, expanding, and effectively monetizing our customer base, including by increasing the number of OOH venues that have adopted our services and increasing advertising revenue on our DOOH and CTV ad-supported service delivered through our Loop Player and our Partner Platforms and monetizing content across our DOOH business. We must convince prospective DOOH and Partner Platforms clients of the benefits and value of our services. Our ability to attract new clients and retain existing clients depends in large part on our ability to continue to offer compelling curated content, leading technologies and products like the Loop Player, superior functionality, and an engaging customer experience. Our ability to maintain and increase our ad supported revenue depends in large part on our ability to educate and convince advertisers and ad demand sources to view our Loop Platform as a CTV platform on which CTV ad budgets can be spent.

In addition, in order for us to increase our advertising revenue, we also seek to increase the viewing time that our ad-supported DOOH clients spend on our ad-supported service and find new opportunities to deliver advertising to users on the services. The more content clients stream on the ad-supported service, the more advertising inventory we generally are able to sell, although it is not always the case. Further, growth in our ad-supported user base increases the size and scope of user pools targeted by advertisers, which improves our ability to deliver relevant advertising to those users in a manner that maximizes our advertising clients’ return on investment and that ultimately allows us to better demonstrate the effectiveness of our advertising solutions and justifies a pricing structure that is advantageous for us. If we fail to grow our ad-supported DOOH customer base, the amount of content streamed, and the viewing time spent by our ad-supported DOOH clients, we may be unable to grow ad-supported revenue.

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

Our Partner Platforms business began in May 2022, and as of the date of this Report is composed of one partner relationship and serving an aggregate of approximately 42,000 screens. While we are looking to expand this line of business, there can be no assurance that we will be able to grow this business as planned, increase the number of clients we service in this business or maintain our current level of activity with our current partner relationship. If we lose our relationship with any of our current partners, or those relationships are scaled back significantly, such losses may be material to our results of operations.

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

We compete for the time and attention of DOOH venues who compare our content with other content providers based on a number of factors, including quality of experience, relevance, diversity of content, ease of use, price, accessibility, perception of advertising load, brand awareness, and reputation.

We compete with providers of music videos and other short-form unscripted video content, which is purchased or available for free and playable on CTVs in OOH locations and venues. These forms of media may be accessed through traditional cable or satellite TV or downloaded or accessed by content streams from other online services, including YouTube and Vevo. Many of our current or future competitors are already entrenched or may have significant brand recognition, existing user bases, and/or ability to bundle with other goods and/or services, both globally and regionally, and/or markets which we seek to penetrate.

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

We depend upon third-party licenses for a majority of the content we stream and an adverse change to, loss of, or claim that we do not hold necessary licenses may materially adversely affect our business, operating results, and financial condition.

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

We enter into music license agreements to obtain rights to stream music videos, including from the major record labels who hold the rights to stream a significant number of sound recordings.  These include Universal Music Group (“Universal”), Sony Music Entertainment (“Sony”), and Warner Music Group (“Warner” and collectively with Universal and Sony, the “Music Labels”). Although the basic outlines of these licenses are standardized by the licensors and we do not anticipate any issue in the timely renewal of these licenses when they are due to expire, the updating of such licenses may increase our license costs associated with such rights, including the percentage of revenue attributable to the record labels and our minimum guaranteed payment obligations. A significant portion of our DOOH business relies upon these licenses, and if we fail to maintain and renew these licenses our business, operating results, and financial condition could be materially harmed.

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

With respect to a significant portion of our non-music content, we obtain distribution rights directly from rights holders. We then negotiate licenses directly with individuals or entities in return for providing such licensors with a share of revenue derived from the licensed content distributed through our services or through fixed fee arrangements, under which we pay a fixed fee for unlimited use of the licensed material. We are dependent on those who provide the content that appears on our services complying with the terms and conditions of our license agreements; however, we cannot guarantee that rights holders or content providers will comply with their obligations, and such failure to do so may materially impact our business, operating results, and financial condition.

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

We rely on third-party distributors and affiliates to distribute our Loop Player and promote our services. In particular, we rely on one such affiliate distribution partner for a significant portion of the Loop Players we have distributed and for our continued growth in QAUs and activated Loop Players. These third parties may have varying expertise in marketing and selling our products and services and may also sell other devices and services that could result in less focus on our products and services.

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

Certain of our license agreements contain significant minimum guarantees or advanced payments.  Such minimum guarantees related to our content acquisition costs are not always tied to our revenue and/or user growth forecasts (e.g., number of users, active units, premium subscribers) or the number of video music sound recordings and musical compositions used on our services. Accordingly, our ability to achieve and sustain profitability and operating leverage on our services in part depends on our ability to increase our revenue through increased sales of our services and advertising sales on terms that maintain an adequate gross margin. The duration of our license agreements for sound recordings and musical compositions that contain minimum guarantees is frequently two years, but we do not currently have enough clients and do not anticipate acquiring enough clients whose revenue could cover such minimum guarantees and any existing clients may cancel their services at any time. Our forecasts of customer acquisition or retention and advertising sales during the term of our license agreements do not meet the number of clients required to cover our minimum guaranteed payments. To the extent our services revenue growth or advertising sales do not materially increase during the term of our license agreements, our business, operating results, and financial condition will be adversely affected as a result of such minimum guarantees. In addition, the fixed-cost nature of these minimum guarantees may limit our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate.

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

Expansion of our operations to deliver more non-music video content beyond music videos involves numerous risks and challenges, including increased capital requirements, new competitors, and the need to develop new strategic relationships. Expansion of non-music content may also place pressure on our relationships with the Music Labels, as they look to us to promote and monetize the music video content on our O&O Platform. Growth in non-music video content may require additional changes to our existing business model and cost structure, modifications to our infrastructure, and exposure to new regulatory, legal, and reputational risks, including infringement liability, any of which may require additional expertise that we currently do not have. We may not be able to generate sufficient revenue from additional non-music video content to offset the costs of creating or acquiring this content. Further, we have initially established a reputation as a music video streaming service and our ability to continue to gain acceptance and listenership for other non-music video content, and thus our ability to continue to attract clients, users and advertisers to this content, is not certain. Failure to successfully monetize and generate revenues from such content, including failure to obtain or retain rights to non-music video content on acceptable terms, or at all, or to effectively manage the numerous risks and challenges associated with such expansion could adversely affect our business, operating results, and financial condition.

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

In the United States, laws and regulations applicable to personal information include industry specific federal legislation, federal and state privacy and consumer protection laws and industry self-regulatory initiatives and frameworks. The California Consumer Privacy Act (CCPA), which came into effect in January 2020, establishes disclosure and transparency rules, and creates new data privacy rights for California residents, including the ability to control how we share their personal information with third parties. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The impact of this legislation may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. The California Privacy Rights Act (CPRA), which amends the CCPA by enhancing such data privacy rights of California residents and expanding such disclosure and transparency rules, was enacted in November 2020 and goes into full effect in January of 2023. Nevada also enacted a data privacy law in 2020 granting Nevada residents the right to opt out of the sale of their personal information. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (CDPA) which went into full effect in January of 2023. We may also be subject to new data protection laws including legislation in other states including Washington, and New York. We may also from time to time be subject to, or face assertions that we are subject to, additional obligations relating to personal information by contract or due to assertions that self-regulatory obligations or industry standards apply to our practices. Our failure to comply with these data protection laws or any action or suspected security incident may result in governmental actions, fines and non-monetary penalties, or civil liability, which may harm our business. Any expansion of our operations into new markets could result in increased compliance costs with respect to data privacy regulatory regimes in such other markets.

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

Our Loop Player is a proprietary device, designed by us in-house and manufactured in Shenzhen, China by an authorized third-party original equipment manufacturer (“OEM manufacturer”). While we believe the components and raw materials required for our Loop Player are readily available from a variety of sources and we could engage other OEM manufacturers to produce Loop Players, and have been discussing with a well-known and significant U.S.-based OEM manufacturer about their manufacture of our Loop Player, we currently engage with only one OEM manufacturer for our Loop Players.  We have no long-term contracts or commitments for the supply of Loop Players, instead relying on individual purchase orders to meet our Loop Player needs. We depend on a good relationship with our OEM manufacturer, timely ordering of new Loop Players and the effectiveness of our supply chain management to ensure reliable and sufficient supply of Loop Players. Disruptions in the supply chain may result from the resurfacing of the COVID-19 pandemic or other public health crises, weather-related events, natural disasters, trade restrictions, tariffs, border controls, acts of war, terrorist attacks, third-party strikes, work stoppages or slowdowns, shipping capacity constraints, supply or shipping interruptions or other factors beyond our control. If we experience a deterioration of our relationship with the OEM manufacturer of our Loop Player, disruption in our existing supply chain for the Loop Players, or failure to timely order additional Loop Players from our OEM manufacturer, our business, growth prospects and financial condition could be adversely affected.

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

Our ability to attract and retain advertisers or advertising demand partners, and ultimately to generate advertising revenue, depends on our ability to, for instance:

•	increase the number of hours our ad-supported clients and users spend playing or watching our video content or otherwise engaging with content on our ad-supported service;
•	increase the number of ad-supported clients and users;
•	keep pace with changes in technology and our competitors;
•	compete effectively for advertising dollars with other online and mobile marketing and media companies;
•	maintain and grow our relationships with marketers, agencies, and other demand sources who purchase advertising inventory from us;
•	implement and maintain an effective infrastructure for order management;
•	convince advertising demand sources that our Loop Platform is substantially similar to in-home CTV and that their CTV advertising purchases should be made on the Loop Platform; and
•	continue to develop and diversify our advertising platform and offerings, which currently include delivery of advertising products through multiple delivery channels, including traditional computers, mobile, and other connected devices, and multiple content types.

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

We derive the vast majority of revenue from programmatic advertising directed at the DOOH and CTV market. We expect that programmatic advertising will continue to be our main source of revenue for the foreseeable future. If the market for programmatic advertising in the DOOH and CTV market deteriorates or develops more slowly or differently than we expect, or if we are unable to convince a significant number of demand sources that the Loop Platform is appropriate for their CTV advertising budget spend, it could reduce demand for our platform and our business, growth prospects and financial condition could be adversely affected.

We derive a significant portion of our revenues from advertisements. If we are unable to continue to compete for these advertisements, or if any events occur that negatively impact our relationships with advertising networks, our advertising revenues and operating results would be negatively impacted.

We generate advertising revenue from the sale of digital video advertising delivered through advertising impressions across the Loop Platform. We engage with advertising demand partners and advertising agencies to monetize our inventory of advertising impressions by filling such advertising impressions with advertising from companies seeking to advertise in the DOOH market. We need to maintain good relationships with these advertising demand partners to provide us with a sufficient number of advertisements and to ensure they understand the value of our advertising impressions on our Loop Platform. Online advertising is an intensely competitive industry. Many large companies, such as Amazon, Facebook and Google, invest significantly in data analytics to make their websites and platforms more attractive to advertisers. Our advertising revenue is primarily a function of the number of free users and hours of engagement of such free users and our ability to maintain or increase user engagement and satisfaction with our services and enhance returns for our advertising partners. During the twelve-months ended September 30, 2023, we had two customers which each individually comprised greater than 10% of net revenue. These customers, both advertising revenue partners, represented 14%, and 12% of net revenue, respectively. If our relationship with any advertising demand partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, or if we cannot source high-quality advertisements consistent with our brand or product experience, our business, growth prospects and financial condition could be adversely affected.

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

We derive our revenues from providing advertising impressions to advertisers looking to advertise in OOH locations across the Loop Platforms. A decline in the economic prospects of advertisers, the economy in general or the economy of any individual geographic market or industry, particularly a market or industry in which we conduct substantial business and derive a significant portion of our revenues, could alter current or prospective advertisers’ spending priorities. In addition, disasters, acts of terrorism, disease outbreaks and pandemics (such as the COVID-19 pandemic), hostilities, political uncertainty, extraordinary weather events (such as hurricanes), power outages, technological changes and shifts in market demographics and transportation patterns (including reductions in out-of-home foot traffic, and overall target audiences) caused by the foregoing or otherwise, could lead to a reduction in economic certainty and advertising expenditures. We saw a reduction in advertising expenditures in general in the market in our fiscal year 2023. Any continued or further reduction in advertising expenditures has and could adversely affect our business, financial condition or results of operations. Further, advertising expenditure patterns may be impacted by any of these factors; for example, advertisers’ expenditures may be made with less advance notice and may become difficult to forecast from period to period.

We depend on highly skilled key personnel to operate our business, and if we are unable to attract, retain, and motivate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe that our future success is highly dependent on the talents and contributions of our senior management, including Jon Niermann, our Chief Executive Officer, members of our executive team, and other key employees, such as the key technology, product, content, finance, marketing and sales personnel. Many of our employees have unique skills required for and/or historical knowledge of our business. Our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. All of our employees, including our senior management, are free to terminate their employment relationship with us at any time, and their knowledge of our business and industry may be difficult to replace. Qualified individuals are in high demand, particularly in the digital media industry, and we may incur significant costs to attract and retain them. We use equity awards to attract talented employees. The value of our common stock has declined since many of our employees were hired, which may adversely impact our ability to retain these employees including many members of our executive team and senior management. If the value or liquidity of our common stock remains depressed, that may prevent us from recruiting and retaining qualified employees. If we are unable to attract and retain our senior management and key employees, we may not be able to achieve our strategic objectives, and our business could be harmed. In addition, we believe that our key executives have developed highly successful and effective working relationships. We cannot assure you that we will be able to retain the services of any members of our senior management or other key employees. If one or more of these individuals leave, we may not be able to fully integrate new executives or replicate the current dynamic and working relationships that have developed among our senior management and other key personnel, and our operations could suffer.

We may acquire or invest in companies or technologies that could divert management’s attention and otherwise disrupt our operations and harm our operating results. We may fail to acquire or invest in companies whose market power or technology could be important to the future success of our business.

We may seek to acquire or invest in companies or technologies that we believe could complement or expand our services or enhance our capabilities or content offerings, or otherwise offer growth opportunities. Pursuit of potential acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not they are consummated. In addition, we have limited experience acquiring and integrating other businesses. We may be unsuccessful in integrating our acquired businesses or any additional business we may acquire in the future, and we may fail to acquire companies whose market power or technology could be important to the future success of our business.

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

We are required to maintain internal control over financial reporting and to report any material weaknesses in those controls. Material weaknesses in our internal control over financial reporting were identified in the normal course as of September 30, 2021, and as of June 30, 2022.  We concluded that these material weaknesses arose because we did not have the necessary business processes, systems, personnel, and related internal controls. Although these material weaknesses were successfully remediated and our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022, if we fail to maintain proper disclosure controls and procedures in the future, or continue to have material weaknesses in our internal control over financial reporting, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations, and we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline. Under Section 404 of the Sarbanes-Oxley Act, we are required to evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report as to internal control over financial reporting. Failure to maintain effective internal control over financial reporting also could potentially subject us to sanctions or investigations by the Securities and Exchange Commission (the “SEC”), or other regulatory authorities, or stockholder lawsuits, which could require additional financial and management resources.  We may identify additional material weaknesses in the future that we are unable to fully remediate, which could materially adversely affect our business, operating results, and financial condition.

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

Our common stock will likely be subject to price fluctuations which have often been significant for early-stage companies like us, which may adversely impact our ability to seek equity financing.

Historically, valuations of many early-stage companies have been highly volatile. The securities of many of these companies have experienced significant price and trading volume fluctuations, unrelated to the operating performance or the prospects of such companies. If the conditions in the equity markets further deteriorate, we may be unable to finance our additional funding needs in the private or public markets. There can be no assurance that any future offering will be consummated or, if consummated, will be at a share price equal or superior to the price paid by our prior investors even if we meet our technological and marketing goals.

Because of their significant ownership of our common stock, our founders and other large investors have substantial control over our business, and their interests may differ from our interests or those of our other stockholders.

As of December 15, 2023, our two co-founders (Jon Niermann and Liam McCallum) and Bruce Cassidy, the chairman of our board of directors (“Board of Directors” or “Board”) beneficially owned or controlled, directly or indirectly, common stock representing 40.0% of the combined voting power of all our outstanding voting securities. As a result of their ownership or control of our voting securities, if our founders and/or significant stockholders act together, they will have significant control over the outcome of substantially all matters submitted to our stockholders for approval, including the election of directors. This may delay or prevent an acquisition or cause the trading price of our common stock to decline. Our founders may have interests different from yours.  Therefore, the concentration of voting power among our founders may have an adverse effect on the price of our common stock.

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

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us, if any do so in the future. If one or more of the analysts who may cover us in the future downgrade our common stock or publish inaccurate or unfavorable research about us, our common stock price would likely decline. If no securities or industry analysts commence coverage of us, the trading price of our shares would likely be negatively impacted. Further, if one or more of these analysts, once they cover us, cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

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

As of December 15, 2023, we had 6,889,426 shares issuable upon exercise of warrants outstanding at a weighted average exercise price of $5.74 per share. As of December 15, 2023, an aggregate of (i) 8,915,294 shares were issuable upon the exercise of outstanding options under all of our equity incentive plans, at a weighted average exercise price of $3.81 per share and (ii) 1,156,397 shares of our common stock were issuable upon the vesting of outstanding restricted stock units. We are able to grant stock options, restricted stock, restricted stock units, stock appreciation rights, bonus stocks, and performance awards under the Loop Media, Inc. Amended and Restated 2020 Equity Incentive Compensation Plan (the “2020 Equity Incentive Plan,” and as amended and restated on September 18, 2022, the “Amended and Restated 2020 Equity Incentive Plan” or the “Plan”). As of September 30, 2023, a total of 11,419,060 shares of common stock were authorized and reserved for issuance, and 1,413,357 shares of common stock remained available for issuance, under the Amended and Restated 2020 Equity Incentive Plan. As a result of the “evergreen” feature adopted in the Amended and Restated 2020 Equity Incentive Plan, the number of shares available for issuance was increased by 3,281,008 shares on October 1, 2023, and as of December 15, 2023, a total of 4,628,337 shares remained available for issuance under the Amended and Restated 2020 Equity Incentive Plan. See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — The Loop Media, Inc. Amended and Restated 2020 Equity Incentive Plan.”

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

ITEM 2. PROPERTIES.

We maintain a virtual principal executive office located at 2600 West Olive Avenue, Suite 5470, Burbank, CA 91505. Our telephone number is (213) 436-2100. We rent a small office space at this location for the purposes of receiving and forwarding our mail.  We are on a month-to-month lease for this location.

We currently lease an office located at 150 Nickerson Street, Suite 305, Seattle, WA 98109, comprised of approximately 3,776 square feet of office space. The lease term is twelve (12) months, from January 1, 2022, to December 31, 2023, which can be extended on a month-to-month basis. We have signed a lease for new office space, comprised of approximately 2,883 square feet of office space, located at 568-570 First Avenue South, Seattle, WA 98104. The term of this lease is three (3) years, from February 1, 2024, to January 31, 2027.

We believe that our leased facilities are adequate to meet our needs at this time. We do not currently own any real property.

ITEM 3. LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry, or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting our Company, or our common stock, in which we believe an adverse decision could have a material adverse effect on our financial conditions or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

In connection with the September 2022 Offering, on September 22, 2022, we commenced the trading of our common stock on the NYSE American under the symbol “LPTV.”  Prior to September 22, 2022, our common stock was quoted on the Pink Open Market operated by OTC Markets Group, Inc. On December 15, 2023, the last reported sale price per share of our common stock as quoted on NYSE American was $0.7581.

Holders

As of December 15, 2023, we had 70,691,228 shares of common stock outstanding held by approximately 338 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our equity compensation plans is contained in Item 12 under “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters —Securities Authorized for Issuance Under Equity Compensation Plans” and “Note 12 — Stock Options, Restricted Stock Units and Warrants” to our Consolidated Financial Statements.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

STATEMENT ON FORWARD-LOOKING INFORMATION

This Report contains certain statements that are, or may deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding our plans, expectations, thoughts, beliefs, estimates, goals and outlook for the future that are intended to be covered by the protections provided under the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

We offer hand-curated music video content licensed from major and independent record labels, including Universal Music Group (“Universal”), Sony Music Entertainment (“Sony”), and Warner Music Group (“Warner” and collectively with Universal and Sony, the “Music Labels”), as well as non-music video content, which is predominantly licensed or acquired from third parties, including action sports clips, drone and nature footage, trivia, news headlines, lifestyle channels and kid-friendly videos, as well as movie, television and video game trailers, amongst other content. We distribute our content and advertising inventory to digital screens located in OOH locations primarily through (i) our owned and operated platform (the “O&O Platform”) of Loop Media, Inc. (“Loop Media”)-designed “small-box” streaming Android media players (“Loop Players”) and legacy ScreenPlay computers and (ii) through screens (“Partner Screens”) on digital networks owned and operated by third parties (each a “Partner Platform” and collectively the “Partner Platforms,” and together with the O&O Platform, the “Loop Platform”). As of September 30, 2023, we had 37,021 QAUs (as defined below) operating on our O&O Platform. See “— Key Performance Indicators.” We launched our Partner Platforms business in May 2022 and had approximately 42,000 screens across our Partner Platforms as of September 30, 2023.

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

The O&O Platform

We deliver content across our O&O Platform to the owners and operators of OOH locations who sign up for our media service. We sell advertising impressions contained in the content streams to demand sources, including demand-side platforms (“DSPs”), supply-side platforms (“SSPs”) and advertisers, who pay us to fill those impressions and have their ads delivered into the OOH locations that utilize our services. We also allow OOH locations on our O&O Platform to access our content without advertisements by paying a monthly subscription fee.

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

The Partner Platforms

The screens in our Partner Platforms business may deliver content that we curate and deliver or content that is provided by the owners and operators of third-party digital platforms. We make available to our Partner Platforms clients’ channels of original content developed using licensed or purchased content that is then reformatted into short-form content suitable for commercial use.

We provide advertising demand services to third parties by selling ad impressions available on the Partner Platforms to advertising demand sources (including DSPs, SSPs and advertisers) who pay us to fill those impressions and have ads delivered across the Partner Platforms. If the advertising impressions are filled with advertisements, we will fulfill our obligation and be paid as the publisher of the advertisement. If advertising impressions are not purchased, the content will play without advertisements and no revenue will be earned by us.

From a business operations standpoint, we view our customers, for our Partner Platform services, as the owners and operators of the third-party digital platforms that utilize our content and advertising services and enables such third parties to better monetize the screens on their digital platforms. We may, in certain instances, also provide content across the Partner Platforms.

Our customer services team works with the owners and operators of the third-party digital platforms in our Partner Platforms business to ensure our customers are being properly serviced and addressing any questions about the service, content, advertising performance and other matters.

From an accounting standpoint, for the Partner Platforms business, our customers are the advertising demand sources (including DSPs, SSPs and advertisers) because they are providing revenue to us (by way of purchasing advertising inventory) for the streaming of content across the Partner Platforms. The Partner Platforms business operates a free ad-supported business model and has no subscription fees.

The revenue share arrangements in the O&O Platform business are included in the cost of revenue. The content streamed on the Partner Platforms is content we procure on licenses that do not contain an element of revenue share or content provided by the third-party partner who owns and operates the screens on the Partner Platforms. As such, there are no content partner revenue share arrangements on the Partner Platforms. There is, however, a revenue share arrangement with the third-party partner who owns and operates the screens on the Partner Platforms. We deduct from the revenue we generate in the Partner Platforms business certain costs and expenses associated with operating such business (including streaming costs and content hosting) and then allocate the remaining revenue between us and the third-party digital platform provider, based on pre-agreed negotiated percentages. The percentage of revenue we pass along to third-party digital platform providers is recorded as cost of revenue and is our single largest cost of revenue component for the Partner Platforms business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Developments

Excel Revolving Line of Credit

Effective as of December 14, 2023, we entered into a Revolving Line of Credit Loan Agreement with Excel (the “Excel Revolving Line of Credit Agreement”) for up to a principal sum of $2,500,000, under which we may pay down and re-borrow up to the maximum amount of the $2,500,000 limit (the “Excel Revolving Line of Credit”). Our drawdown on the Excel Revolving Line of Credit is limited to no more than twenty-five percent (25%) of the last three full months’ revenue, not to exceed $1,250,000 in any quarter, and not to exceed in aggregate the outstanding debt amount of $2,500,000.The Excel Revolving Line of Credit is a perpetual loan, with a maturity date that is twelve (12) months from the date of formal notice of termination by Excel, and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to ten percent (10%) per year. Under the Excel Revolving Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the RAT Non-Revolving Line of Credit Agreement and the May 2023 Secured Line of Credit (each as defined below), but is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement (each as defined in “Future Capital Requirements” below). See “ – Future Capital Requirements.”

Under the terms of the Excel Revolving Line of Credit Agreement, on December 14, 2023, we issued to Excel a warrant to purchase up to an aggregate of 3,125,000 shares of our common stock. Each warrant has an exercise price of $0.80 per share, which was the closing price of our common stock on December 13, 2023, expires on December 14, 2026, and is exercisable at any time prior to such date, to the extent that after giving effect to such exercise, Excel and its affiliates would beneficially own, for purposes of Section 13(d) of the  Exchange Act, no more than 29.99% of the outstanding shares of our common stock.

As of the date of this Report, we had not drawn down any funds from the Excel Revolving Line of Credit.

Excel May 2023 Secured Line of Credit Note Conversion Agreement

As of December 14, 2023, the outstanding principal and interest on Excel’s portion of the May 2023 Secured Line of Credit was $2,328,617 (the “Excel May 2023 Secured Line of Credit Pay Off Amount”) of the total aggregate principal and interest outstanding under the May 2023 Secured Line of Credit of $3,262,817. On December 14, 2023, we entered into a Note Conversion Agreement with Excel (the “Excel May 2023 Secured Line of Credit Note Conversion Agreement”) pursuant to which Excel agreed to convert the Excel May 2023 Secured Line of Credit Amount owed under the May 2023 Secured Line of Credit Agreement into 2,910,771 shares of our common stock, par value $0.0001 per share, at a conversion price per share of $0.80. The Excel May 2023 Secured Line of Credit Note Conversion Agreement contains customary representations, warranties, agreements and obligations of the parties. After the conversion of the Excel May 2023 Secured Line of Credit Pay Off Amount and the issuance of the shares to Excel, $934,200 in principal and interest remained under the May 2023 Secured Line of Credit. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Capital Requirements – Non-Revolving Lines of Credit – May 2023 Secured Line of Credit.”

Repricing and Exercise of Certain Existing Warrants

On December 14, 2023, we agreed to offer to amend certain existing warrants exercisable for an aggregate of up to 4,055,240 shares of the Company’s common stock (each such warrant an “Existing Warrant”) to reduce the respective exercise prices thereof to $0.80 per share (such new price being referred to as the “Amended Warrant Exercise Price”), which was the closing price per share of our common stock as quoted on the NYSE American on December 13, 2023, on the condition that the holder of each Existing Warrant will commit to exercise the Existing Warrant within eight (8) business days from the date the warrant holder enters into a binding agreement, or some other number of days to be agreed by the Existing Warrant holder (the “Warrant Reprice Letter Agreement”), to exercise, paying the aggregate Amended Warrant Exercise Price of each respective Existing Warrant in cash to the Company (the “Warrant Repricing”). Holders of Existing Warrants have until December 31, 2023, to enter into a Warrant Reprice Letter Agreement by 4:00 p.m., Eastern Time, on December 31, 2023, after which time the original per share warrant exercise price of Existing Warrants will remain unchanged. Existing Warrants exercisable for an aggregate of up to 786,482 shares of our common stock are held by Excel Family Partners, LLLP, and Eagle Investment Group, LLC, entities managed by Bruce Cassidy, Sr., Chairman of our Board of Directors.  Existing Warrants exercisable for an aggregate of up to 443,332 shares of our common stock are held by Denise Penz, a member of our Board of Directors.   As of the date of this Report, each of Mr. Cassidy and Ms. Penz had entered into a Warrant Reprice Letter Agreement to exercise their Existing Warrants, which will result in net proceeds to the Company of $983,851. As of the date of this Report, we have total commitments, including those from Mr. Cassidy and Ms. Penz, from holders of Existing Warrants to reprice and exercise Existing Warrants for an aggregate of 1,828,147 shares at an aggregate exercise price of $1,462,518. There is no assurance that other Existing Warrant holders (who are not officers or directors of the Company) will agree to the repricing and exercise of their Existing Warrants.

See also “Item 9B.”

Key Performance Indicator

We review our quarterly active units (“QAUs”) and average revenue per unit player (“ARPU”), among other key performance indicators, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Quarterly Active Units

We define an “active unit” as (i) an ad-supported Loop Player (or DOOH (defined below) location using our ad-supported service through our “Loop for Business” application or using a DOOH venue-owned computer screening our content) that is online, used on our O&O Platform, playing content and has checked into the Loop Media analytics system at least once in the 90-day period ending on the date of measurement, or (ii) a DOOH location customer using our subscription service on our O&O Platform at any time during the 90-day period. We use “QAU” to refer to the number of such active units during such period. We do not count towards our QAUs any Loop Players or screens used on our Partner Platforms.

Digital out-of-home (“DOOH”) is a form of media that is delivered digitally outside of the home on billboards, signage, displays, televisions, and other devices in OOH locations, including restaurants, retail shops, healthcare facilities, sports and entertainment venues, and other public or non-residential spaces.

As of September 30, 2023, we had over 79,000 Loop Players and Partner Screens across the Loop Platform, an increase of 11% in Loop Players and Partner Screens from the over 71,000 Loop Players and Partner Screens as of June 30, 2023. This included 37,021 QAUs across our O&O Platform and approximately 42,000 Partner Screens across our Partner Platforms.

In the quarter ended September 30, 2023, QAUs increased 6% to 37,021 compared to 34,898 in the quarter ended June 30, 2023. There was relatively limited growth in QAUs quarter on quarter as we looked to prioritize and incentivize the distribution of Loop Players in key advertising markets and geographies, as well as into more desirable out-of-home location types, like convenience stores, restaurants, bars, and other retail establishments. We also looked to reduce our presence in less desirable out-of-home locations, which offset and reduced our net distribution growth. QAUs were 32,734 as of the quarter ended March 31, 2023, 26,903 as of the quarter ended December 31, 2022, and 18,240 as of the quarter ended September 30, 2022.

As of September 30, 2023, Partner Screens in our Partner Platforms business had increased by approximately 5,000 Partner Screens to approximately 42,000 Partner Screens, over approximately 37,000 Partner Screens as of June 30, 2023.

Average Revenue Per Unit

We define a “unit player” as (i) an ad-supported Loop Player (or a DOOH location using our ad- supported service through our “Loop for Business” application or using a DOOH location-owned computer screening our content) that is online, used on our O&O Platform, playing content and has checked into the Loop Media analytics system at least once in the 90-day period or (ii) a DOOH location customer using our paid subscription service on our O&O Platform at any time during the 90-day period. A unit player that is supported by our advertising-based revenue model is an ad-supported unit player and a unit player that is supported by a subscription-based revenue model is a subscription unit player. We calculate advertising ARPU (“AD ARPU”) by dividing quarterly revenues from our DOOH ad- supported service on our O&O Platform for the period by QAUs for our ad-supported unit players on our O&O Platform. We calculate subscription ARPU (“SUB ARPU”) by dividing quarterly revenues from our DOOH subscription-supported service on our O&O Platform for the period by QAUs for our subscription-supported unit players on our O&O Platform. We do not include in our unit players count, AD ARPU or SUB ARPU any Loop Players or screens used on our Partner Platforms.

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

For the quarter ended September 30, 2023, AD ARPU was $90, compared to $114 for the quarter ended June 30, 2023, a 21% decrease. AD ARPU was $99 for the quarter ended March 31, 2023, and $324 for the quarter ended December 31, 2022.

For the quarter ended September 30, 2023, SUB ARPU was $353, compared to $222 for the quarter ended June 30, 2023, a 59% decrease.  SUB ARPU was $260 for the quarter ended March 31, 2023, and $323 for the quarter ended December 31, 2022.

Seasonality

We generally have seen seasonality in our revenue and business related to advertising sales and the distribution of our Loop Player. This seasonality may not always be reflected in our results of operations, as other factors contribute to revenue growth or decline from quarter to quarter and may obscure underlying seasonal trends.

The first quarter of the calendar year (our second fiscal quarter) is traditionally the least profitable quarter in terms of revenue generation for ad publishers (such as us), as advertisers are holding and planning their budgets for the year and consumers tend to spend less after the winter holiday season. This results in fewer ad demands and lower cost-per-thousand ad impressions (“CPMs”). The second quarter of the calendar year, from April to June (our third fiscal quarter), typically experiences increased ad demand and higher CPMs over the first quarter, as advertisers start to spend their budgets in greater amounts. The third quarter of the calendar year, from July to September (our fourth fiscal quarter), typically sees a slight increase in CPMs and ad demands compared to the second quarter, even though consumers spend more time outdoors and less time online in the summer months. The fourth quarter of the calendar year, from October to December (our first fiscal quarter), is typically the most profitable quarter for publishers, as companies want their brands and products to be seen in the run up to the holiday season. This generally results in publishers receiving the highest CPMs and the greatest ad demand for their ad impressions during the fourth quarter. As a result of these market trends for digital advertising we generally expect to receive higher CPMs and greater ad fill rates during the fourth quarter of a calendar year (our first fiscal quarter) and lower CPMs and reduced ad fill rates during the first quarter of a calendar year (our second fiscal quarter). We seek to offset the reduction in CPMs and ad fill rates with increased Loop Player distribution and ad impressions across our ad-supported services.

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

Cost of Revenue

Cost of revenue for the O&O Platform and legacy businesses represents the amortized cost of ongoing licensing and hosting fees, which is recognized over time based on usage patterns. Licensing fees include fees paid under both our revenue share and fixed-fee arrangements. The depreciation expense associated with the Loop players is not included in cost of sales.

Cost of revenue for the Partner Platforms business represents hosting fees, amortized costs of internally-developed content, and the revenue share with third party partners (after deduction of allocated infrastructure costs). The cost of revenue is higher with partners within the Partner Platforms versus those within the O&O Platform because we leverage our Partner Platforms clients’ network of customers and their screens to deliver content and advertising inventory, rather than using our own Loop players.

Total Operating Expenses

Operating expenses are attributable to the general overhead related to all the products and services that we provide to our clients and, as a result, they are presented in an aggregate total. Our operating expenses include sales, general and administrative expenses and restructuring costs.

Sales, General and Administrative (“SG&A”) Expenses

Sales and marketing expenses consist primarily of employee compensation and related costs associated with our sales and marketing staff, including salaries, benefits, bonuses and commissions as well as costs relating to our marketing and business development. We intend to continue to invest resources in our sales and marketing initiatives to drive growth and extend our market position.

General and administrative expenses consist of employee compensation and related costs for executive, finance/accounting, legal, human resources, recruiting, and employee-related information technology and administrative personnel, including salaries, benefits, and bonuses, as well as depreciation, facilities, recruiting and other corporate services.

Restructuring Costs

As previously disclosed, we undertook initiatives to increase efficiency and cut costs, while still maintaining our focus on, and dedication to, the continued growth of our business. During the twelve months ended September 30, 2023, we made cuts and adjustments across several aspects of our business. We completed a plan to reduce our overall SG&A costs by approximately 20%. Part of this reduction included eliminating some non-revenue generating headcount, while continuing to invest in expansion of our revenue and ad sales team.

We anticipate further restructuring costs, however, these costs are estimated based on information available at the time such costs are recorded. Due to the inherent uncertainty involved in estimating restructuring costs, actual amounts incurred for such activities may differ from amounts initially estimated.

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

In December 2019, the Financial Accounting Standards Board (“FASB’) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. The adoption of this standard in the first quarter of 2022 had no impact on our consolidated financial statements.

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

For the twelve months ended September 30, 2023, compared to the twelve months ended September 30, 2022:

	Year ended September 30,
	2023	2022	$ variance	% variance
Revenue	$31,642,293	$30,832,796	$809,497	3%
Cost of revenue	20,982,933	19,450,398	1,532,535	8%
Gross profit	10,659,360	11,382,398	(723,038)	(6)%
Total operating expenses	39,444,972	36,149,371	3,295,601	9%
Loss from operations	(28,785,612)	(24,766,973)	(4,018,639)	16%

Other income (expense):
Interest income	—	200	(200)	(100)%
Interest expense	(3,802,346)	(3,620,212)	(182,134)	5%
Gain (Loss) on extinguishment of debt, net	—	(1,607,782)	1,607,782	(100)
Change in fair value of derivatives	—	514,643	(514,643)	(100)%
Employee retention credits	645,919	—	645,919	N/A %
Other income (expense)	(3,128)	—	(3,128)	N/A %
Total other income (expense)	(3,159,555)	(4,713,151)	1,553,596	(33)%

Provision for income taxes	(18,512)	676	(19,188)	(2,838)%
Net loss	$(31,963,679)	$(29,479,448)	$(2,484,231)	8%

Revenue

Our revenue for the year ended September 30, 2023, was $31,642,293, an increase of $809,497, or 3%, from $30,832,796 for the year ended September 30, 2022. This increase was primarily due to (i) an increase in ad revenue as a result of a significant increase in the distribution and activation of our Loop Players, and expansion of our customer base; (ii) increased access to programmatic ad demand partners due to increase in scale of our business; and (iii) the introduction of our Partner Platforms business in May 2022, as partially offset by the macro-economic environment affecting the overall digital ad spend.

We are continuing to see headwinds in overall digital ad spend that started to emerge in the second half of our quarter ended December 31, 2022, and continued through our fiscal year ended September 30, 2023. We are not immune to the challenges the broader macro environment presents and its impact on advertising. Similar to many companies that rely on the advertising market, we continue to see industry and macro headwinds in overall digital ad spend due to general industry pressures and continued uncertainty about a potential recession. We believe these headwinds were exacerbated in recent months by the traditional seasonality of advertising. As a result, we have seen revenue and our results of operations negatively impacted.

Despite these advertising market and macro headwinds, we had over 79,000 active Loop Players and Partner Screens across the Loop Platform as of the year ended September 30, 2023, a 126% increase over 35,000 active Loop Players and Partner Screens as of the year ended September 30, 2022. This included approximately 18,000 active Loop Players across our O&O Platform and approximately 17,000 Partner Screens across our Partner Platforms. We believe performance continues to validate our distribution model and the appeal of our content and technology stack across various venue types and geographies, which we believe will positively impact our operating results when advertising spend begins to increase.

The growth in our distribution footprint over the course of fiscal 2023, increased our monthly video impressions, which we estimate to be over two (2) billion (based on videos streamed to all of our out-of-home customer locations and the average number of viewers estimated in each location across our O&O Platform).

We believe our business model of providing free streaming TV to businesses through our free-to-the-user Loop Player will make the distribution growth in our O&O Platform more resilient than one that requires an end user to provide a credit card or other payment information. In addition, we believe our strong track record in digital advertising and the proven business model of acting as a digital advertising sales service provider for third-party partners sets the groundwork for further expansion of our Partner Platforms business and increased revenue growth in the future from this line of business.

The growth in our distribution has allowed us to make a push into direct ad sales, beyond our traditional sole focus on open exchange programmatic digital advertising. Direct ad sales typically result in higher CPMs for advertising inventory. We believe the scale of our distribution platform and the premium quality of our CTV-like content makes us attractive to companies wishing to advertise in digital media outside of the home. To further these efforts, we have assembled an efficient and focused direct sales team and expect to see the result of their efforts over the course of our upcoming fiscal year ended September 30, 2024. The development of a direct ad sales team is the natural evolution of our business from initial ad revenue growth via programmatic demand which our now larger distribution footprint can support. Direct ad sales typically require a minimum threshold of distribution reach before it can be deemed scalable, and our recent distribution growth has allowed us to generate more interest from a greater number of ad sales buyers. We are pleased to say that we are at this stage of growth and look forward to more of an impact from direct sales on our revenue in the quarters ahead and becoming less dependent on programmatic advertising demand.

Cost of Revenue

Our cost of revenue for the year ended September 30, 2023, was $20,982,933, an increase of $1,532,535, or 8%, from $19,450,398 for the year ended September 30, 2022. This increase in cost of revenue was primarily due to an increase in fees due under our revenue share arrangements resulting from an increase in ad revenue received and an increase in fees due under new fixed-fee content arrangements. Other factors include increased music license and flat fee amortization fees and music minimums, costs associated with a full year of operating our Partner Platforms business compared to less than half of a year in the previous fiscal year and increased music and publishing royalties, partially offset by reductions due to accounting for Loop Players as fixed assets instead of inventory.

We have turned our attention to improving our margins by changing the mix of premium content that we play on our O&O Platform. In addition, in recent months, we have negotiated new content licenses for certain of our non-music video content, which has allowed us to lower the cost of existing channels and create new lower cost channels. As these agreements took effect and we drove viewers to these channels, we saw improved margins for our non-music video channels as a group in the second half of our fiscal year ended September 30, 2023.

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

Gross Profit Margin

Our gross profit margin for the year ended September 30, 2023, was $10,659,360, a decrease of $723,038, or 6%, from $11,382,398 for the year ended September 30, 2022. This decrease in gross profit margin was primarily due to increased music license and flat fee amortization fees and music minimums, the establishment of the Partner Platforms business and increased music and publishing royalties.

Our gross profit margin as a percentage of total revenue for the year ended September 30, 2023, is approximately 34% compared to 37% for the year ended September 30, 2022. The 3% decrease was primarily driven by the revenue mix as the year ended September 30, 2022, had a lower allocation of Partner Platform business, which carries lower gross margin but a higher operating margin.

The relative contributions to total revenue of our O&O Platform and Partner Platforms businesses will impact our gross profit margin as a percentage of total revenue in future periods, as each of those businesses have different cost of revenue components with a lower gross profit margin in our Partner Platforms business. We curate the content and develop the infrastructure required to create advertising inventory available for purchase in the O&O Platform business. For the Partner Platforms business, the infrastructure is developed by the owners or operators of the third-party digital platforms, with Loop Media gaining access to such third-party platform for the delivery of advertising sales services by us to such owners and operators. We may also deliver curated content on the Partner Platforms, in instances where the owners or operators of such platform do not provide their own content for streaming on the platform.

Total Operating Expenses

Our operating expenses for the year ended September 30, 2023, were $39,444,972, an increase of $3,295,601, or 9%, from $36,149,371 for the year ended September 30, 2022. This increase in operating expenses was primarily due to an increase in sales, general and administrative expenses and restructuring costs, partially offset by a decrease in stock-based compensation, as follows:

Sales, General and Administrative Expenses

Our Sales, General and Administrative Expenses for the year ended September 30, 2023, were $29,427,139, an increase of $4,945,536, or 20%, from $24,481,603 in the year ended September 30, 2022.  This increase in sales, general and administrative expenses was primarily due to increased marketing spend in the first half of fiscal 2023, greater customer acquisition and retention expenses, payroll costs and administration fees, partially offset by a slight decrease in professional fees.  More specifically:

●	Our payroll costs for the year ended September 30, 2023, were $12,837,599, an increase of $1,158,296 or 10% from $11,679,303 for the year ended September 30, 2022, primarily due to increased headcount and related employee benefits and payroll taxes.
●	Our marketing costs for the year ended September 30, 2023, were $11,149,084, an increase of $3,893,122 or 54% from $7,255,962 for the year ended September 30, 2022, primarily due to increased advertising spend in the first half of fiscal 2023 to increase the market for our Loop Players, the rewards program for our customers and securing affiliate partnerships aimed at the distribution and activation of Loop Players, which was partially offset by a reduction in digital marketing and special audience spend.
●	Our professional fees for the year ended September 30, 2023, were $1,791,585, a decrease of $133,253 or 7% from $1,924,838 for the year ended September 30, 2022, primarily due to a decrease in accounting, legal and recruiting fees.
●	Our administration fees for the year ended September 30, 2023, were $1,403,869, an increase of $825,038 or 143% from $578,831 for the year ended September 30, 2022, primarily due to an increase in insurance premiums and board fees.

Sales, General and Administrative Expenses as a percentage of total revenue for the year ended September 30, 2023, was approximately 93% compared to 79% for the year ended September 30, 2022.

Stock-Based Compensation

Our stock-based compensation expense (non-cash) for the year ended September 30, 2023, was $7,997,849, a decrease of $1,357,493 or 15% from $9,355,342 for the year ended September 30, 2022, primarily due to the decrease in grants of stock option awards.

Restructuring Costs

Our restructuring costs for the year ended September 30, 2023, were $950,985 compared to $0 for the year ended September 30, 2022, primarily due to the reduction of headcount and the integration of Loop Media Studios into other areas of our business.

As previously disclosed, we undertook initiatives to increase efficiency and cut costs, while still maintaining our focus on, and dedication to, the continued growth of our business. We implemented cost cutting measures and adjustments across several aspects of our business starting in the second half of our fiscal year ended September 30, 2023. We reduced our overall SG&A costs by approximately 20%, including labor and various other operating costs, by eliminating some non-revenue generating headcount, while continuing to invest in expansion of our revenue and ad sales team.

Total Other Income (Expense)

Our other expenses for the year ended September 30, 2023, were $3,159,555, a decrease of $1,553,596 or 33% from $4,713,151 in the year ended September 30, 2022. This decrease in other expenses was primarily due to a reduction in expenses related to the extinguishment/conversion of debt and change in derivative, partially offset by employee retention credits.

The employee retention credits we received from the Internal Revenue Service includes refundable credits recognized under the provisions of the CARES Act and extension thereof. During the year ended September 30, 2023, we received and recorded credits in the amount of $645,919 compared to no employee retention credits for the year ended September 30, 2022.

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

EBITDA is not measured in accordance with, or as an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular:

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

The following table provides a reconciliation of net loss to EBITDA for each of the periods indicated:

	Year ended September 30,
	2023	2022
GAAP net loss	$(31,963,679)	$(29,479,448)
Adjustments to reconcile to EBITDA:
Interest expense	3,802,346	3,620,212
Interest income	—	(200)
Depreciation and amortization expense*	4,015,403	1,592,458
Income Tax expense/(benefit)	18,512	(676)

EBITDA	$(24,127,418)	$(24,267,654)

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

Adjusted EBITDA is not measured in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular:

●	Adjusted EBITDA does not reflect the amounts we paid in interest expense on our outstanding debt;
●	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;
●	Adjusted EBITDA does not include depreciation expense from fixed assets;
●	Adjusted EBITDA does not include amortization expense;
●	Adjusted EBITDA does not include the impact of stock-based compensation;
●	Adjusted EBITDA does not include the impact of the gain on extinguishment of debt;
●	Adjusted EBITDA does not include the impact of non-recurring expense;
●	Adjusted EBITDA does not include the impact of restructuring costs for restructured revenue stream;
●	Adjusted EBITDA does not include the impact of impairment of goodwill and intangible assets;
●	Adjusted EBITDA does not include the impact of employee retention credits;

●	Adjusted EBITDA does not include the impact of other income including foreign currency translation adjustments, realized foreign currency gains/losses and unrealized gains/losses; and
●	Adjusted EBITDA does not include the impact of the change in fair value of derivative.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Year ended September 30,
	2023	2022
GAAP net loss	$(31,963,679)	$(29,479,448)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense	3,802,346	3,620,212
Interest income	—	(200)
Depreciation and amortization expense *	4,015,403	1,592,458
Income tax expense (benefit)	18,512	(676)
Stock-based compensation**	7,997,849	9,355,342
Non-recurring expense	150,115	1,575,000
Restructuring costs	950,986	—
Impairment of goodwill and intangible assets	—	1,970,321
Gain (loss) on extinguishment of debt, net	—	1,607,782
Change in fair value of derivative	—	(514,643)
Employee retention credits	(645,919)	—
Other income	3,128	—
Adjusted EBITDA	$(15,671,259)	$(10,273,852)

* Includes amortization of content assets for cost of revenue and operating expenses and ATM facility.

** Includes options, restricted stock units (“RSUs”) and warrants.

Liquidity and Capital Resources

As of September 30, 2023, we had cash of $3,068,696.  The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	September 30,
	2023	2022
Net cash used in operating activities	$(14,595,226)	$(10,744,298)
Net cash used in investing activities	(1,969,447)	(2,015,097)
Net cash provided by (used in) financing activities	5,561,455	22,668,761
Change in cash	(11,003,218)	9,909,366

Cash, beginning of period	14,071,914	4,162,548
Cash, end of period	$3,068,696	$14,071,914

Cash Flows for the Years Ended September 30, 2023, and 2022

Net Cash Flow from Operating Activities

Our net cash used for operating activities during the year ended September 30, 2023, was $14,595,226, an increase of $3,850,928, or 36%, from $10,744,298 during the year ended September 30, 2022.

Historically, our principal sources of cash used in operating activities have included revenues from our operations, proceeds from the issuance of our common stock, preferred stock and warrants and proceeds from the issuance of debt. The primary driver of the reduction in cash flows was increased expenses related to SG&A due to investments in expanding our Loop Player distribution footprint. The overall net impact was lower cash flows period over period.

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

Net Cash Flow from Investing Activities

Our net cash used in investing activities during the year ended September 30, 2023, was $1,969,447, a decrease of $45,650, or 2%, from $2,015,097 during the year ended September 30, 2022. The decrease in net cash used in investing activities was primarily due to a slight reduction in the purchase of property and equipment of $1,969,447.

Net Cash Flow from Financing Activities

Net cash provided by financing activities during the year ended September 30, 2023, was $5,561,455, a decrease of $17,107,306, or 75%, from $22,668,761 during the year ended September 30, 2022.

Net cash provided by financing activities in the year ended September 30, 2023, was from proceeds of $46,237,319 from lines of credit, $8,724,855 from the issuance of common stock, proceeds of $64,061 from the exercise of stock options, $5,000 for shares issued for capital raise costs and proceeds of $1,201 for short swing profit recovery offset by repayments of $47,906,217 on our revolving and non-revolving lines of credit; deferred costs of $809,905; debt issuance costs of $313,149; payment of acquisition-related consideration of $250,128; common stock issuance costs of $105,252 and other issuance costs of $86,330.

Net cash provided by financing activities in the year ended September 30, 2022, was primarily from net proceeds of $12,060,933 raised in the September 2022 Offering; net proceeds of $10,766,546 from our non-revolving lines of credit; proceeds of $2,079,993 from the issuance of convertible debt and proceeds of $1,250,000 from the issuance of common stock from a prior year, as partially offset by the repayment of $2,715,583 of convertible debt and $685,481in expenses related to the September 2022 Offering.

As a result of the above activities, we recorded a net decrease in cash provided by financing of $17,107,306 for the year ended September 30, 2023.  See " - Future Capital Requirements."

As a result of the above activities, we recorded a net decrease in cash of $11,003,218 for the year ended September 30, 2023, and had a cash balance of $3,068,696 as of September 30, 2023.

Future Capital Requirements

We have generated limited revenue, and as of September 30, 2023, our cash totaled $3,068,696, and we had an accumulated deficit of $128,285,543. We believe that our existing cash, sales of our common stock under our ATM Sales Agreement (as defined below) as well as funds available under our borrowing facilities will enable us to fund our operations for at least twelve months from the date of this Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. We anticipate that we will continue to incur net losses for the foreseeable future; however, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

Historically, our principal sources of cash have included proceeds from the issuance of our common stock, preferred stock and warrants and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, payments for license rights and payments relating to purchases of property and equipment. We expect that the principal uses of cash in the future will be for continuing operations and general working capital requirements. We expect that as our operations continue to grow, we will need to raise additional capital to sustain operations and growth.

Revolving Lines of Credit

Excel Revolving Line of Credit

Effective as of December 14, 2023, we entered into a Revolving Line of Credit Loan Agreement with Excel (the “Excel Revolving Line of Credit Agreement”) for up to a principal sum of $2,500,000, under which we may pay down and re-borrow up to the maximum amount of the $2,500,000 limit (the “Excel Revolving Line of Credit”). Our drawdown on the Excel Revolving Line of Credit is limited to no more than twenty-five percent (25%) of the last three full months’ revenue, not to exceed $1,250,000 in any quarter, and not to exceed in aggregate the outstanding debt amount of $2,500,000.The Excel Revolving Line of Credit is a perpetual loan, with a maturity date that is twelve (12) months from the date of formal notice of termination by Excel, and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to ten percent (10%) per year. Under the Excel Revolving Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the RAT Non-Revolving Line of Credit Agreement and the May 2023 Secured Line of Credit (each as defined below), but is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement (each as defined in “Future Capital Requirements” below). See “ – Future Capital Requirements.”

Under the terms of the Excel Revolving Line of Credit Agreement, on December 14, 2023, we issued to Excel a warrant to purchase up to an aggregate of 3,125,000 shares of our common stock. Each warrant has an exercise price of $0.80 per share, which was the closing price of our common stock on December 13, 2023, expires on December 14, 2026, and is exercisable at any time prior to such date, to the extent that after giving effect to such exercise, Excel and its affiliates would beneficially own, for purposes of Section 13(d) of the  Exchange Act, no more than 29.99% of the outstanding shares of our common stock.

GemCap Revolving Line of Credit Agreement

Effective as of July 29, 2022, we entered into a Loan and Security Agreement with Industrial Funding Group, Inc. (the “Initial Lender”) for a revolving loan credit facility for the initial principal sum of up to $4,000,000, and through the exercise of an accordion feature, a total sum of up to $10,000,000 (the “GemCap Revolving Line of Credit Agreement”), evidenced by a Revolving Loan Secured Promissory Note, also effective as of July 29, 2022 (the “GemCap Revolving Line of Credit”). Shortly after the effective date of the GemCap Revolving Line of Credit Agreement, the Initial Lender assigned the GemCap Revolving Line of Credit Agreement, and the loan documents related thereto, to GemCap Solutions, LLC (“GemCap” or the “Senior Lender”).  Availability for borrowing under the GemCap Revolving Line of Credit is dependent upon our assets in certain eligible accounts and measures of revenue, subject to reduction for reserves that the Senior Lender may require in its discretion, and the accordion feature is a provision whereby we may request that the Senior Lender increase availability under the GemCap Revolving Line of Credit, subject to its sole discretion. Effective as of October 27, 2022, we entered into Amendment Number 1 to the Loan and Security Agreement and to the Revolving Loan Agreement Schedule, and the Amended and Restated Secured Promissory Note (Revolving Loans) with the Senior Lender to increase the principal sum available under the GemCap Revolving Line of Credit Agreement from $4,000,000 to $6,000,000. The GemCap Revolving Line of Credit matures on July 29, 2024, and began accruing interest on the unpaid principal balance of advances, payable monthly in arrears, on September 7, 2022, at an annual rate equal to the greater of (I) the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) zero percent (0.00%), and (II) four percent (4.00%).

Under the GemCap Revolving Line of Credit Agreement, we have granted to the Senior Lender a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the loan, our existing secured lenders, some of whom are the RAT Lenders under our RAT Non-Revolving Line of

Credit (each as defined below) (collectively, the “Subordinated Lenders”) delivered subordination agreements (the “GemCap Subordination Agreements”) to the Senior Lender. We are permitted to make regularly scheduled payments, including payments upon maturity, to such subordinated lenders and potentially other payments subject to a measure of cash flow and receiving certain financing activity proceeds, in accordance with the terms of the GemCap Subordination Agreements. In connection with the delivery of the GemCap Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our common stock (each, a “Subordination Agreement Warrant”). Each Subordination Agreement Warrant has an exercise price of $5.25 per share, expires on July 29, 2025, and is exercisable at any time prior to such date. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, Chairman of our Board of Directors (“Mr. Cassidy”), as directed by its affiliate, Excel Family Partners, LLLP (“Excel”), an entity also managed by Mr. Cassidy, one of the Subordinated Lenders. The Subordinated Lenders receiving warrants for the remaining 104,759 warrant shares were also entitled to receive a cash payment of $22,000 six months from the date of the GemCap Subordination Agreements, representing one percent (1.00%) of the outstanding principal amount of the loan held by such Subordinated Lenders. This cash payment was made to those Subordinated Lenders on January 25, 2023.

The GemCap Revolving Line of Credit had a balance, including accrued interest, amounting to $3,757,074 and $4,587,255 as of September 30, 2023, and 2022, respectively. We incurred interest expense for the GemCap Revolving Line of Credit in the amount of $1,379,673 and $225,345 for the twelve months ended September 30, 2023, and 2022.

Non-Revolving Lines of Credit

Excel Non-Revolving Line of Credit

On February 23, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “Prior Excel Line of Credit Agreement”) with Excel Family Partners, LLLP (“Excel”), an entity managed by Bruce Cassidy, Chairman of our Board of Directors, for aggregate principal amount of $1,500,000, which was amended on April 13, 2022, to increase the aggregate principal amount to $2,000,000 (the “$2m Line of Credit”). Effective as of April 25, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement with Excel (the “Excel Non-Revolving Line of Credit Agreement”) for an aggregate principal amount of $4,022,986 (the “Excel Non-Revolving Line of Credit”). The Excel Non-Revolving Line of Credit matured eighteen (18) months from the date of the Excel Non-Revolving Line of Credit Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve percent (12%) per year. On April 25, 2022, we used $2,000,000 of the proceeds of the Excel Non-Revolving Line of Credit to prepay all of the remaining outstanding principal and interest of the $2m Line of Credit and the Prior Excel Line of Credit Agreement was terminated in connection with such prepayment. Under the Excel Non-Revolving Line of Credit Agreement, we granted to the lender a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof (which was subsequently subordinated in connection with our GemCap Revolving Line of Credit Agreement (as defined above). In connection with the Excel Non-Revolving Line of Credit Agreement, on April 25, 2022, we issued a warrant to Excel for an aggregate of up to 383,141 shares of our common stock. The warrant has an exercise price of $5.25 per share, expires on April 25, 2025, and is exercisable at any time prior to the expiration date. Effective as of December 14, 2022, we entered into a Non-Revolving Line of Credit Agreement Amendment and a Non-Revolving Line of Credit Promissory Note Amendment with Excel to extend the maturity date of the Excel Non-Revolving Line of Credit from eighteen (18) months to twenty-four (24) months from the date of the Excel Non-Revolving Line of Credit Agreement. Effective as of May 10, 2023, we entered into a Non-Revolving Line of Credit Agreement Amendment No. 2 and a Non-Revolving Line of Credit Promissory Note Amendment No. 2 with Excel to extend the maturity date of the Excel Non-Revolving Line of Credit from twenty-four (24) months to twenty-five (25) months from the date of the Excel Non-Revolving Line of Credit Agreement.

As of September 12, 2023, $4,444,060 of principal and interest on the Excel Non-Revolving Line of Credit was outstanding (the “Excel Non-Revolving Line of Credit Pay Off Amount”). On September 12, 2023, we entered into a Note Conversion Agreement with Excel (the “Excel Non-Revolving Note Conversion Agreement”), pursuant to which Excel agreed to convert the Excel Non-Revolving Line of Credit Amount owed under the Excel Non-Revolving Line of Credit Agreement into 6,005,487 shares of our common stock, par value $0.0001 per share, at a conversion price per share of $0.74. The Excel Non-Revolving Note Conversion Agreement contains customary representations, warranties, agreements and obligations of the parties. After the conversion of the Excel Non-Revolving Line of Credit Pay Off Amount and the

issuance of the shares, there was no principal or interest remaining under the Excel Non-Revolving Line of Credit and the Prior Excel Line of Credit Agreement was terminated in connection with such conversion.

The Excel Non-Revolving Line of Credit had a balance, including accrued interest, amounting to $0 and $4,226,181 as of September 30, 2023, and 2022, respectively. We incurred interest expense for the Excel Non-Revolving Line of Credit in the amount of $1,304,807 and $820,051 for the twelve months ended September 30, 2023, and 2022.

RAT Non-Revolving Line of Credit

Effective as of May 13, 2022, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “RAT Non-Revolving Line of Credit Agreement”) with several institutions and individuals (each a “RAT Lender” and collectively, the “RAT Lenders”) and RAT Investment Holdings, LP, as administrator of the loan (the “Loan Administrator”) for an aggregate principal amount of $2,200,000 (the “RAT Non-Revolving Line of Credit”), evidenced by a Non-Revolving Line of Credit Promissory Note (the “RAT Note”), also effective as of May 13, 2022. Pursuant to the terms of the RAT Non-Revolving Line of Credit Agreement, the RAT Non-Revolving Line of Credit matured eighteen (18) months from the effective date of the RAT Non-Revolving Line of Credit Agreement (the “Line of Credit Maturity Date”) and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve percent (12%) per year. Under the RAT Non-Revolving Line of Credit Agreement, we granted to the RAT Lenders a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the Excel Revolving Line of Credit Agreement (as defined above) and the May 2023 Secured Line of Credit Agreement (as defined below) and (each of which are subordinated in connection with our GemCap Revolving Line of Credit Agreement (as defined above)).

In connection with the RAT Non-Revolving Line of Credit Agreement, on May 13, 2022, we issued a warrant to each RAT Lender (collectively, the “RAT Loan Warrants”) for an aggregate of up to 209,522 shares of our common stock. Each RAT Loan Warrant had an exercise price of $5.25 per share, expires on May 13, 2025, and is exercisable at any time prior to the expiration date.

Effective as of November 13, 2023, we entered into a Non-Revolving Line of Credit Loan Agreement Amendment (the “RAT Non-Revolving Line of Credit Agreement Amendment”) with the RAT Lenders to: (i) extend the maturity date from eighteen (18) months to twenty-seven (27) months from the date of the RAT Non-Revolving Line of Credit  Agreement, or August 13, 2024; and (ii) amend the payment terms of the RAT Non-Revolving Line of Credit such that no payment of interest or principal under the RAT Non-Revolving Line of Credit Agreement or the RAT Note will be due and payable from November 13, 2023, to the Line of Credit Maturity Date, as extended by the RAT Non-Revolving Line of Credit Agreement Amendment, except for (a) one payment of $374,000 on November 13, 2023, (comprised of accrued interest of $132,000 due through November 13, 2023, an initial payment of principal of $220,000 and $22,000 as consideration to extend the Line of Credit Maturity Date); and (b) nine (9) monthly payments of principal of $220,000 plus accrued interest, commencing December 13, 2023.  In consideration for the extension of the Line of Credit Maturity Date, we agreed to amend the terms of the RAT Loan Warrants as well as the Subordination Agreement Warrants issued to the RAT Lenders in connection with the GemCap Subordination Agreements described above to reduce the respective exercise prices thereof to $1.00. See “—GemCap Revolving Line of Credit.” We also agreed to apply one-third (1/3) of the net proceeds of any capital raise that takes place subsequent to the date of the RAT Non-Revolving Line of Credit Agreement Amendment, other than proceeds from an equity offering under our ATM Sales Agreement or from an affiliate or insider, toward paying down the then outstanding principal amount due under the RAT Non-Revolving Line of Credit.  Pursuant to the RAT Non-Revolving Line of Credit Agreement Amendment, each RAT Lender agreed to enter into a lock-up agreement restricting the disposal of any shares of our common stock that are issued in connection with the exercise of the RAT Loan Warrants or the Subordination Agreement Warrants for a period of twelve (12) months from the date of the RAT Non-Revolving Line of Credit Agreement Amendment.

The RAT Non-Revolving Line of Credit had a balance, including accrued interest, amounting to $2,300,899 and $2,301,260 as of September 30, 2023, and 2022, respectively. We incurred interest expense for the RAT Non-Revolving Line of Credit in the amount of $894,251 and $346,847 for the twelve months ended September 30, 2023, and 2022.

May 2023 Secured Line of Credit

Effective as of May 10, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “May 2023 Secured Line of Credit Agreement”) with several individuals and institutional lenders for aggregate loans of up to $4.0 million (the “May 2023 Secured Line of Credit”), evidenced by the Secured Non-Revolving Line of Credit Promissory Notes (each a “May 2023 Secured Note” and collectively, the “May 2023 Secured Notes”), also effective as of May 10, 2023. The May 2023 Secured Line of Credit matures twenty-four (24) months from the date of the May 2023 Secured Line of Credit and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve percent (12%) per year. We granted to the lenders under the May 2023 Secured Line of Credit Agreement a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the RAT Non-Revolving Line of Credit Agreement and the Excel Revolving Line of Credit Agreement, but is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. See “— GemCap Revolving Line of Credit Agreement.”

In connection with the May 2023 Secured Line of Credit, on May 10, 2023, we agreed to issue to each lender under the May 2023 Secured Line of Credit Agreement, upon a drawdown, a warrant to purchase up to an aggregate of 369,517 shares of our common stock. Each warrant has an exercise price of $4.33 per share, expires on May 10, 2026, and is exercisable at any time prior to such date.

As of May 10, 2023, Excel, an entity managed by Mr. Cassidy, had committed to be a lender under the May 2023 Secured Line of Credit Agreement for an aggregate loan of $2.65 million, and as of September 11, 2023, Excel had not loaned any funds under the May 2023 Secured Line of Credit. Pursuant to the terms of a Pay Off Letter Agreement with Excel dated September 12, 2023, we refinanced the outstanding principal and interest of the Excel $2.2M Line of Credit (as defined below) to be included as part of the obligations of the May 2023 Secured Line of Credit Agreement.  As a result, as of September 12, 2023, Excel had loaned $2,266,733 under the May 2023 Secured Line of Credit Agreement and received a warrant to purchase 209,398 shares of our common stock. See “—Excel $2.2M Line of Credit.”

The May 2023 Secured Line of Credit had a balance, including accrued interest, amounting to $3,214,769 and $0 as of September 30, 2023, and 2022, respectively. We incurred interest expense for the May 2023 Secured Line of Credit in the amount of $144,392 and $0 for the twelve months ended September 30, 2023, and 2022, respectively.

As of December 14, 2023, the outstanding principal and interest on Excel’s portion of the May 2023 Secured Line of Credit was $2,328,617 (the “Excel May 2023 Secured Line of Credit Pay Off Amount”) of the total aggregate principal and interest outstanding under the May 2023 Secured Line of Credit of $3,262,817.  On December 14, 2023, we entered into a Note Conversion Agreement with Excel (the “Excel May 2023 Secured Line of Credit Note Conversion Agreement”) pursuant to which Excel agreed to convert the Excel May 2023 Secured Line of Credit Amount owed under the May 2023 Secured Line of Credit Agreement into 2,910,771 shares of our common stock, par value $0.0001 per share, at a conversion price per share of $0.80. The Excel May 2023 Secured Line of Credit Note Conversion Agreement contains customary representations, warranties, agreements and obligations of the parties. After the conversion of the Excel May 2023 Secured Line of Credit Pay Off Amount and the issuance of the shares to Excel, $934,200 in principal and interest remained under the May 2023 Secured Line of Credit.

As of December 15, 2023, a total principal amount of $900,000 had been drawn on the May 2023 Secured Line of Credit, and we had issued warrants for a total of 292,540 warrant shares to the lenders thereunder.

Excel $2.2M Line of Credit

On May 31, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (“Excel $2.2M Secured Line of Credit Agreement”) with Excel, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, for an aggregate principal amount of up to $2,200,000 (the “Excel $2.2M Line of Credit”), evidenced by a Non-Revolving Line of Credit Promissory Note (the “Excel $2.2M Note”). The Excel $2.2M Line of Credit matured ninety (90) days from the date of the Excel $2.2M Secured Line of Credit Agreement and accrues interest, payable in arrears on the Excel $2.2M Line of Credit maturity date, at a fixed rate of interest equal to ten-and-one-half percent (10.5%) per year. Effective as of August 29, 2023, we entered into a letter agreement (the “Excel $2.2M Line of Credit Amendment Letter

Agreement”) with Excel to amend the Excel $2.2M Line of Credit Agreement and the Excel $2.2M Note to extend the maturity date of the Excel $2.2M Secured Line of Credit from ninety (90) days to one hundred twenty (120) days from the date of the Excel $2.2M Secured Line of Credit Agreement, or September 28, 2023.

Under the Excel $2.2M Secured Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest was pari passu with the RAT Non-Revolving Line of Credit Agreement, but subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement.

On September 12, 2023, we entered into a Pay Off Letter Agreement with Excel, pursuant to which we agreed to pay off the principal and interest outstanding under the $2.2M Line of Credit, amounting to $2,266,733 (the “$2.2M Line of Credit Pay Off Amount”) by refinancing the $2.2M Line of Credit Pay Off Amount to be included as part of the obligations under the May 2023 Secured Line of Credit Agreement. Under the terms of the May 2023 Secured Line of Credit Agreement, Excel was issued a warrant to purchase 209,398 shares of our common stock, which has an exercise price of $4.33 per share, expires on May 10, 2026, and is exercisable at any time prior to such date. As a result of such refinancing, there was no principal or interest remaining under the Excel $2.2M Secured Line of Credit, and the Excel $2.2M Secured Line of Credit Agreement was terminated.

The Excel $2.2M Line of Credit had a balance, including accrued interest, amounting to $0 and $0 as of September 30, 2023, and 2022, respectively. We incurred interest expense for the Excel $2.2M Line of Credit in the amount of $66,733 and $0 for the twelve months ended September 30, 2023, and 2022.

Shelf Registration ($50 Million ATM)

On December 22, 2022, we filed a Shelf Registration Statement on Form S-3 that has been declared effective by the SEC.  On May 12, 2023, we entered into an At Market (“ATM”) Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which we may offer and sell, from time to time through the Agent, shares of our common stock, for aggregate gross proceeds of up to $50,000,000. As of the date of this Report, however, we are now subject to the limitations of General Instruction I.B.6. of Form S-3, and in accordance with the terms of the ATM Sales Agreement, the amount of shares of our common stock available for sale thereunder is now limited to one-third of the aggregate market value of our common stock held by non-affiliates of the Company, as calculated pursuant to General Instruction I.B.6. of Form S-3, or $16,830,804.

During the twelve months ended September 30, 2023, we issued 3,109,843 shares of our common stock under the ATM Sales Agreement, resulting in cash proceeds of $8,724,544, net of placement agent’s commission and related fees of $269,600 but before deducting issuance costs of $105,253. We have not raised any funds through sales under our ATM Sales Agreement from October 1, 2023, through the date of this Report.

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

As of September 30, 2023, our cash totaled $3,068,696. During the year ended September 30, 2023, we incurred a net loss of $31,963,679 and used $14,595,226 of cash in operations. We have incurred significant operating losses in the past and, as of September 30, 2023, we had an accumulated deficit of $128,285,543.  We do not expect to experience positive cash flows from operations in the near future as we continue to invest in the distribution of our Loop Players and the expansion of our Partner Platforms business.  We also expect to incur significant additional legal and financial expenditures in meeting the regulatory requirements of an NYSE American listed public company.

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

Based on our current operating plan, we believe that our existing cash, sales of our common stock under our ATM Sales Agreement as well as funds available under our borrowing facilities will enable us to fund our operations for at least the twelve months from the date of this Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect.

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

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Our revenue recognition disclosure reflects our updated accounting policies that are affected by this new standard. We applied the “modified retrospective” transition method for open contracts for the implementation of ASC 606. As sales are and have been primarily from delivery of streaming services, delivery of subscription content services in customized formats, and delivery of hardware and ongoing content delivery through software and we have no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on our consolidated financial statements for the cumulative impact of applying this new standard. Therefore, there was no cumulative effect adjustment required.

We recognize revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration we expect to receive in exchange for those products. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. For example, we bill subscription services in advance of when the service is performed and revenue is treated as deferred revenue until the service is performed and/or the performance obligation is satisfied. Revenues are recognized under ASC 606 in a manner that reasonably reflects the delivery of our products and services to clients in return for expected consideration and includes the following elements:

●	executed contracts with our clients that we believe are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when we satisfy each performance obligation.

Our revenue can be categorized into two revenue streams: Advertising revenue and Legacy and other revenue.

The following table disaggregates our revenue by major type for each of the periods indicated:

	Twelve months ended September 30,
	2023	2022
Advertising revenue	$28,740,623	$26,060,885
Legacy and other revenue	2,901,670	4,771,911
Total	$31,642,293	$30,832,796

Advertising revenue is generated by us by selling advertising impressions on the Loop Platform, consisting of both the O&O Platform and the Partner Platforms. Our advertising sales team works across both platforms, selling ad impressions for both platforms to the same DSPs and other demand sources.  Revenue recognition for both Platforms is the same. Legacy and other revenue includes streaming services, subscription content services, and hardware delivery, as further described below.

We consider ourselves the principal on all advertising transactions in which we sell ad impressions, and thus report revenues on a gross basis (net of advertising agency fees and commissions retained by advertising demand sources). We have evaluated ASC 606-10-50-5 and determined that there are no significant differences in the type of goods or services, geographical region, market or type of customer, contract type, contract duration, timing of transfer and sales channel between the O&O Platform and Partner Platforms, and therefore would not require additional disaggregation of advertising revenue.

Performance Obligations and Significant Judgments

Our performance obligations and recognition patterns for each revenue stream are as follows:

Advertising Revenue

For the twelve months ended September 30, 2023, advertising revenue accounts for 91% of our revenue and includes revenue from direct and programmatic advertising as well as sponsorships.

For all advertising revenue sources, we evaluate whether we should be considered the principal (i.e., report revenues on a gross basis) or an agent (i.e., report revenues on a net basis). Our role as principal or agent differs based on our performance obligation for each revenue share arrangement.

For both the O&O and Platform Partner businesses, advertising inventory provided to advertisers through the use of an advertising demand partner or agency, whose fees or commission is calculated based on a stated percentage of gross advertising spending, we are considered the agent and our revenues are reported net of agency fees and commissions. We are considered the agent because the demand partner or agency controls all aspects of the transaction (pricing risk, inventory risk, obligation for fulfillment) except for the devices used to show the advertisements, therefore we report this advertising revenue net of agency fees and commissions.

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

Legacy and Other Business Revenue

For the twelve months ended September 30, 2023, legacy and other business revenue accounts for the remaining 9% of total revenue and includes streaming services, subscription content services, and hardware delivery, as described below:

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for periods beginning after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. We adopted this ASU as of October 1, 2022, and there is no material impact on our financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIALS DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding such required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer have evaluated such disclosure controls and procedures as of the end of the period covered by this annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2023.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Appointment of COO and CMO

As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2023, on December 11, 2023, our Board of Directors appointed Randy Greenberg as Chief Operating Officer and Chief Marketing Officer, effective as of the date of this Report.  For Mr. Greenberg’s biography, please see “Part III, Item 10 of this Report “Directors, Executive Officers and Corporate Governance – Executive Officers.”

Excel Revolving Line of Credit

Effective as of December 14, 2023, we entered into a Revolving Line of Credit Loan Agreement with Excel (the “Excel Revolving Line of Credit Agreement”) for up to a principal sum of $2,500,000, under which we may pay down and re-borrow up to the maximum amount of the $2,500,000 limit (the “Excel Revolving Line of Credit”). Our drawdown on the Excel Revolving Line of Credit is limited to no more than twenty-five percent (25%) of the last three full months’ revenue, not to exceed $1,250,000 in any quarter, and not to exceed in aggregate the outstanding debt amount of $2,500,000.The Excel Revolving Line of Credit is a perpetual loan, with a maturity date that is twelve (12) months from the date of formal notice of termination by Excel, and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to ten percent (10%) per year. Under the Excel Revolving Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the RAT Non-Revolving Line of Credit Agreement and the May 2023 Secured Line of Credit, but is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Capital Requirements – Revolving Lines of Credit.”

Under the terms of the Excel Revolving Line of Credit Agreement, on December 14, 2023, we issued to Excel a warrant to purchase up to an aggregate of 3,125,000 shares of our common stock. Each warrant has an exercise price of $0.80 per share, which was the closing price of our common stock on December 14, 2023, expires on December 14, 2026, and is exercisable at any time prior to such date, to the extent that after giving effect to such exercise, Excel and its affiliates would beneficially own, for purposes of Section 13(d) of the  Exchange Act, no more than 29.99% of the outstanding shares of our common stock.

As of the date of this Report, we had not drawn down any funds from the Excel Revolving Line of Credit.

Excel May 2023 Secured Line of Credit Note Conversion Agreement

As of December 14, 2023, the outstanding principal and interest on Excel’s portion of the May 2023 Secured Line of Credit was $2,328,617 (the “Excel May 2023 Secured Line of Credit Pay Off Amount”) of the total aggregate principal and interest outstanding under the May 2023 Secured Line of Credit of $3,262,817.  On December 14, 2023, we entered into a Note Conversion Agreement with Excel (the “Excel May 2023 Secured Line of Credit Note Conversion Agreement”) pursuant to which Excel agreed to convert the Excel May 2023 Secured Line of Credit Amount owed under the May 2023 Secured Line of Credit Agreement into 2,910,771 shares of our common stock, par value $0.0001 per share, at a conversion price per share of $0.80. The Excel May 2023 Secured Line of Credit Note Conversion Agreement contains customary representations, warranties, agreements and obligations of the parties. After the conversion of the Excel May 2023 Secured Line of Credit Pay Off Amount and the issuance of the shares to Excel, $934,200 in principal and interest remained under the May 2023 Secured Line of Credit. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Capital Requirements – Non-Revolving Lines of Credit – May 2023 Secured Line of Credit.”

Repricing and Exercise of Certain Existing Warrants

On December 14, 2023, we agreed to offer to amend certain existing warrants exercisable for an aggregate of up to 4,055,240 shares of the Company’s common stock (each such warrant an “Existing Warrant”) to reduce the respective exercise prices thereof to $0.80 per share (such new price being referred to as the “Amended Warrant Exercise Price”), which was the closing price per share of our common stock as quoted on the NYSE American on December 13, 2023, on the condition that the holder of each Existing Warrant will commit to exercise the Existing Warrant within eight (8) business days from the date the warrant holder enters into a binding agreement, or some other number of days to be agreed by the Existing Warrant holder (the “Warrant Reprice Letter Agreement”), to exercise, paying the aggregate Amended Warrant Exercise Price of each respective Existing Warrant in cash to the Company (the “Warrant Repricing”). Holders of Existing Warrants have until December 31, 2023, to enter into a Warrant Reprice Letter Agreement by 4:00 p.m., Eastern Time, on December 31, 2023, after which time the original per share warrant exercise price of Existing Warrants will remain unchanged. Existing Warrants exercisable for an aggregate of up to 786,482 shares of our common stock are held by Excel Family Partners, LLLP, and Eagle Investment Group, LLC, entities managed by Bruce Cassidy, Sr., Chairman of our Board of Directors.  Existing Warrants exercisable for an aggregate of up to 443,332 shares of our common stock are held by Denise Penz, a member of our Board of Directors. As of the date of this Report, each of Mr. Cassidy and Ms. Penz had entered into a Warrant Reprice Letter Agreement to exercise their Existing Warrants, which will result in net proceeds to the Company of $983,851. As of the date of this Report, we have total commitments, including those from Mr. Cassidy and Ms. Penz, from holders of Existing Warrants to reprice and exercise Existing Warrants for an aggregate of 1,828,147 shares at an aggregate exercise price of $1,462,518. There is no assurance that other Existing Warrant holders (who are not officers or directors of the Company) will agree to the repricing and exercise of their Existing Warrants.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages, and positions of our executive officers and directors as of the date of this Report:

Name	Age	Position
Jon M. Niermann	58	Chief Executive Officer, Director
Neil Watanabe	69	Chief Financial Officer
Liam McCallum	42	Chief Product and Technical Officer
Bob Gruters	55	Chief Revenue Officer
Justis Kao	42	Chief Content Officer
Randy Greenberg	57	Chief Operating Officer and Chief Marketing Officer
Bruce A. Cassidy	73	Chairman of the Board
Denise M. Penz	55	Director
Sonya Zilka	54	Director
David Saint-Fleur	38	Director

The business address of each of Mr. Cassidy, Ms. Penz, Ms. Zilka, Mr. Saint-Fleur, Mr. Niermann, Mr. Watanabe, Mr. McCallum, Mr. Gruters, Mr. Kao and Mr. Greenberg is 2600 West Olive Avenue, Suite 5470, Burbank, California 91505. The following is a brief biography of each of our executive officers and directors:

Executive Officers

Jon M. Niermann is our Co-Founder, has been Chief Executive Officer since May 2016, and until November 2022, served as Chairman of the Board of Directors. Mr. Niermann is responsible for guiding our vision and strategy and leading our management team. Mr. Niermann concurrently serves as President of Retail Media TV, Inc. (“RMTV”), one of our wholly-owned subsidiaries. Prior to founding Loop Media in 2016, Mr. Niermann founded FarWest Entertainment, a global platform bridging the Asia-Pacific region and the West through multimedia entertainment and strategic partnerships and served as its Chief Executive Officer and Executive Producer from 2010 to 2015. From 2008 to 2011, Mr. Niermann was a late-night talk show host for the Fox International Channel’s “Asia Uncut.” He served as President of Electronic Arts Asia from 2003 to 2010, where he helped move the company’s game portfolio into online gaming, and spent fifteen years, from 1988-2003, with The Walt Disney Company, including as Managing Director and President, Asia Pacific, of Walt Disney International from 2001 to 2003. Mr. Niermann holds a Bachelor of Science and Arts in Finance and Marketing from the University of Denver, and an MBA from UCLA’s Anderson School of Management. Mr. Niermann was chosen to serve as a member of our Board of Directors due to his extensive experience in the entertainment industry, as well as the perspective he brings as our Co-Founder and CEO.

Neil Watanabe has served as our Chief Financial Officer since September 2021. He is responsible for overseeing our financial affairs. Mr. Watanabe concurrently serves as Treasurer of RMTV. Prior to joining Loop Media, Mr. Watanabe was most recently Principal of Watanabe Associates where he provided senior financial and accounting leadership to various companies, including Value Village Inc. (d.b.a “Savers”) and High Times Holding Corp. From 2015 to 2019, Mr. Watanabe was Chief Financial Officer of CarParts.com, Inc., (NASDAQ: PRTS), a publicly traded American online retailer of automotive parts and accessories for cars, vans, trucks, and sport utility vehicles. Mr. Watanabe also served as EVP & Chief Financial Officer of PetSmart Inc. (NASDAQ: PETM). Mr. Watanabe also worked in various financial and operational leadership roles at National Stores, Inc. and Shoe Pavilion (previously listed on Nasdaq while Mr. Watanabe was employed), and Mac Frugal’ s Bargains — Closeouts Inc. (d.b.a. “Pic N’ Sav”), (previously listed on NYSE while Mr. Watanabe was employed). Mr. Watanabe served as EVP and Chief Financial Officer of Anna’s Linens, Inc. from June 2006 until April 2014, when he voluntarily resigned. Anna’s Linens, Inc. filed a petition under Chapter 11 of the U.S. Bankruptcy Code on June 13, 2015. Mr. Watanabe is currently a board member of the National Corvette Museum and Reality Venture International and received his CPA certification in the State of Illinois. Mr. Watanabe holds a Bachelor of Arts from University of California, Los Angeles and a CPA Certification from University of Illinois at Urbana-Champaign.

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

Bob Gruters has served as our Chief Revenue Officer since May 2021. As our Chief Revenue Officer, he is responsible for the monetization of proprietary Loop assets across digital out-of-home, connected television and mobile app activities. Additionally, Mr. Gruters is also responsible for the growth and expansion of our overall revenue and Loop player network. In addition to his role as Chief Revenue Officer at Loop Media, Mr. Gruters also concurrently serves as a Director of RMTV and as a strategic advisor for MetaVRSE, a universal interactive web- based platform. Prior to this, from 2018 to 2021, Mr. Gruters was the Chief Revenue Officer of the Digital Trends Media Group, leading all on-platform and off-platform revenue creation initiatives with a high- performing sales and marketing team. Mr. Gruters also held P&L oversight and directed sales function, corporate development, marketing, pricing, and revenue management. From 2014 to 2018, Mr. Gruters served as Facebook’s Group Head of Sales Emerging Entertainment & Technology where he led the rapid growth and sustainable development of multiple vertical industries. Mr. Gruters served as EVP Sales & Marketing of REVOLT MEDIA & TV from 2013 to 2014, and spent four years, from 2009-2013, as SVP of Client Development at Univision Communications. From 2005 to 2009, Mr. Gruters served as Vice President of Business Development for MTV Networks’ Entertainment Group, which included Comedy Central, CMT, Spike TV, and TV Land. From 2002 to 2005, Mr. Gruters was the Director of Marketing Services for The New Yorker and spent three years as a Media Director of Sony Electronics from 1999 to 2002. Prior to 2002, Mr. Gruters led sales & marketing for JC Decaux’s airport advertising division in the US. Mr. Gruters holds a Bachelor of Arts in Communications and Advertising from Rowan University.

Justis Kao was on the founding team of Loop Media and was appointed to serve as our Chief Content Officer as of the date of this Report. In addition to his role as Chief Content Officer, Mr. Kao concurrently serves as a director of our wholly-owned subsidiary, EON Media Group Pte. Ltd. (“EON Media”) and has served as Head of EON Media’s radio show, “Asia Pop40,” since May 2021. Mr. Kao oversees our content licensing, content strategy and in-house studio production of our music and non-music content. Prior to being named Chief Content Officer, Mr. Kao held several positions at Loop Media, including Chief of Staff from Sept 2022 until May 2023; Chief Communications Officer from 2016 until Sept 2022; Head of Industry Relations from September 2021 to September 2023; Head of Investor Relations from January 2016 to December 2019 and Head of Human Resources from May 2016 to December 2019. Prior to joining the founding team at Loop Media, Mr. Kao was Managing Partner and Chief Operating Officer of Circle 77 Holdings, LLC, from 2015 to 2016, and he served as Creative Director at FarWest Entertainment from 2012 to 2015. Mr. Kao holds a Bachelor of Music from Berklee College of Music.

Randy Greenberg’s appointment to serve as our Chief Operating Officer and our Chief Marketing Officer became effective as of the date of this Report. As our Chief Operating Officer, he is responsible for overseeing daily operations across our business, and as our Chief Marketing Officer, he is responsible for developing marketing strategies, building brand awareness, collaborating with teams across our business and driving revenue growth. Mr. Greenberg joined Loop Media as Head of Operations and Marketing in July 2023. In addition to his roles as Chief Operating Officer and Chief Marketing Officer, Mr. Greenberg concurrently serves as chairman of the board of Hyype Space, LLC, a marketing technology app founded in 2022, where prior to joining Loop, he served as its Chief Executive Officer. Prior to Hyype

Space, Mr. Greenberg was the founder, executive producer, advisor, and entertainment consultant at The Greenberg Group, a global entertainment content and investment advisory company, where, from 2013 to 2023, he provided commercial and operational advice and services to various entertainment companies and investors. While at The Greenberg Group, Mr. Greenberg was an executive producer on several films including "The Meg" and "Meg 2: The Trench," in addition to being a co-executive producer on the Netflix TV series, "A Tale Dark & Grimm." Prior to founding The Greenberg Group, Mr. Greenberg was involved in the business strategy, marketing and executive operations of various companies, including the Resolution Talent Agency, where he was co-founder and Co-Head of Operations from August 2011 to October 2013.  From 2006 to 2011, Mr. Greenberg served as Executive Vice President of Worldwide Marketing and Business Affairs at Platinum Studios, a publicly traded comic book entertainment company.  Prior to that, from 2001 to 2004, Mr. Greenberg was SVP and Head of International Theatrical Marketing and Distribution at Universal Pictures, where he was responsible for the profit and loss at the billion-dollar division, served on its motion picture greenlight committee and was a member of the board of directors of its international theatrical joint venture.  Mr. Greenberg has taught the course “The Business of Entertainment” at UCLA Extension since 2014 and started his media career as an intern in accounting at Warner Brothers. Mr. Greenberg holds a Bachelor of Science and Arts in Marketing from the University of Denver.

Non-Employee Directors

Bruce A. Cassidy has been a member of our Board of Directors since December 2019 and has served as Chairman of the Board since November 2022. In addition to his role on our Board of Directors, Mr. Cassidy currently serves on the boards for various companies, including as chairman of the board of each of Assisted 4 Living, Inc., KeyStar Corporation (d/b/a Zensports) and the Sarasota Green Group, and as a member of the board of Oragenics, Inc. He was also the founding investor and served on the board of directors of Ohio Legacy Corp. Previously, Mr. Cassidy was the founder and CEO of Excel Mining Systems from 1991 until its sale in 2007 to Orica Mining Services, and from 2008 to 2009, he served as the President and CEO of one of its subsidiaries, Minora North & South Americas. He is currently the President of The Concession Golf Club in Sarasota, Florida. Mr. Cassidy was chosen to serve as a member of our Board of Directors due to his extensive leadership and business experience in the entertainment and media industry and as a CEO of a large company, as well as his service on other boards of directors.

Denise M. Penz has been a member of our Board of Directors since October 2021. In addition to her role on our Board of Directors, Ms. Penz concurrently serves as the Chief Executive Officer and Vice Chairman of The Preferred Legacy National Trust Bank, a nationally-chartered trust company which Ms. Penz also founded. Ms. Penz served as Founder, Executive Vice President, Chief Operating Officer and Wealth Manager of Premier Bank & Trust / Ohio Legacy Corp for nine years from 2010 to 2019. In this role, Ms. Penz was responsible for four major sales divisions in retail banking, mortgage banking, private banking, and wealth services (including trust and investments). From 2008 to 2010, Ms. Penz founded Excel Financial / Excel Bancorp and led a group of private equity investors to create a community bank and trust company. Lastly, Ms. Penz was the Senior Vice President & Trust and Investment Services Director of the Belmont National Bank / Sky Bank / Huntington Bank from 1996 to 2008, where she managed the trust and investment departments, developed strategic planning initiatives and was directly responsible to the CEO and Board of Directors. Ms. Penz holds a Bachelor of Science in Management and Accounting from West Liberty State College, and an MBA from Wheeling Jesuit University. Ms. Penz was chosen to serve as a member of our Board of Directors due to her considerable leadership experience in the financial sector along with proven success in raising capital, strategic planning and organizational growth.

Sonya Zilka has been a member of our Board of Directors since October 2021. In addition to her role on our Board of Directors, Ms. Zilka currently serves as the President & Chair of The Beyond Benefits Life Sciences Board of Trustees, a position she has held since 2020. Furthermore, since 2019, Ms. Zilka has served as the Chief People Officer at the Chan Zuckerberg Biohub where she leads HR functions and spearheads internal communications. From 2013 through 2015, and again in 2018, Ms. Zilka was an Executive Coach and Organizational Development/ Human Resource consultant at ZHR Consulting, a firm specializing in independent organizational development and human capital consulting. From 2013 to 2015, and again in 2018, Ms. Zilka served as Vice President of Human Resources at Actelion Pharmaceuticals, where she led human resources, corporate communications and facilities for the United States. Ms. Zilka holds a Bachelor of Science in Psychology from Washington State University, and a Master’s Degree in Organizational Psychology from

Columbia University. Ms. Zilka was chosen to serve as a member of our Board of Directors for her proven leadership and extensive experience in human capital consulting and human resources.

David Saint-Fleur has been a member of our Board of Directors since September 2022. In addition to his role on our Board of Directors, Mr. Saint-Fleur currently serves in a senior role in Global Artists & Repertoire (“A&R”) at Atlantic Records, a position he has held since June 2021. Prior to this, Mr. Saint-Fleur was in a senior role in Global A&R at Warner Music Group from 2017 to 2021. Mr. Saint-Fleur also serves as a music producer and songwriter at Saint Productions, LLC, his own production company, which he started in 2007. In his role at Saint Productions LLC, Mr. Saint-Fleur has produced and written for various notable artists, including (but not limited to) David Guetta, Bebe Rexha, Dolly Parton, Jason Derulo and Little Mix. Mr. Saint-Fleur was chosen to serve as a member of our Board of Directors for his considerable experience in the music industry, particularly in artist relations, and his proven track record in producing and developing emerging and established talent.

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

Based solely upon our review of copies of Forms 3, 4 and 5 furnished to us, we believe that all of our directors, executive officers and any other applicable stockholders timely filed all reports required by Section 16(a) of the Exchange Act during the fiscal year ended September 30, 2023, except for the following:  (i) we filed a Form 4 for Jon M. Niermann and Pioneer Productions, LLC on October 6, 2023, covering a transaction that required a Form 4 filing due on October 21, 2022; (ii) we filed a Form 3 for the Jon Maxwell Niermann Living Trust on October 6, 2023, covering a transaction that required a Form 3 filing due on October 29, 2022.

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

Board Leadership Structure and Role in Risk Oversight

Our Chief Executive Officer, Mr. Niermann, is also a Board member and until November 2022, was the Chairman of the Board, at which time Mr. Bruce Cassidy was appointed Chairman of the Board. Periodically, our Board of Directors assesses these roles and the Board of Directors leadership structure to ensure the our interests and our stockholders are best served. The Board recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure, so as to provide independent oversight of management. The Board understands that there is no single, generally accepted approach to providing Board leadership and that given the dynamic and competitive environment in which we operate, the right Board leadership structure may vary as circumstances warrant. Consistent with this understanding, the Nominating and Corporate Governance Committee periodically considers the Board’s leadership structure. This consideration includes the pros and cons of alternative leadership structures in light of our operating and governance environment at the time, with the goal of achieving the optimal model for effective oversight of management by the Board.

Although our Chief Executive Officer historically also served as Chairman of the Board, we do not have a specific policy regarding the separation of the offices of Chairman of the Board and the Chief Executive Officer. The Board believes that this separation is presently appropriate as it allows the Chief Executive Officer to focus primarily on leading our day-to-day operations while the Chairman of the Board can focus on leading the Board in the performance of its duties. We acknowledge, however, that there may be circumstances in the future when it is in our best interests to combine the positions of Chairman of the Board and the Chief Executive Officer.

While management is responsible for assessing and managing our risks, our Board of Directors is responsible for overseeing management’s efforts to assess and manage risk. This oversight is conducted primarily by our full Board of Directors, primarily through the following:

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

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee consists of Denise Penz, David Saint-Fleur and Bruce Cassidy, with Bruce Cassidy serving as the Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee nominates individuals to be elected to the Board of Directors by our stockholders. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in our Amended and Restated Bylaws (the “Bylaws”) and will apply the same criteria to all persons being considered. All members of the Nominating and Corporate Governance Committee are independent directors as defined under the NYSE American rules.

Board Composition

Our Board currently consists of five members. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal. We have no formal policy regarding board diversity. Our priority in selection of board members is identification of members who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business and understanding of the competitive landscape. In accordance with NYSE corporate governance requirements, we are required to hold an annual meeting within one year after our fiscal year end.

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

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (“Principal Executive Officer”) and our two most highly compensated executive officers other than the Principal Executive Officer (collectively, the “Named Executive Officers”) during fiscal years ended September 30, 2023, and 2022.

Name & Principal Position	Fiscal Year Ended	Salary ($)		Bonus ($)		Option Awards ($)		Restricted Stock Option Awards ($)		Total ($)

Jon M. Niermann	2023	565,417	(1)	—	(2)	—		—		565,417
Chief Executive Officer& Director	2022	364,479		925,000	(3)	1,750,000	(4)	1,750,000	(5)	4,214,479

Liam McCallum	2023	393,333	(1)	—	(2)	—		—		393,333
Chief Product and Technology Officer	2022	—		—		—		—		—

Bob Gruters	2023	916,263	(1) (6)	—	(2)	—		—		916,263
Chief Revenue Officer	2022	1,380,466	(7)	—		750,000	(4)	750,000	(5)	2,880,466
(1)	Effective as of September 1, 2023, members of our senior management, including each Named Executive Officer, agreed to reduce their salaries for an indefinite period as part of our efforts to reduce our overall SG&A costs. While such reductions are not intended to be permanent, they were still in place as of the date of this Report.
(2)	No bonuses were or will be paid in respect of fiscal 2023.
(3)	Mr. Niermann received a bonus upon the closing of the September 2022 Offering and a performance-based bonus for the fiscal year ended September 30, 2022.

(4)	The fair value of stock options is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model. We use the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past. Further information regarding assumptions made in calculating the grant date fair value of options can be found in “Note 12 — Stock Options, Restricted Stock Units and Warrants” to our financial statements included in this Report.
(5)	The number of restricted stock units granted to each Named Executive Officer is equal to the dollar amount noted in the table above, divided by $5.00, which was the public offering price per share sold in the September 2022 Offering.
(6)	Mr. Gruters’ salary for the fiscal year ended September 30, 2023, includes $548,763 in sales commissions paid in accordance with the terms of the CRO Employment Letter Agreement, as defined below. See “—Employment Agreements – Bob Gruters – Employment Letter Agreement.”
(7)	Mr. Gruters’ salary for the fiscal year ended September 30, 2022, includes $1,097,705 in sales commissions paid in accordance with the terms of the CRO Employment Letter Agreement, as defined below. See “—Employment Agreements – Bob Gruters – Employment Letter Agreement.”

As of the fiscal year ended September 30, 2023, we had no plans in place and had never maintained any plans that provided for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreements

Jon Niermann – Employment Agreement

We entered into an employment agreement with Jon Niermann, the Chief Executive Officer (the “CEO Employment Agreement”), effective as of March 1, 2021. Pursuant to the CEO Employment Agreement, the term of employment is three (3) years, renewable every three (3) years, unless terminated. Until September 2022, Mr. Niermann was entitled to receive an annual base salary of $350,000 as well as discretionary bonuses as may be awarded from time to time by the Compensation Committee of the Board, if one exists, or by our Board.  Mr. Niermann received a bonus of $350,000 upon the closing of the September 2022 Offering. Mr. Niermann is eligible to participate in all benefit plans that we offer to our executive officers, including any incentive compensation plans. Effective upon the last pay cycle of fiscal year 2022, Mr. Niermann’s salary was increased to $575,000 per year. He was also granted retention equity grants under the Amended and Restated 2020 Equity Incentive Plan consisting of (i) 350,000 restricted stock units (“RSUs”), based on a value of $1,750,000 and a per share price of $5.00, vesting 25% upon one year from the grant date and the remainder in equal quarterly installments over three years, and (ii) options to purchase 707,070 shares of common stock, at an exercise price of $4.95 per share, vesting 100% on grant date. See “—Outstanding Equity Awards at Fiscal Year-End.” Effective September 1, 2023, Mr. Neirmann’s monthly base salary was reduced from $47,917 to $38,333 for an indefinite period of time as part of our efforts to reduce our overall SG&A costs. This reduction was still in place as of the date of this Report.

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

Liam McCallum – Employment Agreement

We entered into an employment agreement with Liam McCallum, the Chief Product and Technical Officer (the “CPTO Employment Agreement”), which is effective as of April 1, 2021. Pursuant to the CPTO Employment Agreement, the term of employment is three (3) years, renewable every three (3) years, unless terminated. Mr. McCallum is entitled to receive an annual base salary of $275,000 as well as discretionary bonuses as may be awarded from time to time by the Compensation Committee of the Board, if one exists, or by our Board, and he is entitled to an up-list bonus of $250,000 upon the listing of our common stock on a national securities exchange. Mr. McCallum is eligible to participate in all benefit plans that we offer to our executive officers, including any incentive compensation plans. Effective September 1, 2023, Mr. McCallum’s monthly base salary was reduced from $33,333 to $26,666 for an indefinite period of time as part of our efforts to reduce our overall SG&A costs.  This reduction was still in place as of the date of this Report.

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

Bob Gruters

We entered into an employment letter agreement with Bob Gruters, Chief Revenue Officer (the “CRO Employment Letter Agreement”), which was effective as of May 3, 2021. Pursuant to the CRO Employment Letter Agreement, Mr. Gruters’ employment does not have a fixed term and he is employed on an “at will” basis.  Through fiscal year 2022, Mr. Gruters was entitled to receive an annual base salary of $275,000, as well as sales commission of five percent (5%) of all advertising and sponsorship revenue brought in by him or his sales team, payable on a quarterly basis and as determined with reference to revenue actually recognized by and paid to us, and subject to industry standard terms and practice, as agreed between Mr. Gruters and the CEO, and approved by the Board.  Mr. Gruters is eligible to participate in all customary benefit plans and programs. Effective upon the last pay cycle of fiscal year 2022, Mr. Gruters’ salary was increased to $365,000 per year. He was also granted retention equity grants under the Amended and Restated 2020 Equity Incentive Plan consisting of (i) 150,000 RSUs based on a value of $750,000 and a price per share of $5.00, vesting 25% upon one year from the grant date and the remainder in equal quarterly installments over three years and (ii) options to purchase 303,030 shares of common stock, with an exercise price of $4.95 per share, vesting 25% upon one year from the grant date and the remainder in equal monthly installments over three years. See “—Outstanding Equity Awards at Fiscal Year-End.” Effective September 1, 2023, Mr. Gruter’s monthly base salary was reduced from $31,250 to $25,000 for an indefinite period of time as part of our efforts to reduce our overall SG&A costs.  This reduction was still in place as of the date of this Report.

For fiscal year 2023, in addition to his base salary, Mr. Gruters was entitled to earn sales commission of one percent (1%) of all advertising and sponsorship revenue brought in by him or his sales team, payable on a quarterly basis, and subject to established performance goals being met.

The CRO Employment Letter Agreement contains customary non-solicitation, and other restrictive covenants to which Mr. Gruters is subject during the term of his employment and for a 24-month period following termination for any reason.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers and our directors as of September 30, 2023:

Name	Number of securities underlying unexercised options (#) Unexercisable		Number of securities underlying unexercised options (#) Exercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)

Jon M. Niermann	52,084	(1)	364,582	(1)	3.30	November 10, 2030	262,500	(3)	1,312,500	(4)
CEO	—	(2)	707,070	(2)	4.95	September 22, 2032

Liam McCallum	—		668,917	(5)	1.98	September 30, 2028	67,500	(8)	337,500	(4)
CPTO	20,834	(6)	145,832	(6)	3.30	November 10, 2030
	—	(7)	181,820	(7)	4.95	September 22, 2032

Bob Gruters	44,445	(9)	155,555	(9)	8.25	May 3, 2031	112,500	(11)	562,500	(4)
CRO	227,273	(10)	75,757	(10)	4.95	September 22, 2032

(1)	Of Mr. Niermann’s 416,666 options, 364,582 options had vested as of September 30, 2023.
(2)	Mr. Niermann’s 707,070 options fully vested and became exercisable on September 22, 2022, the date the award was granted.
(3)	Of Mr. Niermann’s 350,000 restricted stock units ("RSUs”), 262,500 had not vested as of September 30, 2023.
(4)	RSUs were issued to each Named Executive Officer at $5.00 per share, the public offering price per share sold in the September 2022 Offering.
(5)	Mr. McCallum’s 668,917 options fully vested and became exercisable on October 31, 2018, the date the award was granted.
(6)	Of McCallum’s 166,666 options, 145,832 had vested as of September 30, 2023.
(7)	Mr. McCallum’s 181,820 options fully vested and became exercisable on September 22, 2022, the date the award was granted.
(8)	Of Mr. McCallum’s 90,000 RSUs, 67,500 had not vested as of September 30, 2023.
(9)	Of Mr. Gruters’ 200,000 options, 155,555 had vested as of September 30, 2023.
(10)	Of Mr. Gruters’ 303,030 options, 75,757 had vested as of September 30, 2023.
(11)	Of Mr. Gruter’s 150,000 RSUs, 112,500 had not vested as of September 30, 2023.

Director Compensation

The following table summarizes the compensation paid to each of our non-employee directors for the fiscal year ended September 30, 2023:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Total ($)

Bruce Cassidy, Chairman	94,000	—	—	94,000
Denise Penz	75,750	—	22,777	98,527
Sonya Zilka	67,500	—	22,777	90,277
David Saint-Fleur	49,000	—	—	49,000

Our non-employee directors had the following outstanding equity awards as of September 30, 2023:

Name	Number of securities underlying unexercised options (#) Unexercisable	Number of securities underlying unexercised options (#) Exercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)

Bruce Cassidy, Chairman	—	—		—	—	36,616	203,200
	—	—		—	—	20,385	127,000

Denise Penz	—	14,366	(1)	6.90	October 11, 2031	36,616	203,200
	—	7,183	(2)	6.23	January 3, 2033	20,385	127,000

Sonya Zilka	—	14,366	(3)	6.90	October 11, 2031	36,616	203,200
	—	7,183	(4)	6.23	January 3, 2033	20,385	127,000

David Saint-Fleur	—	—		—	—	36,616	203,200
	—	—		—	—	20,385	127,000
(1)	Ms. Penz’s 14,366 options had fully vested as of September 30, 2023.
(2)	Ms. Penz’s 7,183 options had fully vested as of September 30, 2023.
(3)	Ms. Zilka’s 14,366 options had fully vested as of September 30, 2023.
(4)	Ms. Zilka’s 7,183 options had fully vested as of September 30, 2023.

In September 2022, we adopted a compensation policy pursuant to which our Board members may receive cash and equity remuneration for their services as directors, as set forth below. All equity awards to be granted under this policy will be granted pursuant to the Amended and Restated 2020 Equity Incentive Plan, including vesting periods, which may vary and are determined by the Board or a committee of the Board. See “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters— The Loop Media, Inc. Amended and Restated 2020 Equity Incentive Compensation Plan.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of December 15, 2023, there were 70,691,228 shares of common stock outstanding.

The following table sets forth, as of December 15, 2023, ownership of our voting securities that are beneficially owned by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of any class of our voting securities;
●	each of our Named Executive Officers;
●	each of our directors; and
●	all of our executive officers and directors as a group.

Information relating to beneficial ownership of the voting securities by our principal stockholders and management is based upon each person’s information using “beneficial ownership” concepts under the SEC rules. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within sixty (60) days of December 15, 2023, are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, ownership consists of sole ownership, voting and investment rights, and the address for each stockholder listed is c/o Loop Media, Inc., 2600 West Olive Avenue, Suite 5470, Burbank, CA 91505.

	Amount and Nature of Beneficial
	Ownership of Common Stock
	Number of	Percent
Name and Address of Beneficial Holder	Shares Owned	of Class
5% Stockholders
Dreamcatcher, LLC 1879 Hazelton Drive Germantown, TN 38138	3,878,988	5.6%
Running Wind, LLC 1879 Hazelton Drive Germantown, TN 38138	3,878,989	5.6%
Bruce A. Cassidy 2013 Irrevocable Trust Dated June 18, 2013, an Ohio Legacy Trust Company (1) 103 Plaza Drive, Suite B, St. Clairsville, OH 43950	3,889,254	5.6%
Jeremy Boczulak (2) 1345 Sweetwater Drive Brentwood, TN 37027	3,544,576	5.0%

Named Executive Officers and Directors
Jon Niermann, Chief Executive Officer and Director (3)	7,891,097	11.3%
Liam McCallum, Chief Product & Technology Officer (4)	2,375,389	3.4
Bob Gruters, Chief Revenue Officer	—	*
Bruce A. Cassidy, Chairman (5)(6)	19,270,653	26.5%
Denise A. Penz, Director (7)(8)	696,755	1.0%
Sonya Zilka, Director	—	*
David Saint-Fleur, Director	—	*
All Executive Officers and Directors as a Group	31,850,911	41.3%

*Indicates less than 1% of class.

(1)	The beneficial ownership of the Bruce A. Cassidy 2013 Irrevocable Trust Dated June 18, 2013, an Ohio Legacy Trust Company (the “Cassidy Trust”) includes: (i) 3,866,527 shares of common stock and (ii) 22,727 shares of common stock issuable upon exercise of warrants exercisable within sixty (60) days of December 15, 2023.
(2)	Mr. Boczulak’s beneficial ownership includes (A) (i) 1,000,000 shares of common stock held in his name; (B) 1,817,835 shares of common stock issuable upon exercise of warrants exercisable within sixty (60) days of December 15, 2023, held by Sake TN, LLC, of which Mr. Boczulak is the sole owner and Manager; (C) (i) 1,237 shares of common stock and (ii) 266,649 shares of common stock issuable upon exercise of warrants exercisable within sixty (60) days of December 15, 2023, held by Sunnybrook Investment LLC, of which Mr. Boczulak is the sole owner and Manager; (D) 112,445 shares of common stock held by West End Builders, of which Mr. Boczulak is the Director; (E) 346,076 shares of common stock held jointly by Mr. Boczulak and his spouse, over which Mr. Boczulak has shared power to vote and invest; and (F) 334 shares of common stock held by Mr. Boczulak’s child, over which Mr. Boczulak has shared power to vote and invest.
(3)	Mr. Niermann’s beneficial ownership includes (A) (i) 707,070 shares of common stock underlying an option, which is fully vested and exercisable within sixty (60) days of December 15, 2023, at an exercise price of $4.95 per share; (ii) 407,985 shares of common stock underlying a stock option exercisable within sixty (60) days of December 15, 2023, at an exercise price of $3.30 per share; and (iii) 109,375 shares of common stock underlying vested restricted stock units (“RSUs”) that are vested or will vest within sixty (60) days of December 15, 2023, held directly by Mr. Niermann; (B) 6,666,666 shares of common stock held directly by The Jon Maxwell Niermann Living Trust, of which Mr. Niermann is the Trustee, and (C) one (1) share of common stock held by Pioneer Productions, 420 8th Street, Huntington Beach, CA 92648, of which Mr. Niermann is the Sole Member. Excludes 8,681 shares of common stock underlying a stock option and that are not exercisable within sixty (60) days of December 15, 2023, and 240,625 shares of common stock underlying unvested RSUs held by Mr. Niermann.

(4)	Mr. McCallum’s beneficial ownership includes (i) 1,333,334 shares of common stock; (i) 181,820 shares of common stock underlying a stock option exercisable within sixty (60) days of December 15, 2023, at an exercise price of $4.95 per share; (ii) 163,193 shares of common stock underlying a stock option exercisable within sixty (60) days of December 15, 2023, at an exercise price of $3.30 per share; (iii) 668,917 shares of common stock underlying an option, which is fully vested and exercisable within sixty (60) days of December 15, 2023, at an exercise price of $1.98 per share, and (iv) 28,125 shares of common stock underlying RSUs that are vested or will vest within sixty (60) days of December 15, 2023. Excludes 3,473 shares of common stock underlying a stock option that are not exercisable within sixty (60) days of December 15, 2023, and 61,875 shares of common stock underlying unvested RSUs held by Mr. McCallum.
(5)	Mr. Cassidy’s beneficial ownership includes (A) (i) 12,730,632 shares of common stock and (ii) 3,772,593 shares of common stock issuable upon exercise of warrants exercisable within sixty (60) days of December 15, 2023, held by Excel Family Partnership LLLP (“Excel”), of which Mr. Cassidy is the Manager of Excel’s general partner; (B) (i) 2,600,000 shares of common stock and (ii) 138,889 shares of common stock issuable upon exercise of warrants exercisable within sixty (60) days of December 15, 2023, held by Eagle Investment Group, LLC, of which Mr. Cassidy is the Manager; and (C) 28,539 shares of common stock underlying RSUs vested or will vest within sixty (60) days of December 15, 2023, held directly by Mr. Cassidy. Excludes 24,462 shares of common stock underlying unvested RSUs held by Mr. Cassidy.
(6)	In connection with the December 14, 2023, Warrant Repricing, Mr. Cassidy entered into a Warrant Reprice Letter Agreement to exercise certain Existing Warrants held by Excel for an aggregate of 647,593 shares of our common stock, and the Existing Warrant held by Eagle for an aggregate of 138,889 shares of our common stock. Upon the closing of the Warrant Repricing, and effective December 14, 2023, Mr. Cassidy’s beneficial ownership held by Excel includes (i) 13,378,225 shares of common stock and (ii) 3,125,000 shares of common stock issuable upon exercise of warrants exercisable within sixty (60) days of December 15, 2023, and Mr. Cassidy’s beneficial ownership of our common stock held by Eagle increased to 2,738,889 shares. See “Item 9B – Repricing and Exercise of Certain Existing Warrants.”
(7)	Ms. Penz’s beneficial ownership includes (A) (i) 176,668 shares of common stock; (ii) 443,332 shares of common stock issuable upon exercise of warrants exercisable within sixty (60) days of December 15, 2023; (iii) 14,366 shares of common stock underlying a stock option, exercisable within sixty (60) days of December 15, 2023, at an exercise price of $6.90 per share; (iv) 7,183 shares of common stock underlying a stock option exercisable within sixty (60) days of December 15, 2023, at an exercise price of $6.23 per share; and (v) 28,539 shares of common stock underlying vested RSUs, all held directly by Ms. Penz; and (B) 26,667 shares of common stock held by Ms. Penz in a Self-Directed Traditional IRA. Excludes 24,462 shares of common stock underlying unvested RSUs held by Ms. Penz.
(8)	In connection with the December 14, 2023, Warrant Repricing, Ms. Penz entered into a Warrant Reprice Letter Agreement to exercise all Existing Warrants held by her for an aggregate of 443,332 shares of our common stock. Upon the closing of the Warrant Repricing, and effective December 14, 2023, Ms. Penz’s beneficial ownership of our common stock held directly by her increased to 620,000 shares. See “Item 9B – Repricing and Exercise of Certain Existing Warrants.”

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2023, a total of 11,419,060 shares of common stock were authorized and reserved for Awards (as defined below) to be made under the Amended and Restated 2020 Equity Incentive Plan (also referred to in this section as the “Plan”), and as of September 30, 2023, 1,413,357 shares remained available for issuance under the Plan. The Amended and Restated 2020 Equity Incentive Plan automatically increases the number of shares available for issuance under the Plan on the first day of each fiscal year by an amount equal to five percent (5%) of the total number of shares of common stock outstanding on the last day of the preceding fiscal year, unless the Board votes for it not to increase. See —“The Loop Media, Inc. Amended and Restated 2020 Equity Incentive Plan.” As a result of this “evergreen” feature, the number of shares available for issuance under the Plan was increased by 3,281,008 shares on October 1, 2023, for a total of 14,700,068 shares of common stock authorized for issuance of Awards. As of December 15, 2023, a total of 4,628,337 shares remained available for issuance under the Amended and Restated 2020 Equity Incentive Plan.

Options granted in the future under the Amended and Restated 2020 Equity Incentive Plan are within the discretion of our Board of Directors. The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of September 30, 2023.

Number of securities remaining
	Number of securities to		Weighted-average	available for future issuances
	be issued upon exercise		exercise price of	under equity compensation plans
	of outstanding options,		outstanding options,	under equity compensation (excluding)
	warrants and rights		warrants and rights	securities reflected in column (a)
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	10,005,703	(1) (2)	$3.84	1,413,357

Equity compensation plans not approved by security holders	—		—	—

Total	10,005,703		$3.84	1,413,357

(1)	Includes:
a)	8,849,306 shares issuable upon the exercise of outstanding options;
b)	1,156,397 shares issuable upon the vesting of restricted stock units; and
c)	1,885,681 shares underlying stock option awards that were granted under the Loop Media, Inc. Amended and Restated 2016 Equity Incentive Plan, which was adopted by the Board and approved by stockholders on June 7, 2016, and amended and restated by the Board and approved by stockholders October 4, 2016. No further awards of any type available under this plan may be granted. See —“The Loop Media, Inc. Amended and Restated 2016 Equity Incentive Plan.”
(2)	Does not include outstanding shares issuable upon the exercise of warrants, which are not issued under our Amended and Restated 2020 Equity Incentive Plan.
(3)	The weighted-average exercise price does not consider the shares issuable upon vesting of outstanding RSUs, which have no exercise price.
(4)	All securities remaining available for future issuance will be made in accordance with the Amended and Restated 2020 Equity Incentive Plan, which was ratified by the holders of a majority of our outstanding voting stock (the “Majority Stockholders”) pursuant to the Majority Written Consent of Stockholders in Lieu of Annual Meeting dated April 27, 2021 (the “April 2021 Written Consent”), and further amended and restated by the Board on September 18, 2022. See — “The Loop Media, Inc. Amended and Restated 2020 Equity Incentive Plan.”

The Loop Media, Inc. Amended and Restated 2020 Equity Incentive Compensation Plan

Our Board and management believe that the effective use of stock-based long-term incentive compensation is vital to our ability to achieve strong performance in the future. The Amended and Restated 2020 Equity Incentive Plan (also referred to in this section as the “Plan”) was originally adopted by the Board on June 15, 2020, amended by the Board on November 10, 2020, and further amended and restated on April 27, 2021, to set the total number of shares of common stock available under the Plan at 4,866,666. On April 27, 2021, pursuant to the April 2021 Written Consent, the Majority Stockholders ratified the Plan. The Amended and Restated 2020 Equity Incentive Plan was further amended and restated by the Board on September 18, 2022, to, among other things, increase the number of shares of our common stock available under the 2020 Equity Incentive Plan to 8,600,000 and to add an “evergreen” feature to automatically increase the number of shares of common stock available under our Amended and Restated 2020 Equity Incentive Plan as described further below.

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

The Amended and Restated 2020 Equity Incentive Plan is intended as an incentive to enable us to (a) attract and retain the types of employees, consultants and directors who will contribute to our long- range success; (b) provide incentives that align the interests of employees, consultants, and directors with those of our stockholders; and (c) promote the success of our business. Awards that may be granted under the Plan include: (a) Incentive Stock Options; (b) Non-qualified Stock Options (Incentive Stock Options and Non-qualified Stock Options together referred to as “Options”); (c) Stock Appreciation Rights; (d) Restricted Awards; (e) Performance Share Awards; (f) Cash Awards; and (g) Other Equity-Based Awards (all as defined in the Plan, and collectively, “Awards”).

The Amended and Restated 2020 Equity Incentive Plan allows a total share reserve of no more than 8,600,000 shares of common stock for the grant of Awards. Pursuant to the Plan’s “evergreen” feature, the number of shares of common stock reserved for issuance will automatically increase on the first day of each fiscal year commencing with October 1, 2022, and on the first day of each fiscal year thereafter until the date the Amended and Restated 2020 Equity Incentive Plan expires, by an amount equal to five percent (5%) of the total number of shares of our common stock outstanding on the last day of the preceding fiscal year (or September 30), unless the Board determines before an annual increase takes effect that no increase will be made or a lesser increase. The Amended and Restated 2020 Equity Incentive Plan includes customary terms for adjustments to the number of shares of common stock reserved for issuance or subject to Awards due to changes to the common stock, such as due to a stock split or reorganization.

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

Awards may be granted to our employees, consultants and directors and such other individuals designated by the committee who are reasonably expected to become employees, consultants, and directors after the receipt of Awards. Incentive Stock Options may be granted only to our employees, while Awards other than Incentive Stock Options may be granted to our employees, consultants, and directors. As of December 15, 2023, we had four (4) non-employee directors, approximately 78 employees and approximately 20 consultants who would be eligible for grants under the Amended and Restated 2020 Equity Incentive Plan.

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

Unless otherwise provided in an Award Agreement or in an employment agreement, the terms of which have been approved by the committee, in the event an Optionholder’s Continuous Service (as defined in the Amended and Restated 2020 Equity Incentive Plan) terminates (other than upon the Optionholder’s death or disability), the Optionholder may exercise his or her Option (to the extent that the Optionholder was entitled to exercise such Option as of the date of termination) but only within such period of time ending on the earlier of: (a) the date three months following the termination of the Optionholder’s Continuous Service; or (b) the expiration of the term of the Option as set forth in the Award Agreement. Notwithstanding anything to the contrary contained in the Plan, if the termination of Continuous Service is by us for Cause, all outstanding Options (whether or not vested) shall immediately terminate and cease to be exercisable. If, after termination, the Optionholder does not exercise his or her Option within the time specified in the Award Agreement, the Option shall terminate.

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

Notwithstanding any other provisions in the Amended and Restated 2020 Equity Incentive Plan, we may cancel any Award, require reimbursement of any Award by a participant, and effect any other right of recoupment of equity or other compensation provided under the Plan in accordance with any Company policies that may be adopted and/or modified from time to time (the “Clawback Policy”). In addition, a participant may be required to repay to us previously paid compensation, whether provided pursuant to the Plan or an Award agreement, in accordance with the Clawback Policy.

The Board, at any time, may amend or terminate the Amended and Restated 2020 Equity Incentive Plan as it shall deem advisable; provided, however, no amendment shall be effective unless approved by our stockholders to the extent stockholder approval is required by applicable law, regulation, or stock exchange rule. It is expressly contemplated in the Amended and Restated 2020 Equity Incentive Plan that the Board may amend the Plan in any respect the Board deems necessary or advisable to provide eligible employees, consultants and directors with the maximum benefits provided or to be provided under the provisions of the Internal Revenue Code of 1986 and the regulations promulgated thereunder (the “Code”) relating to Incentive Stock Options or to the non-qualified deferred compensation provisions of Section 409A of the Code and/or to bring the Amended and Restated 2020 Equity Incentive Plan and/or Awards granted under it into compliance therewith.

The committee at any time, and from time to time, may amend the terms of any one or more Awards; provided, however, that the committee may not affect any amendment which would otherwise constitute an impairment of the rights under any Award unless: (a) we request the consent of the participant; and (b) the participant consents in writing.

The Amended and Restated 2020 Equity Incentive Plan also contains provisions with respect to payment of exercise prices, vesting and expiration of Awards, treatment of Awards upon the sale of the Company, transferability of Awards, and tax withholding requirements. Various other terms, conditions, and limitations apply, as further described in the Plan.

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

Giving effect to the “evergreen” increase on October 1, 2023, of 3,281,008 in the number of shares available for issuance of awards under the Amended and Restated 2020 Equity Incentive Plan, as of December 15, 2023, 4,628,377 shares of common stock remained available for future Awards.

The Loop Media, Inc. Amended and Restated 2016 Equity Incentive Plan

Prior to us adopting the Amended and Restated 2020 Equity Incentive Plan, we issued awards under the Loop Media, Inc. Amended and Restated 2016 Equity Incentive Plan, which was adopted by the Board and approved by stockholders June 7, 2016, and amended and restated by the Board and stockholders October 4, 2016 (the “2016 Equity Incentive Plan”). The total number of shares reserved and available for grant under the 2016 Equity Incentive Plan was 3,333,333 shares of common stock.

At the time of the Merger with Predecessor Loop, Predecessor Loop stockholders received one newly issued share of our common stock in exchange for each share of Predecessor Loop common stock. According to the Merger Agreement, each option to purchase shares of Predecessor Loop common stock pursuant to the 2016 Equity Incentive Plan that was outstanding immediately prior to the time that the Merger took effect ceased to be outstanding and was converted into and exchanged for an option to purchase an equivalent number of shares of our common stock pursuant to the terms of the 2016 Equity Incentive Plan, which was assumed by us. See “Item I – Business – Corporate History.”

As a result of the Merger, no further awards of any type available under the 2016 Equity Incentive Plan may be granted. As of December 15, 2023, there were outstanding options exercisable for an aggregate of 1,855,681 shares of common stock pursuant to the 2016 Equity Incentive Plan.

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

Excel Revolving Line of Credit

Effective as of December 14, 2023, we entered into a Revolving Line of Credit Loan Agreement with Excel (the “Excel Revolving Line of Credit Agreement”) for up to a principal sum of $2,500,000, under which we may pay down and re-borrow up to the maximum amount of the $2,500,000 limit (the “Excel Revolving Line of Credit”). Our drawdown on the Excel Revolving Line of Credit is limited to no more than twenty-five percent (25%) of the last three full months’ revenue, not to exceed $1,250,000 in any quarter, and not to exceed in aggregate the outstanding debt amount of $2,500,000.The Excel Revolving Line of Credit is a perpetual loan, with a maturity date that is twelve (12) months from the date of formal notice of termination by Excel, and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to ten  percent (10%) per year. Under the Excel Revolving Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the RAT Non-Revolving Line of Credit Agreement and the May 2023 Secured Line of Credit (each as described below), but is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement (as described below).

Under the terms of the Excel Revolving Line of Credit Agreement, on December 14, 2023, we agreed to issue to Excel, a warrant to purchase up to an aggregate of 3,125,000 shares of our common stock. Each warrant has an exercise price of $0.80 per share, which was the closing price of our common stock on December 14, 2023, expires on December 14, 2026, and is exercisable at any time prior to such date, to the extent that after giving effect to such exercise, Excel and its affiliates would beneficially own, for purposes of Section 13(d) of the  Exchange Act, no more than 29.99% of the outstanding shares of our common stock.

As of the date of this Report, we had not drawn down any funds from the Excel Revolving Line of Credit. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

Repricing and Exercise of Certain Warrants

On December 14, 2023, we agreed to offer to amend certain existing warrants exercisable for an aggregate of up to 4,055,240 shares of the Company’s common stock (each such warrant an “Existing Warrant”) to reduce the respective exercise prices thereof to $0.80 per share (such new price being referred to as the “Amended Warrant Exercise Price”), which was the closing price per share of our common stock as quoted on the NYSE American on December 13, 2023, on the condition that the holder of each Existing Warrant will commit to exercise the Existing Warrant within eight (8) business days from the date the warrant holder enters into a binding agreement, or some other number of days to be agreed by the Existing Warrant holder (the “Warrant Reprice Letter Agreement”), to exercise, paying the aggregate Amended Warrant Exercise Price of each respective Existing Warrant in cash to the Company (the “Warrant Repricing”).  Existing Warrants exercisable for an aggregate of up to 786,482 shares of our common stock are held by Excel Family Partners, LLLP, and Eagle Investment Group, LLC, entities managed by Bruce Cassidy, Sr., Chairman of our Board of Directors.  Existing Warrants exercisable for an aggregate of up to 443,332 shares of our common stock are held by Denise Penz, a member of our Board of Directors.  As of the date of this Report, each of Mr. Cassidy and Ms. Penz had entered into a Warrant Reprice Letter Agreement to exercise their Existing Warrants, which will result in net proceeds to the Company of $983,851.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

Excel Non-Revolving Line of Credit

On February 23, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “Prior Excel Line of Credit Agreement”) with Excel Family Partners, LLLP (“Excel”), an entity managed by Bruce Cassidy, Chairman of our Board of Directors, for aggregate principal amount of $1,500,000, which was amended on April 13, 2022, to increase the aggregate principal amount to $2,000,000 (the “$2m Line of Credit”). Effective as of April 25, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement with Excel (the “Excel Non-Revolving Line of Credit Agreement”) for an aggregate principal amount of $4,022,986 (the “Excel Non-Revolving Line of Credit”). The Excel Non-Revolving Line of Credit matured eighteen (18) months from the date of the Excel Non-Revolving Line of Credit Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve percent (12%) per year. On April 25, 2022, we used $2,000,000 of the proceeds of the Excel Non-Revolving Line of Credit to prepay all of the remaining outstanding principal and interest of the $2m Line of Credit and the Prior Excel Line of Credit Agreement was terminated in connection with such prepayment. Under the Excel Non-Revolving Line of Credit Agreement, we granted to the lender a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof (which was subsequently subordinated in connection with our GemCap Revolving Line of Credit Agreement (as defined above). In connection with the Excel Non-Revolving Line of Credit, on April 25, 2022, we issued a warrant to Excel for an aggregate of up to 383,141 shares of our common stock. The warrant has an exercise price of $5.25 per share, expires on April 25, 2025, and is exercisable at any time prior to the expiration date. Effective as of December 14, 2022, we entered into a Non-Revolving Line of Credit Agreement Amendment and a Non-Revolving line of Credit Promissory Note Amendment with Excel to extend the maturity date of the Excel Non-Revolving Line of Credit from eighteen (18) months to twenty-four (24) months from the date of the Excel Non-Revolving Line of Credit Agreement. Effective as of May 10, 2023, we entered into a Non-Revolving Line of Credit Agreement Amendment No. 2 and a Non-Revolving Line of Credit Promissory Note Amendment No. 2 with Excel to extend the maturity date of the Excel Non-Revolving Line of Credit from twenty-four (24) months to twenty-five (25) months from the date of the Excel Non-Revolving Line of Credit Agreement.

As of September 12, 2023, $4,444,060 of principal and interest on the Excel Non-Revolving Line of Credit was outstanding (the “Excel Non-Revolving Line of Credit Pay Off Amount”). On September 12, 2023, we entered into a Note Conversion Agreement with Excel (the “Excel Non-Revolving Note Conversion Agreement”), pursuant to which Excel agreed to convert the Excel Non-Revolving Line of Credit Amount owed under the Excel Non-Revolving Line of Credit Agreement into 6,005,487 shares of our common stock, par value $0.0001 per share, at a conversion price per share of $0.74. The Excel Non-Revolving Note Conversion Agreement contains customary representations, warranties, agreements and obligations of the parties. After the conversion of the Excel Non-Revolving Line of Credit Pay Off Amount and the issuance of the shares, there was no principal or interest remaining under the Excel Non-Revolving Line of Credit Agreement, and the Prior Excel Line of Credit Agreement was terminated in connection with such conversion.

The Excel Non-Revolving Line of Credit had a balance, including accrued interest, amounting to $0 and $4,226,181 as of September 30, 2023, and 2022, respectively. We incurred interest expense for the Excel Non-Revolving Line of Credit in the amount of $1,304,807 and $820,051 for the twelve months ended September 30, 2023, and 2022.

GemCap Revolving Line of Credit Agreement and Warrants

Effective as of July 29, 2022, we entered into the GemCap Revolving Line of Credit Agreement. In connection with the loan under the GemCap Revolving Line of Credit, the Subordinated Lenders delivered the GemCap Subordination Agreements to GemCap, or the Senior Lender. In connection with the delivery of the GemCap Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our common stock. Each warrant has an exercise price of $5.25 per share, expires on July 29, 2025. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, as directed by its affiliate, Excel, one of the Subordinated Lenders. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Capital Requirements – Revolving Lines of Credit.”

May 2023 Secured Line of Credit

As of May 10, 2023, Excel, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, had committed to be a lender under the May 2023 Secured Line of Credit Agreement for an aggregate loan of $2.65 million, and as of September 11, 2023, Excel had not loaned any funds under the May 2023 Secured Line of Credit. Pursuant to the terms of a Pay Off Letter Agreement with Excel dated September 12, 2023, we refinanced the outstanding principal and interest of the Excel $2.2M Line of Credit (as described below) to be included as part of the obligations of the May 2023 Secured Line of Credit Agreement. As a result, as of September 12, 2023, Excel had loaned $2,266,733 under the May 2023 Secured Line of Credit Agreement and received a warrant to purchase 209,398 shares of our common stock.

The May 2023 Secured Line of Credit had a balance, including accrued interest, amounting to $3,214,769 and $0 as of September 30, 2023, and 2022, respectively. We incurred interest expense for the May 2023 Secured Line of Credit in the amount of $144,392 and $0 for the twelve months ended September 30, 2023, and 2022, respectively.

As of December 14, 2023, the outstanding principal and interest on Excel’s portion of the May 2023 Secured Line of Credit was $2,328,617 (the “Excel May 2023 Secured Line of Credit Pay Off Amount”) of the total aggregate principal and interest outstanding under the May 2023 Secured Line of Credit of $3,262,817.  On December 14, 2023, we entered into a Note Conversion Agreement with Excel (the “Excel May 2023 Secured Line of Credit Note Conversion Agreement”) pursuant to which Excel agreed to convert the Excel May 2023 Secured Line of Credit Amount owed under the May 2023 Secured Line of Credit Agreement into 2,910,771 shares of our common stock, par value $0.0001 per share, at a conversion price per share of $0.80. The Excel May 2023 Secured Line of Credit Note Conversion Agreement contains customary representations, warranties, agreements and obligations of the parties. After the conversion of the Excel May 2023 Secured Line of Credit Pay Off Amount and the issuance of the shares to Excel, $934,200 in principal and interest remained under the May 2023 Secured Line of Credit. See “ – Excel $2.2M Line of Credit” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Capital Requirements – May 2023 Secured Line of Credit.”

Excel $2.2M Line of Credit

On May 31, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (“Excel $2.2M Secured Line of Credit Agreement”) with Excel, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, for principal amount of up to $2,200,000 (the “Excel $2.2M Line of Credit”), evidenced by a Non-Revolving Line of Credit Promissory Note (the “Excel $2.2M Note”). The Excel $2.2M Line of Credit matured ninety (90) days from the date of the Excel $2.2M Secured Line of Credit Agreement and accrues interest, payable in arrears on the Excel $2.2M Line of Credit maturity date, at a fixed rate of interest equal to ten and one-half percent 10.5%) per year. Effective as of August 29, 2023, we entered into a letter agreement (the “Excel $2.2M Line of Credit Amendment Letter Agreement”) with Excel to amend the Excel $2.2M Line of Credit Agreement and the Excel $2.2M Note to extend the maturity date of the Excel $2.2M Secured Line of Credit from ninety (90) days to one hundred twenty (120) days from the date of the Excel $2.2M Secured Line of Credit Agreement, or September 28, 2023.

Under the Excel $2.2M Secured Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest was pari passu with the RAT Non-Revolving Line of Credit Agreement, but subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement.

On September 12, 2023, we entered into a Pay Off Letter Agreement with Excel, pursuant to which we agreed to pay off the principal and interest outstanding under the $2.2M Line of Credit, amounting to $2,266,733 (the “$2.2M Line of Credit Pay Off Amount”) by refinancing the $2.2M Line of Credit Pay Off Amount to be included as part of the obligations under the May 2023 Secured Line of Credit Agreement. Under the terms of the May 2023 Secured Line of Credit Agreement, Excel was issued a warrant to purchase 209,398 shares of our common stock, which has an exercise price of $4.33 per share, expires on May 10, 2026, and is exercisable at any time prior to such date.  As a result of such refinancing, there was no principal or interest remaining under the Excel $2.2M Secured Line of Credit, and the Excel $2.2M Secured Line of Credit Agreement was terminated.

The Excel $2.2M Line of Credit had a balance, including accrued interest, amounting to $0 and $0 as of September 30, 2023, and 2022, respectively. We incurred interest expense for the Excel $2.2M Line of Credit in the amount of $66,733 and $0 for the twelve months ended September 30, 2023, and 2022.

500 Limited

For the years ended September 30, 2023, and 2022, we paid 500 Limited $394,300 and $413,469, respectively, for programming services provided to Loop. 500 Limited is an entity controlled by Liam McCallum, our Chief Product and Technology Officer.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountants, Marcum LLP, for professional services rendered during the twelve months ended September 30, 2023, and 2022, are set forth in the table below:

Fee Category	Twelve months ending September 30, 2023	Twelve months ending September 30, 2022
Audit fees (1)	$342,680	$323,420
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for services not associated with audit or tax.

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

3.3

Certificate of Change and Certificate of Correction filed with the Nevada Secretary of State dated September 19, 2022 (previously filed on September 21, 2022, as Exhibit 3.1 of the Current Report on Form 8-K)

3.4	Certificate of Amendment to the Restated Articles of Incorporation of Loop Media, Inc., dated August 15, 2023 (previously filed on August 16, 2023, as Exhibit 3.1 of the Current Report on Form 8-K)

4.1	Form of Warrant (previously filed on February 7, 2020, as Exhibit 4.1 of the Current Report on Form 8-K)

4.2	Form of First Amended and Restated Convertible Promissory Note (previously filed on February 7, 2020, as Exhibit 4.2 of the Current Report on Form 8-K)

4.3	Form of Senior Secured Promissory Note (previously filed on April 15, 2021, as Exhibit 4.4 of the Company’s Annual Report on Form 10-K)

Exhibit No.	Exhibit Description

4.4	Form of Common Stock Certificate (previously filed on August 20, 2021, as Exhibit 4.7 of the Company’s Registration Statement on Form S-8)

4.5	Form of Warrant (previously filed on October 5, 2021, as Exhibit 4.1 of the Company’s Current Report on Form 8-K)

4.6	Form of Amended Eagle Warrant (previously filed on March 1, 2022, as Exhibit 10.1 of the Company’s Current Report on Form 8-K)

4.7	Form of Amended Cassidy Warrant (previously filed on March 1, 2022, as Exhibit 10.2 of the Company’s Current Report on Form 8-K)

4.8	Form of Warrant, dated April 25, 2022 (previously filed on April 29, 2022, as Exhibit 4.1 of the Company’s Current Report on Form 8-K)

4.9	Form of Warrant, dated May 13, 2022 (previously filed on May 19, 2022, as Exhibit 4.1 of the Company’s Current Report on Form 8-K)

4.10	Form of Warrant, dated May 10, 2023 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on May 15, 2023)

4.11*	Form of Warrant, dated December 14, 2023

4.12**	Form of Underwriter Warrant (previously filed on September 19, 2022, as Exhibit 4.10 of the Company’s Registration Statement on Form S-1/A)

4.13*	Description of Loop Media, Inc.’s Securities

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

10.3†	Loop Media, Inc. Amended and Restated 2020 Equity Incentive Compensation Plan (previously filed on August 10, 2021, as Exhibit 4.6 of the Company’s Registration Statement on Form S-8)

10.4†	Employment Agreement by and between Jon Niermann and Loop Media, Inc., effective March 1, 2021 (previously filed on April 15, 2021, as Exhibit 10.4 of the Company’s Annual Report on Form 10-K)

10.5†	Employment Agreement by and between Liam McCallum and Loop Media, Inc., effective April 1, 2021, (previously filed on April 15, 2021, as Exhibit 10.5 of the Company’s Annual Report on Form 10-K)

10.6†	Employment Agreement by and between Andy Schuon and Loop Media, Inc., effective April 1, 2021, (previously filed on April 15, 2021, as Exhibit 10.6 of the Company’s Annual Report on Form 10-K)

10.7

Share Purchase Agreement by and between Loop Media, Inc., Ithaca EMG Holdco LLC, and Ithaca Holdings, LLC, dated April 27, 2021, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2021)

Exhibit No.	Exhibit Description

10.8

Share Purchase Agreement by and between Loop Media, Inc., Robert J. Graham, and Far West Entertainment HK Limited, dated April 27, 2021, (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 3, 2021)

10.9

Convertible Note and Warrant Purchase and Security Agreement by and between Loop Media, Inc., and Excel Family Partnership, LLP, dated as of April 1, 2020, (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 3, 2021)

10.10

Senior Secured Promissory Note issued in the name of Excel Family Partnership, LLP, dated as of April 1, 2021, (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 3, 2021)

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

10.15

Non-Revolving Line of Credit Loan Agreement, effective as of April 25, 2022, by and between the Company and Excel Family Partners, LLLP (previously filed on April 29, 2022, as Exhibit 10.1 of the Company’s Current Report on Form 8-K)

10.16

Non-Revolving Line of Credit Promissory Note, dated April 25, 2022, by and between the Company and Excel Family Partners, LLLP (previously filed on April 29, 2022, as Exhibit 10.2 of the Company’s Current Report on Form 8-K)

10.17

Non-Revolving Line of Credit Loan Agreement Amendment, dated as of December 14, 2022, by and between the Company and Excel Family Partners, LLLP (previously filed on December 12, 2022, as Exhibit 10.17 of the Company’s Annual Report on Form 10-K)

10.18

Non-Revolving Line of Credit Promissory Note Amendment, dated as of December 14, 2022, by and between the Company and Excel Family Partners, LLLP (previously filed on December 12, 2022, as Exhibit 10.17 of the Company’s Annual Report on Form 10-K)

10.19

Non-Revolving Line of Credit Loan Agreement, effective as of May 13, 2022, by and between the Company, RAT Investment Holdings, LP, as administrator of the loan, and the institutions and individuals identified as lenders therein (previously filed on May 19, 2022, as Exhibit 10.1 of the Company’s Current Report on Form 8-K)

10.20

Non-Revolving Line of Credit Promissory Note, dated May 13, 2022, executes by the Company for the benefit of the lenders under the Non-Revolving Line of Credit Loan Agreement, effective as of the same date (previously filed on May 19, 2022, as Exhibit 10.2 of the Company’s Current Report on Form 8-K)

Exhibit No.	Exhibit Description
10.21

Loan and Security Agreement, dated July 29, 2022, by and between the Company and Industrial Funding Group, Inc. (previously filed on August 4, 2022, as Exhibit 10.1 of the Company’s Current Report on Form 8-K)

10.22

Amendment Number 1 to the Loan and Security Agreement and to the Loan Agreement Schedule, dated October 27, 2022, by and between the Company and GemCap Solutions, LLC, as successor and assign to Industrial Funding Group, Inc. (previously filed on November 2, 2022, as Exhibit 10.1 of the Company’s Current Report on Form 8-K)

10.23

Amended and Restated Secured Promissory Note (Revolving Loans), dated October 27, 2022, executed by the Company for the benefit of GemCap Solutions, LLC, as successor and assign to Industrial Funding Group, Inc. (previously filed on November 2, 2022, as Exhibit 10.2 on the Company’s Current Report on Form 8-K)

10.24

Non-Revolving Line of Credit Loan Agreement Amendment, dated as of December 14, 2022, by and between the Company and Excel Family Partners, LLLP (previously filed on December 20, 2022, as Exhibit 10.17 of the Company’s Annual Report on Form 10-K)

10.25

Non-Revolving Line of Credit Promissory Note Amendment, dated as of December 14, 2022, by and between the Company and Excel Family Partners, LLLP (previously filed on December 20, 2022, as Exhibit 10.17 of the Company’s Annual Report on Form 10-K)

10.26

Secured Non-Revolving Line of Credit Loan Agreement, effective as of May 10, 2023, by and between the Company and several individual and institutional lenders (previously filed on May 15, 2023, as Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q).

10.27	Form of Secured Non-Revolving Line of Credit Promissory Note, effective as of May 10, 2023 (previously filed on May 15, 2023, as Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q)
10.28	Form of Subordination Agreement, dated May 10, 2023 (previously filed on May 15, 2023, as Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q)
10.29

Non-Revolving Line of Credit Loan Agreement Amendment No. 2, effective as of May 10, 2023, by and between the Company and Excel Family Partners, LLLP  (previously filed on May 15, 2023, as Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q)

10.30

Non-Revolving Line of Credit Promissory Note Amendment No. 2, effective as of May 10, 2023, by and between the Company and Excel Family Partners, LLLP  (previously filed on May 15, 2023, as Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q)

10.31

At Market Issuance Sales Agreement, dated May 12, 2023, between Loop Media, Inc. and B. Riley Securities, Inc. (previously filed on May 12, 2023, as Exhibit 10.1 to the Company’s Current Report on Form 8-K)

10.32

Form of Secured Non-Revolving Line of Credit Loan Agreement Amendment, effective as of May 31, 2023, by and between the Company and Excel Family Partners, LLLP (previously filed on June 5, 2023, as Exhibit 10.1 to the Company’s Current Report on Form 8-K)

10.33

Form of Secured Non-Revolving Line of Credit Promissory Note Amendment, effective as of May 31, 2023, by and between the Company and Excel Family Partners, LLLP (previously filed on June 5, 2023, as Exhibit 10.2 to the Company’s Current Report on Form 8-K)

Exhibit No.	Exhibit Description
10.34

Form of Subordination Agreement, effective as of May 31, 2023, by and between the Company, Retail Media TV, Inc., Excel Family Partners, LLLP and GemCap Solutions, LLC (previously filed on June 5, 2023, as Exhibit 10.3 to the Company’s Current Report on Form 8-K)

10.35

Amendment Letter Agreement, effective as of August 29, 2023, by and between the Company and Excel Family Partners, LLLP (previously filed on September 5, 2023, as Exhibit 10.1 to the Company’s Current Report on Form 8-K)

10.36

Note Conversion Agreement, dated September 12, 2023, by and between the Company and Excel Family Partners, LLLP (previously filed on September 13, 2023, as Exhibit 10.1 to the Company’s Current Report on Form 8-K)

10.37

Pay Off Agreement, dated September 12, 2023, by and between the Company and Excel Family Partners, LLLP (previously filed on September 13, 2023, as Exhibit 10.2 to the Company’s Current Report on Form 8-K)

10.38

Non-Revolving Line of Credit Loan Agreement Amendment, effective as of November 13, 2023, by and between the Company, RAT Investment Holdings, LP, as administrator of the loan, and the institutions and individuals identified as lenders therein (previously filed on November 17, 2023, as Exhibit 10.1 of the Company’s Current Report on Form 8-K)

10.39

Amended and Restated Non-Revolving Line of Credit Promissory Note, dated November 13, 2023, executed by the Company for the benefit of the lenders under the Non-Revolving Line of Credit Loan Agreement Amendment, effective as of the same date (previously filed on November 17, 2023, as Exhibit 10.2 of the Company’s Current Report on Form 8-K)

10.40*	Secured Revolving Line of Credit Loan Agreement, effective as of December 14, 2023, by and between the Company and Excel Family Partners, LLLP
10.41*

Secured Revolving Line of Credit Promissory Note, effective as of December 14, 2023, executed by the Company for the benefit of Excel Family Partners, LLLP under the Secured Revolving Line of Credit Loan Agreement, effective as of the same date

10.42*	Form of Warrant Reprice Letter Agreement
10.43*	Note Conversion Agreement, dated December 14, 2023, by and between the Company and Excel Family Partners, LLLP

10.44†

Employment Letter Agreement between Loop Media, Inc. and Randy Greenberg, effective July 1, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 15, 2023)

21.1*	Subsidiaries of the Company

23.1*	Consent of Marcum LLP

24.1	Power of Attorney (included on the signature page)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended

Exhibit No.	Exhibit Description
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Loop Media Compensation Recovery Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
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

†	Indicates a management contract or compensation plan, contract or arrangement.

Financial Statements

The following documents are filed as part of this Form 10-K, as set forth on the Index to Financial Statements found on page F-1.

●	Report of Independent Registered Public Accounting Firm (Marcum LLP)
●	Consolidated Balance Sheets as of September 30, 2023, and 2022
●	Consolidated Statements of Operations for the twelve months ended September 30, 2023, and 2022
●	Consolidated Statement of Changes in Stockholders’ Equity for the twelve months ended September 30, 2023, and 2022

●	Consolidated Statements of Cash Flows for the twelve months ended September 30, 2023, and 2022
●	Notes to Consolidated Financial Statements

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

Loop Media, Inc., a Nevada corporation
(Registrant)

December 19, 2023	By:	/s/ Jon Niermann
Jon Niermann
Chief Executive Officer
(Principal Executive Officer)

December 19, 2023	By:	/s/ Neil Watanabe
Neil Watanabe
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon Niermann
Jon Niermann	Chief Executive Officer and Director	December 19, 2023

/s/ Neil Watanabe Neil Watanabe	Chief Financial Officer (Principal Financial and Accounting Officer)	December 19, 2023

/s/ Bruce Cassidy
Bruce Cassidy	Chairman of the Board	December 19, 2023

/s/ Denise Penz
Denise Penz	Director	December 19, 2023

/s/ David Saint-Fleur
David Saint-Fleur	Director	December 19, 2023

/s/ Sonya Zilka
Sonya Zilka	Director	December 19, 2023

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LOOP MEDIA, INC. AUDITED CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Loop Media, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loop Media, Inc. (the “Company”) as of September 30, 2023 and September 30, 2022, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and September 30, 2022, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Going Concern

As disclosed in Note 1 to the consolidated financial statements, the Company has incurred significant recurring losses resulting in an accumulated deficit. The Company anticipates further losses in the foreseeable future. The Company also had negative cash flows from operations during the year ended September 30, 2023. All of these caused management to evaluate if those factors raised substantial doubt about the Company’s ability to continue as a going concern which could be mitigated through management’s plan, which are also described in Note 1.

We identified the evaluation of the Company’s ability to continue as a going concern as a critical audit matter due to the nature and extent of audit effort required to obtain sufficient appropriate audit evidence to address the risk of material misstatement related to the disclosure of the Company’s liquidity and ability to continue as a going concern for at least the next twelve months in the consolidated financial statements. The nature and extent of audit effort required to address the matter included significant involvement of more experienced team members.

The primary procedures we performed to address the critical audit matter included the following:

●	Obtained an understanding of management’s process and related internal controls in conducting the evaluation of going concern, including preparing projections.
●	Obtained an understanding of management’s projected financial information.
●	Performed an independent assessment of the projected financial information of the Company using known information and trends.
●	Examined various loan agreements as well as the At The Money Agreement to determine available sources of liquidity.
●	Concluded on the probability of success of management’s plans.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Costa Mesa, California

December 19, 2023

LOOP MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2023	2022
ASSETS
Current assets
Cash	$3,068,696	$14,071,914
Accounts receivable, net	6,211,815	12,590,970
Prepaid expenses and other current assets	987,605	1,496,566
Content assets - current	2,218,894	745,633
Total current assets	12,487,010	28,905,083
Non-current assets
Deposits	12,054	63,889
Content assets - non current	448,726	678,659
Deferred costs - non current	744,408	—
Property and equipment, net	2,711,558	1,633,169
Operating lease right-of-use assets	—	76,696
Intangible assets, net	477,889	590,333
Total non-current assets	4,394,635	3,042,746
Total assets	$16,881,645	$31,947,829
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$4,978,920	$7,453,801
Accrued liabilities	3,546,338	5,620,873
Accrued royalties and revenue share	4,930,329	4,559,088
Payable on acquisition	—	250,125
License content liabilities - current	489,157	1,092,819
Deferred Income	—	140,764
Lease liability - current	—	75,529
Revolving line of credit, current	2,985,298	—
Non-revolving line of credit	2,124,720	—
Total current liabilities	19,054,762	19,192,999
Non-current liabilities
License content liabilities - non current	208,000	—
Non-revolving line of credit	475,523	1,494,469
Non-revolving line of credit, related party	1,959,693	2,575,753
Revolving line of credit	—	3,030,516
Total non-current liabilities	2,643,216	7,100,738
Total liabilities	21,697,978	26,293,737

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity (deficit)
Common Stock, $0.0001 par value, 150,000,000 shares authorized, 65,620,151 and 56,381,209 shares issued and outstanding as of September 30, 2023 and September 30, 2022, respectively	6,562	5,638
Additional paid in capital	123,462,648	101,970,318
Accumulated deficit	(128,285,543)	(96,321,864)
Total stockholders' equity (deficit)	(4,816,333)	5,654,092
Total liabilities and stockholders' equity (deficit)	$16,881,645	$31,947,829

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2023	2022

Revenue	$31,642,293	$30,832,796
Cost of revenue
Cost of revenue - Advertising and Legacy and other revenue	18,036,529	18,200,045
Cost of revenue - depreciation and amortization	2,946,404	1,250,353
Total cost of revenue	20,982,933	19,450,398
Gross profit	10,659,360	11,382,398

Operating expenses
Sales, general and administrative	29,427,139	24,481,603
Stock-based compensation	7,997,849	9,355,342
Depreciation and amortization	1,068,999	342,105
Restructuring costs	950,985	—
Impairment of goodwill and intangible assets	—	1,970,321
Total operating expenses	39,444,972	36,149,371

Loss from operations	(28,785,612)	(24,766,973)

Other income (expense)
Interest income	—	200
Interest expense	(3,802,346)	(3,620,212)
Loss on extinguishment of debt	—	(2,097,833)
Gain on extinguishment of debt	—	490,051
Change in fair value of derivatives	—	514,643
Employee retention credits	645,919	—
Other expense	(3,128)	—
Total other income (expense)	(3,159,555)	(4,713,151)
Loss before income taxes	(31,945,167)	(29,480,124)
Income tax (expense)/benefit	(18,512)	676
Net loss	$(31,963,679)	$(29,479,448)

Basic and diluted net loss per common share	$(0.56)	$(0.61)

Weighted average number of basic and diluted common shares outstanding	57,502,870	48,167,932

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED September 30, 2023 and 2022

1 for 3 share reverse stock split reflected for all years presented

	Preferred Stock Series B		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balances, September 30, 2021	200,000	$20	44,490,003	$4,449	$69,833,650	$(66,842,416)	$2,995,703
Payment in kind interest stock issuance	—	—	23,151	2	176,998	—	177,000
Stock-based compensation	—	—	—	—	8,988,681	—	8,988,681
Warrants issued for consulting fees	—	—	—	—	366,661	—	366,661
Beneficial conversion feature of convertible debenture	—	—	—	—	2,079,993	—	2,079,993
Conversion of Series B preferred stock	(200,000)	(20)	6,666,666	667	(647)	—	—
Warrants issued in conjunction with debt	—	—	—	—	4,322,984	—	4,322,984
Conversion of convertible debenture	—	—	1,988,266	199	5,313,153	—	5,313,352
Cashless exercise of warrants	—	—	578,847	57	(57)	—	—
Shares issued as part of uplist allotment	—	—	232,700	23	(23)	—	—
Shares issued for cash	—	—	2,400,000	240	10,888,925	—	10,889,165
Adjustment for fractional shares	—	—	1,576	1	—	—	1
Net loss	—	—	—	—	—	(29,479,448)	(29,479,448)
Balances, September 30, 2022	—	$—	56,381,209	$5,638	$101,970,318	$(96,321,864)	$5,654,092
Stock-based compensation	—	—	—	—	8,594,779	—	8,594,779
Short swing profit recovery	—	—	—	—	1,201	—	1,201
Issuance costs from uplist of stock	—	—	—	—	(86,330)	—	(86,330)
Warrants issued in conjunction with debt	—	—	—	—	447,897	—	447,897
Shares issued for cash under ATM, net	—	—	3,109,843	311	8,619,292	—	8,619,603
Shares issued upon option exercises	—	—	37,462	4	64,057	—	64,061
Shares issued for vested RSUs	—	—	79,393	8		—	8
Shares issued for debt	—	—	6,005,487	600	3,846,435	—	3,847,035
Shares issued for capital raise costs	—	—	6,757	1	4,999	—	5,000
Net loss	—	—	—	—	—	(31,963,679)	(31,963,679)
Balances, September 30, 2023	—	$—	65,620,151	$6,562	$123,462,648	$(128,285,543)	$(4,816,333)

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,963,679)	$(29,479,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	6,721,476	2,691,617
Depreciation and amortization expense	1,068,999	342,105
Amortization of content assets	2,946,403	1,250,353
Amortization of right-of-use assets	76,696	160,398
Bad debt expense	630,629	441,223
Gain on extinguishment of debt	—	(490,051)
Loss on early extinguishment of convertible debt	—	2,097,833
Change in fair value of derivative	—	(514,643)
Stock-based compensation	7,997,849	9,355,342
Restructuring costs, stock-based compensation	596,938	—
Payment in kind for interest stock issuance	—	177,000
Impairment of goodwill and intangible assets	—	1,970,321
Change in operating assets and liabilities:
Accounts receivable	5,748,526	(11,460,966)
Prepaid income tax	—	(3,569)
Inventory	3,593	205,379
Prepaid expenses	505,370	(1,062,487)
Deposit	51,835	(29,600)
Accounts payable	(2,474,881)	5,611,133
Accrued liabilities	(2,074,535)	5,445,805
Accrued royalties and revenue share	371,241	3,925,625
License content liability	(4,585,393)	(1,160,000)
Operating lease liabilities	(75,529)	(167,101)
Deferred income	(140,764)	(50,567)
NET CASH USED IN OPERATING ACTIVITIES	(14,595,226)	(10,744,298)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized internally-developed content	—	(191,204)
Purchase of property and equipment	(1,969,447)	(1,823,893)
NET CASH USED IN INVESTING ACTIVITIES	(1,969,447)	(2,015,097)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, ATM	8,724,855	1,250,000
Proceeds from issuance of convertible debt	—	2,079,993
Proceeds from non-revolving line of credit	—	10,766,546
Proceeds from line of credit	46,237,319	—
Proceeds from exercise of stock options	64,061	—
Common stock issuance cost	(105,252)	—
Deferred costs	(809,905)	—
Payment of acquisition related consideration	(250,128)	—
Repayments on lines of credit	(47,906,217)	—
Debt issuance costs	(313,149)	(87,646)
Shares issued for capital raise costs	5,000	—
Proceeds from public offering, net of underwriting discount	—	12,060,933
Public offering issuance cost	(86,330)	(685,481)
Repayment of convertible debt	—	(2,715,583)
Short swing profit recovery	1,201	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,561,455	22,668,761

Change in cash and cash equivalents	(11,003,218)	9,909,366
Cash, beginning of period	14,071,914	4,162,548
Cash, end of period	$3,068,696	$14,071,914

SUPPLEMENTAL DISCLOSURES OF CASH FLOW STATEMENTS
Cash paid for interest	$1,536,370	$194,591
Cash paid for income taxes	$—	$1,051
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for debt, recorded as debt discount	$3,847,035	$—
Warrants issued in conjunction with debt	$447,897	$4,322,984
Unpaid additions to property and equipment	$319,696	$—
Unpaid additions to licensed content and internally developed content	$265,749	$—
Unpaid deferred costs	$129,667	$486,286
Conversion of convertible debenture to common stock	$—	$5,313,352
Beneficial conversion feature recorded as discounted debt	$—	$2,097,833
Payment in kind common stock payment	$—	$177,000
Conversion of Preferred Class A stock to common stock	$—	$667
Unpaid debt issuance costs	$—	$215,224

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2023 and 2022

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

We offer hand-curated music video content licensed from major and independent record labels, including Universal Music Group (“Universal”), Sony Music Entertainment (“Sony”), and Warner Music Group (“Warner” and collectively with Universal and Sony, the “Music Labels”), as well as non-music video content, which is predominantly licensed or acquired from third parties, including action sports clips, drone and atmospheric footage, trivia, news headlines, lifestyle channels and kid-friendly videos, as well as movie, television and video game trailers, amongst other content. We distribute our content and advertising inventory to digital screens located in OOH locations primarily through (i) our owned and operated platform (the “O&O Platform”) of Loop Media-designed “small-box” streaming Android media players (“Loop Players”) and legacy ScreenPlay computers and (ii) through screens (“Partner Screens”) on digital platforms owned and operated by third parties (each a “Partner Platform” and collectively, the “Partner Platforms,” and together with the O&O Platform, the “Loop Platform”).

Liquidity and management’s Plan

As shown in the accompanying consolidated financial statements, we have incurred significant recurring losses resulting in an accumulated deficit. We anticipate further losses in the foreseeable future. We also had negative cash flows used in operations. These factors raise substantial doubt about our ability to continue as a going concern.

On December 22, 2022, we filed a Shelf Registration Statement on Form S-3 that has been declared effective by the Securities and Exchange Commission (“SEC”). On May 12, 2023, we entered into an At The Market (“ATM”) Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which we may offer and sell, from time to time through the Agent, shares of our common stock, par value $0.0001 per share, for aggregate gross proceeds of up to $50,000,000.

During the twelve months ended September 30, 2023, we issued 3,109,843 shares of our common stock under the Sales Agreement, resulting in cash proceeds of $8,724,544, net of placement agent’s commission and related fees of $269,600 but before deducting issuance costs of $105,253. We have not raised any funds through sales under our ATM Sales Agreement from October 1, 2023, through the date of this Report.

Based on the available cash balance at September 30, 2023, and these new sources of funding, we believe that we will have sufficient resources to fund our operations for at least twelve months from the date these financial statements were issued and that the substantial doubt in connection with our ability to continue as a going concern is alleviated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include our accounts and our wholly-owned subsidiary, EON Media Group Pte. Ltd. (“EON Media”) and Retail Media TV, Inc. These consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”). All inter-company transactions and balances have been eliminated on consolidation.

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

Segment reporting

We report as one reportable segment. Our business activities, revenues and expenses are evaluated by management as one reportable segment.

Cash

Cash and cash equivalents include all highly liquid monetary instruments with original maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits. We maintain our cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, our cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits. We have not experienced any losses on such accounts. On September 30, 2023, and 2022, we had no cash equivalents.

As of September 30, 2023, and 2022, approximately $2,818,696 and $13,821,914 of cash exceeded the FDIC insurance limits, respectively.

Accounts receivable

Accounts receivable represent amounts due from customers. We assess the collectability of receivables on an ongoing basis. A provision for the impairment of receivables involves significant management judgement and includes the review of individual receivables based on individual customers, current economic trends and analysis of historical bad debts. As of September 30, 2023, and 2022, we had recorded an allowance for doubtful accounts of $630,629 and $646,013, respectively.

Concentration of credit risk

During the twelve-months ended September 30, 2023, we had two customers which each individually comprised greater than 10% of net revenue. These customers represented 14%, and 12% of net revenue, respectively. No other customer accounted for more than 10% of net revenue during the periods presented.

During the twelve-months ended September 30, 2022, we had two customers which each individually comprised greater than 10% of net revenue. These customers represented 15%, and 11% of net revenue, respectively. No other customer accounted for more than 10% of net revenue during the periods presented.

As of September 30, 2023, one customer accounted for a total of 18% of our accounts receivable balance. No other customer accounted for more than 10% of total accounts receivable.

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

On September 26, 2022, our convertible debentures converted to Common Stock as part of our public offering and uplist to The NYSE American, LLC, in accordance with the terms of the original debt agreements. As of September

30, 2022, the remaining balance of the Derivative Liability was written off as part of the conversion to equity. Thus, there is no fair value measurement of the Derivative Liability balance as of September 30, 2023.

Advertising costs

We expense all advertising costs as incurred. Advertising and marketing costs for the twelve months ended September 30, 2023, and 2022, were $11,149,084 and $7,255,962, respectively.

Revenue recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration we expect to receive in exchange for those products. In instances where final acceptance of the product is specified by the client, revenue is deferred until all acceptance criteria have been met. For example, we bill subscription services in advance of when the service is performed and revenue is treated as deferred revenue until the service is performed and/or the performance obligation is satisfied. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of our products and services to clients in return for expected consideration and includes the following elements:

●	executed contracts with our customers that we believe are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation of the transaction price to each performance obligation; and
●	recognition of revenue only when we satisfy each performance obligation.

Our revenue can be categorized into two revenue streams: Advertising revenue and Legacy and other revenue.

The following table disaggregates our revenue by major type for each of the periods indicated:

	Twelve months ended September 30,
	2023	2022
Advertising revenue	$28,740,623	$26,060,885
Legacy and other revenue	2,901,670	4,771,911
Total	$31,642,293	$30,832,796

Performance obligations and significant judgments

Our performance obligations and recognition patterns for each revenue stream are as follows:

Advertising revenue

For the twelve months ended September 30, 2023, advertising revenue accounts for 91% of our revenue and includes revenue from direct and programmatic advertising as well as sponsorships.

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

Legacy and other business revenue

For the twelve months ended September 30, 2023, legacy and other business revenue accounts for the remaining 9% of total revenue and includes streaming services, subscription content services, and hardware delivery, as described below:

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

Cost of revenue for the Partner Platforms business represents hosting fees, amortized costs of internally-developed content, and the revenue share with third party partners (after deduction of allocated infrastructure costs). The cost of revenue is higher with partners within the Partner Platforms versus those within the O&O Platform because we leverage our Partner Platforms partners’ network of customers and their screens to deliver content and advertising inventory, rather than using our own Loop Players.

Deferred income

As of September 30, 2023, we no longer bill subscription services in advance of when the service period is performed. The deferred income recorded at September 30, 2022, represents our accounting for the timing difference between when the subscription fees are received and when the performance obligation is satisfied.

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

The following securities are excluded from the calculation of weighted average diluted shares at September 30, 2023, and 2022, respectively, because their inclusion would have been anti-dilutive.

	September 30,
	2023	2022
Options to purchase common stock	8,849,305	8,174,583
Warrants to purchase common stock	5,592,573	5,300,033
Restricted Stock Units (RSUs)	1,156,397	890,000
Series A preferred stock	—	—
Series B preferred stock	—	—
Convertible debentures	—	—
Total common stock equivalents	15,598,275	14,364,616

Shipping and handling costs

Loop Players are provided as part of the charge for service to our customers. Loop Media absorbs any associated costs of shipping and handling and records as an operational expense at the time of service.

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

Deferred costs

Deferred costs represent legal, accounting and other direct costs related to our efforts to raise capital through a public or private sale of our Common Stock. Costs related to the public sale of our Common Stock are deferred until the completion of the applicable offering, at which time such costs are reclassified to additional paid-in-capital as a reduction of the proceeds. Costs related to the private sale of our Common Stock are deferred until the completion of the applicable offering, at which time such costs are amortized over the term of the applicable purchase agreement.

Employee retention credits

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”): a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. We qualified for the ERC in the third and fourth quarters of 2020 and the first, second and third quarters of 2021. During the twelve months ended September 30, 2023, we recorded an aggregate benefit of $645,919 in our condensed combined income statement to reflect the ERC.

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

Restructuring costs

We undertook initiatives to increase efficiency and cut costs, while still maintaining our focus on, and dedication to, the continued growth of our business. During the twelve months ended September 30, 2023, we made cuts and adjustments across several aspects of our business. We completed a plan to reduce our overall SG&A costs by approximately 20%, including labor and various other operating costs. Part of this reduction included eliminating some non-revenue generating headcount, while continuing to invest in expansion of our revenue and ad sales team.

Our restructuring costs for the year ended September 30, 2023, were $950,986 compared to $0 for the year ended September 30, 2022, primarily due to the reduction of headcount and the integration of Loop Media Studios division into other areas of our business.

Recently adopted accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock as well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for periods beginning after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. We adopted this ASU as of October 1, 2022, and there is no material impact to our financial statements.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, that would enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts such as depreciation, amortization and depletion expense to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of this standard on our condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”).  ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for us in the annual period beginning October 1, 2025, though early adoption is permitted. We are still evaluating the presentational effect that ASU 2023-09 will have on our consolidated financial statements, but we expect considerable changes to our income tax footnote.

NOTE 3 –CONTENT ASSETS

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

As of September 30, 2023, content assets were $2,218,894 recorded as Content asset, net – current and $448,726 recorded as Content asset, net – noncurrent, of which $140,862 was internally-developed content asset, net.

We recorded amortization expense in cost of revenue, in the consolidated statements of operations, related to capitalized content assets:

	September 30,
	2023	2022
Licensed Content Assets	$2,882,106	$1,236,933
Internally-Developed Assets	64,297	13,420
Total	$2,946,403	$1,250,353

Our content license contracts are typically two to three years. The amortization expense for the next three years for capitalized content assets as of September 30, 2023:

	Fiscal Year 2024	Fiscal Year 2025	Fiscal Year 2026
Licensed Content Assets	$2,218,894	$210,463	$97,402
Internally-Developed Assets	72,860	59,440	8,563
Total	$2,291,754	$269,903	$105,965

License Content Liabilities

On September 30, 2023, we had $926,656 of obligations comprised of $489,157 in license content liability – current, $208,000 in license content liability - noncurrent and $229,499 in accounts payable on our Consolidated Balance Sheets. Payments for content liabilities for the twelve months ended September 30, 2023, were $4,508,517. The expected timing of payments for these content obligations is $399,157 payable in fiscal year 2024, $98,000 payable in fiscal year 2025 and $110,000 payable in fiscal year 2026.

NOTE 4. PROPERTY AND EQUIPMENT

Our property and equipment, net consisted of the following as of September 30, 2023, and 2022:

	September 30,
	2023	2022
Loop Players	$2,536,937	$1,259,402
Equipment	801,301	703,341
Software	854,966	404,058
	4,193,204	2,366,801
Less: accumulated depreciation	(1,481,646)	(733,632)
Total property and equipment, net	$2,711,558	$1,633,169

For the twelve months ended September 30, 2023, and 2022, depreciation expense, calculated using straight line method, charged to operations amounted to $891,058 and $229,661, respectively.

NOTE 5. INTANGIBLE ASSETS

Our other intangible assets, each definite lived assets, consisted of the following as of September 30, 2023, and 2022:

		September 30,
	Useful life	2023	2022
Customer relationships	nine years	$1,012,000	$1,012,000
Content library	two years	198,000	198,000
Total intangible assets, gross		1,210,000	1,210,000

Less: accumulated amortization		(732,111)	(619,667)
Total		(732,111)	(619,667)
Total intangible assets, net		$477,889	$590,333

Amortization expense charged to operations amounted to $112,444 and $112,444, respectively, for the twelve months ended September 30, 2023, and 2022.

Annual amortization expense for the next five years and thereafter is estimated to be $112,444, $112,444, $112,444, $112,444, and $28,113, respectively. The weighted average life of the intangible assets subject to amortization is 4.2 years on September 30, 2023.

NOTE 6 – OPERATING LEASES

Operating leases

As of September 30, 2023, we no longer have operating leases for office space and office equipment in excess of one year. Many of our prior leases included one or more options to renew, some of which include options to extend the leases for a long-term period, and some leases include options to terminate the leases within 30 days. In certain of our lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for capital area maintenance, utilities, inflation and/or changes in other indexes.

Our lease liability consisted of the following as of September 30, 2023:

	September 30,
	2023	2022
Short term portion	$—	$75,529
Long term portion	—	—
Total lease liability	$—	$75,529

We recorded lease expense in sales, general and administration expenses in the consolidated statement of operations:

	Twelve months ended September 30,
	2023	2022
Operating lease expense	$79,434	$177,776
Short-term lease expense	113,590	9,000
Total lease expense	$193,024	$186,776

For the twelve months ended September 30, 2023, cash payments against lease liabilities totaled $77,929 and accretion on lease liability of $2,737.

For the twelve months ended September 30, 2022, cash payments against lease liabilities totaled $184,480 and accretion on lease liability of $17,379.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2023, and 2022:

	September 30,
	2023	2022
Accounts payable	$4,978,920	$7,453,801

Performance bonuses	1,262,000	2,970,000
Interest payable	175,094	348,150
Professional fees	449,944	505,169
Marketing	800,165	344,309
Commissions	—	425,321
Insurance liabilities	552,000	602,970
Other accrued liabilities	307,135	424,954
Accrued liabilities	3,546,338	5,620,873

Accrued royalties and revenue share	4,930,329	4,559,088

Total accounts payable and accrued expenses	$13,455,587	$17,633,762

NOTE 8 – DEBT

Lines of Credit as of September 30, 2023:
			Unpaid	Contractual
	Net Carrying Value		Principal	Interest Rates	Contractual	Warrants
Related party lines of credit:	Current	Long Term	Balance	Cash	Maturity Date	issued
$4,000,000 non-revolving line of credit, May 10, 2023	$—	$1,959,693	$2,266,733	12%	5/10/2025	209,398
Total related party lines of credit, net	$—	$1,959,693	$2,266,733

Lines of credit:
$2,200,000 non-revolving line of credit, May 13, 2022	$2,124,720	$—	$2,200,000	12%	11/13/2023	314,286
$6,000,000 revolving line of credit, July 29, 2022	2,985,298	—	3,730,914	Greater of 4% or Prime	7/29/2024	—
$4,000,000 non-revolving line of credit, May 10, 2023	—	475,523	900,000	12%	5/10/2025	83,142
Total lines of credit, net	$5,110,018	$475,523	$6,830,914

Lines of Credit as of September 30, 2022:
			Unpaid	Contractual
	Net Carrying Value		Principal	Interest Rates	Contractual	Warrants
Related party lines of credit:	Current	Long Term	Balance	Cash	Maturity Date	issued
$4,022,986 non-revolving line of credit, April 25, 2022	$—	$2,575,753	$4,022,986	12%	10/25/2023	383,141
Total related party lines of credit, net	$—	$2,575,753	$4,022,986

Lines of credit:
$2,200,000 non-revolving line of credit, May 13, 2022	$—	$1,494,469	$2,200,000	12%	11/13/2023	314,286
$6,000,000 revolving line of credit, July 29, 2022	—	3,030,516	4,543,560	Greater of 4% or Prime	7/29/2024	—
Total lines of credit, net	$—	$4,524,985	$6,743,560

The following table presents the interest expense related to the contractual interest coupon and the amortization of debt discounts on the convertible debentures:

	Twelve months ended September 30,
	2023	2022
Interest expense	$1,363,314	$919,372
Amortization of debt discounts	2,426,544	2,691,617
Total	$3,789,858	$3,610,989

Maturity analysis under the line of credit agreements for the fiscal years ended September 30,
2024	$5,930,914
2025	3,166,733
2026	—
2027	—
2028	—
Lines of credit, related and non-related party	9,097,647
Less: Debt discount on lines of credit payable	(1,552,413)
Total Lines of credit payable, related and non-related party, net	$7,545,234

Revolving Lines of Credit

GemCap Revolving Line of Credit Agreement

Effective as of July 29, 2022, we entered into a Loan and Security Agreement with Industrial Funding Group, Inc. (the “Initial Lender”) for a revolving loan credit facility for the initial principal sum of up to $4,000,000, and through the exercise of an accordion feature, a total sum of up to $10,000,000 (the “GemCap Revolving Line of Credit Agreement”), evidenced by a Revolving Loan Secured Promissory Note, also effective as of July 29, 2022 (the “GemCap Revolving Line of Credit”). Shortly after the effective date of the GemCap Revolving Line of Credit, the Initial Lender assigned the GemCap Revolving Line of Credit Agreement, and the loan documents related thereto, to the GemCap Solutions, LLC (“GemCap” or “Senior Lender.”)  Availability for borrowing under the GemCap Revolving Line of Credit is dependent upon our assets in certain eligible accounts and measures of revenue, subject to reduction for reserves that the Senior Lender may require in its discretion, and the accordion feature is a provision whereby we may request that the Senior Lender increase availability under the GemCap Revolving Line of Credit, subject to its sole discretion. Effective as of October 27, 2022, we entered into Amendment Number 1 to the Loan and Security Agreement and to the Revolving Loan Agreement Schedule, and the Amended and Restated Secured Promissory Note (Revolving Loans) with the Senior Lender to increase the principal sum available under the GemCap Revolving Line of Credit Agreement from $4,000,000 to $6,000,000. The GemCap Revolving Line of Credit matures on July 29, 2024, and began accruing interest on the unpaid principal balance of advances, payable monthly in arrears, on September 7, 2022, at an annual rate equal to the greater of (I) the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) zero percent (0.00%), and (II) four percent (4.00%).

Under the GemCap Revolving Line of Credit Agreement, we have granted to the Senior Lender a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the loan, our existing secured lenders, some of whom are the RAT Lenders under our RAT Non-Revolving Line of Credit (each as defined below) (collectively, the “Subordinated Lenders”) delivered subordination agreements (the “GemCap Subordination Agreements”) to the Senior Lender. We are permitted to make regularly scheduled payments, including payments upon maturity, to such subordinated lenders and potentially other payments subject to a measure of cash flow and receiving certain financing activity proceeds, in accordance with the terms of the GemCap Subordination Agreements. In connection with the delivery of the GemCap Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our common stock (each, a “Subordination Agreement Warrant”). Each Subordination Agreement Warrant has an exercise price of $5.25 per share, expires on July 29, 2025, and is exercisable at any time prior to such date. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, Chairman of our Board of Directors (“Mr. Cassidy”), as directed by its affiliate, Excel Family Partners, LLLP (“Excel”), an entity also managed by Mr. Cassidy, one of the Subordinated Lenders. The Subordinated Lenders receiving warrants for the remaining 104,759 warrant shares were also entitled to receive a cash payment of $22,000 six months from the date of the GemCap Subordination Agreements, representing one percent (1.00%) of the outstanding principal amount of the loan held by such Subordinated Lenders. This cash payment was made to those Subordinated Lenders on January 25, 2023.

The GemCap Revolving Line of Credit had a balance, including accrued interest, amounting to $3,757,074 and $4,587,255 as of September 30, 2023, and 2022, respectively. We incurred interest expense for the GemCap Revolving Line of Credit in the amount of $1,379,673 and $225,345 for the twelve months ended September 30, 2023, and 2022.

Non-Revolving Lines of Credit

Excel Non-Revolving Line of Credit

On February 23, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “Prior Excel Line of Credit Agreement”) with Excel, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, for aggregate principal amount of $1,500,000, which was amended on April 13, 2022, to increase the aggregate principal amount to $2,000,000 (the “$2m Line of Credit”). Effective as of April 25, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement with Excel (the “Excel Non-Revolving Line of Credit Agreement”) for an aggregate principal amount of $4,022,986 (the “Excel Non-Revolving Line of Credit”). The Excel Non-Revolving Line of Credit matured eighteen (18) months from the date of the Excel Non-Revolving Line of Credit Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve percent (12%) per year. On April 25, 2022, we used $2,000,000 of the proceeds of the Excel Non-Revolving Line of Credit to prepay all of the remaining outstanding principal and interest of the $2m Line of Credit and the Prior Excel Line of Credit Agreement was terminated in connection with such prepayment. Under the Excel Non-Revolving Line of Credit Agreement, we granted to the lender a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof (which was subsequently subordinated in connection with our GemCap Revolving Line of Credit Agreement (as defined above)). In connection with the Excel Non-Revolving Line of Credit, on April 25, 2022, we issued a warrant to Excel for an aggregate of up to 383,141 shares of our common stock. The warrant has an exercise price of $5.25 per share, expires on April 25, 2025, and is exercisable at any time prior to the expiration date. Effective as of December 14, 2022, we entered into a Non-Revolving Line of Credit Agreement Amendment and a Non-Revolving Line of Credit Promissory Note Amendment with Excel to extend the maturity date of the Excel Non-Revolving Line of Credit from eighteen (18) months to twenty-four (24) months from the date of the Excel Non-Revolving Line of Credit Agreement. Effective as of May 10, 2023, we entered into a Non-Revolving Line of Credit Agreement Amendment No. 2 and a Non-Revolving Line of Credit Promissory Note Amendment No. 2 with Excel to extend the maturity date of the Excel Non-Revolving Line of Credit from twenty-four (24) months to twenty-five (25) months from the date of the Excel Non-Revolving Line of Credit Agreement.

As of September 12, 2023, $4,444,060 of principal and interest on the Excel Non-Revolving Line of Credit was outstanding (the “Excel Non-Revolving Line of Credit Pay Off Amount”). On September 12, 2023, we entered into a Note Conversion Agreement with Excel (the “Excel Non-Revolving Note Conversion Agreement”), pursuant to which Excel agreed to convert the Excel Non-Revolving Line of Credit Amount owed under the Excel Non-Revolving Line of Credit Agreement into 6,005,487 shares of our common stock, par value $0.0001 per share, at a conversion price per share of $0.74. The Excel Non-Revolving Note Conversion Agreement contains customary representations, warranties, agreements and obligations of the parties. After the conversion of the Excel Non-Revolving Line of Credit Pay Off Amount and the issuance of the shares, there was no principal or interest remaining under the Excel Non-Revolving Line of Credit and the Prior Excel Line of Credit Agreement was terminated in connection with such conversion.

The Excel Non-Revolving Line of Credit had a balance, including accrued interest, amounting to $0 and $4,226,181 as of September 30, 2023, and September 30, 2022, respectively. We incurred interest expense for the Excel Non-Revolving Line of Credit in the amount of $1,304,807 and $820,051 for the twelve months ended September 30, 2023, and 2022, respectively.

RAT Non-Revolving Line of Credit

Effective as of May 13, 2022, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “RAT Non-Revolving Line of Credit Agreement”) with several institutions and individuals (each a “RAT Lender” and collectively, the “RAT Lenders”) and RAT Investment Holdings, LP, as administrator of the loan (the “Loan Administrator”) for an aggregate principal amount of $2,200,000 (the “RAT Non-Revolving Line of Credit”), evidenced by a Non-Revolving Line of Credit Promissory Note (the “RAT Note”), also effective as of May 13, 2022. Pursuant to the terms of the RAT Non-Revolving Line of Credit Agreement, the RAT Non-Revolving Line of Credit matured eighteen (18) months from the effective date of the RAT Non-Revolving Line of Credit (the “Line of Credit Maturity Date”) and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve percent (12%) per year. Under the RAT Non-Revolving Line of Credit Agreement, we granted to the RAT Lenders a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the Excel Revolving Line of Credit Agreement (as defined above) and the May 2023 Secured Line of Credit Agreement (as defined below) and (each of which are subordinated in connection with our GemCap Revolving Line of Credit Agreement (as defined above)).

In connection with the RAT Non-Revolving Line of Credit Agreement, on May 13, 2022, we issued a warrant (collectively, the “RAT Loan Warrants”) to each RAT Lender for an aggregate of up to 209,522 shares of our common stock. Each RAT Loan Warrant had an exercise price of $5.25 per share, expires on May 13, 2025, and is exercisable at any time prior to the expiration date.

Effective as of November 13, 2023, we entered into a Non-Revolving Line of Credit Loan Agreement Amendment (the “RAT Non-Revolving Line of Credit Agreement Amendment”) with the RAT Lenders to: (i) extend the maturity date from eighteen (18) months to twenty-seven (27) months from the date of the RAT Non-Revolving Line of Credit Agreement, or August 13, 2024; and (ii) amend the payment terms of the RAT Non-Revolving Line of Credit such that no payment of interest or principal under the RAT Non-Revolving Line of Credit Agreement or the RAT Note will be due and payable from November 13, 2023, to the Line of Credit Maturity Date, as extended by the RAT Non-Revolving Line of Credit Agreement Amendment, except for (a) one payment of $374,000 on November 13, 2023, (comprised of accrued interest of $132,000 due through November 13, 2023, an initial payment of principal of $220,000 and $22,000 as consideration to extend the Line of Credit Maturity Date); and (b) nine (9) monthly payments of principal of $220,000 plus accrued interest, commencing December 13, 2023. In consideration for the extension of the Line of Credit Maturity Date, we agreed to amend the terms of the RAT Loan Warrants as well as the Subordination Agreement Warrants issued to the RAT Lenders in connection with the GemCap Subordination Agreements described above to reduce the warrant exercise price to $1.00. See “—GemCap

Revolving Line of Credit.” We also agreed to apply one-third (1/3) of the net proceeds of any capital raise that takes place subsequent to the date of the RAT Non-Revolving Line of Credit Agreement Amendment, other than proceeds from an equity offering under our ATM Sales Agreement or from an affiliate or insider, toward paying down the then outstanding principal amount due under the RAT Non-Revolving Line of Credit. Pursuant to the RAT Non-Revolving Line of Credit Agreement Amendment, each RAT Lender agreed to enter into a lock-up agreement restricting the disposal of any shares of our common stock that are issued in connection with the exercise of the RAT Loan Warrants or the Subordination Agreement Warrants for a period of twelve (12) months from the date of the RAT Non-Revolving Line of Credit Agreement Amendment.

The RAT Non-Revolving Line of Credit had a balance, including accrued interest, amounting to $2,300,899 and $2,301,260 as of September 30, 2023, and September 30, 2022, respectively. We incurred interest expense for the RAT Non-Revolving Line of Credit in the amount of $894,251 and $346,847 for the twelve months ended September 30, 2023, and 2022, respectively.

May 2023 Secured Line of Credit

Effective as of May 10, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “May 2023 Secured Line of Credit Agreement”) with several individuals and institutional lenders for aggregate loans of up to $4.0 million (the “May 2023 Secured Line of Credit”), evidenced by Secured Non-Revolving Line of Credit Promissory Notes (each a “May 2023 Secured Note” and collectively, the “May 2023 Secured Notes”), also effective as of May 10, 2023. The May 2023 Secured Line of Credit matures twenty-four (24) months from the date of the May 2023 Secured Line of Credit Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve percent (12%) per year. We granted to the lenders under the May 2023 Secured Line of Credit Agreement a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the RAT Non-Revolving Line of Credit Agreement and the Excel Revolving Line of Credit Agreement, but is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. See “— GemCap Revolving Line of Credit Agreement.”

In connection with the May 2023 Secured Line of Credit, on May 10, 2023, we agreed to issue to each lender under the May 2023 Secured Line of Credit Agreement, upon drawdown, a warrant to purchase up to an aggregate of 369,517 shares of our common stock. The warrants have an exercise price of $4.33 per share, expire on May 10, 2026, and is exercisable at any time prior to such date.

As of May 10, 2023, Excel, an entity managed by Mr. Cassidy, had committed to be a lender under the May 2023 Secured Line of Credit Agreement for an aggregate loan of $2.65 million, and as of September 11, 2023, Excel had not loaned any funds under the May 2023 Secured Line of Credit. Pursuant to the terms of a Pay Off Letter Agreement with Excel dated September 12, 2023, we refinanced the outstanding principal and interest of the Excel $2.2M Line of Credit (as defined below) to be included as part of the obligations of the May 2023 Secured Line of Credit Agreement.  As a result, as of September 12, 2023, Excel had loaned $2,266,733 under the May 2023 Secured Line of Credit Agreement and received a warrant to purchase 209,398 shares of our common stock. See “Excel $2.2M Line of Credit.”

The May 2023 Secured Line of Credit had a balance, including accrued interest, amounting to $3,214,769 and $0 as of September 30, 2023, and September 30, 2022, respectively. We incurred interest expense for the May 2023 Secured Line of Credit  in the amount of $144,392 and $0 for the twelve months ended September 30, 2023, and 2022, respectively.

As of December 14, 2023, the outstanding principal and interest on Excel’s portion of the May 2023 Secured Line of Credit was $2,328,617 (the “Excel May 2023 Secured Line of Credit Pay Off Amount”). On December 14, 2023, we entered into a Note Conversion Agreement with Excel (the “Excel May 2023 Secured Line of Credit Note Conversion Agreement”) pursuant to which Excel agreed to convert the Excel May 2023 Secured Line of Credit Amount owed under the May 2023 Secured Line of Credit Agreement into 2,910,771 shares of our common stock, par value $0.0001 per share, at a conversion price per share of $0.80. The Excel May 2023 Secured Line of Credit Note Conversion Agreement contains customary representations, warranties, agreements and obligations of the parties. After the conversion of the Excel May 2023 Secured Line of Credit Pay Off Amount and the issuance of the shares to Excel, $934,200 in principal and interest remained under the May 2023 Secured Line of Credit.

As of December 15, 2023, a total principal amount of $900,000 had been drawn on the May 2023 Secured Line of Credit, and we had issued warrants for a total of 292,540 warrant shares to Lenders in connection with the May 2023 Secured Line of Credit.

Excel $2.2M Line of Credit

On May 31, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (“Excel $2.2M Secured Line of Credit Agreement”) with Excel, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, for an aggregate principal amount of up to $2,200,000 (the “Excel $2.2M Line of Credit”), evidenced by a Non-Revolving Line of Credit Promissory Note (the “Excel $2.2M Note”). The Excel $2.2M Line of Credit matured ninety (90) days from the date of the Excel $2.2M Secured Line of Credit Agreement and accrues interest, payable in arrears on the Excel $2.2M Line of Credit maturity date, at a fixed rate of interest equal to ten and one half percent (10.5%) per year. Effective as of August 29, 2023, we entered into a letter agreement (the “Excel $2.2M Line of Credit Amendment Letter Agreement”) with Excel to amend the Excel $2.2M Line of Credit Agreement and the Excel $2.2M Note to extend the maturity date of the Excel $2.2M Secured Line of Credit from ninety (90) days to one hundred twenty (120) days from the date of the Excel $2.2M Secured Line of Credit Agreement, or September 28, 2023.

Under the Excel $2.2M Secured Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest was pari passu with the RAT Non-Revolving Line of Credit Agreement, but subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement.

On September 12, 2023, we entered into a Pay Off Letter Agreement with Excel, pursuant to which we agreed to pay off the principal and interest outstanding under the $2.2M Line of Credit, amounting to $2,266,733 (the “$2.2M Line of Credit Pay Off Amount”) by refinancing the $2.2M Line of Credit Pay Off Amount to be included as part of the obligations under the May 2023 Secured Line of Credit  Agreement. Under the terms of the May 2023 Secured Line of Credit Agreement, Excel was issued a warrant to purchase 209,398 shares of our common stock, which has an exercise price of $4.33 per share, expires on May 10, 2026, and is exercisable at any time prior to such date.  As a result of such refinancing, there was no principal or interest remaining under the Excel $2.2M Secured Line of Credit, and the Excel $2.2M Secured Line of Credit Agreement was terminated.

The Excel $2.2M Line of Credit had a balance, including accrued interest, amounting to $0 and $0 as of September 30, 2023, and 2022, respectively. We incurred interest expense for the Excel $2.2M Line of Credit in the amount of $66,733 and $0 for the twelve months ended September 30, 2023, and 2022, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of September 30, 2023.

NOTE 10 – RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

GemCap Revolving Line of Credit Agreement and Warrants

Effective as of July 29, 2022, we entered into the GemCap Revolving Line of Credit Agreement. In connection with the loan under the GemCap Revolving Line of Credit, the Subordinated Lenders delivered the GemCap Subordination Agreements to GemCap, or the Senior Lender. In connection with the delivery of the GemCap Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our common stock. Each warrant has an exercise price of $5.25 per share, expires on July 29, 2025. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, as directed by its affiliate, Excel, one of the Subordinated Lenders.

Excel Non-Revolving Loan Agreement

On February 23, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “Prior Excel Line of Credit Agreement”) with Excel Family Partners, LLLP (“Excel”), an entity managed by Bruce Cassidy, Chairman of our Board of Directors, for aggregate principal amount of $1,500,000, which was amended on April 13, 2022, to increase the aggregate principal amount to $2,000,000 (the “$2m Line of Credit”). Effective as of April 25, 2022, we entered into a Non-Revolving Line of Credit Agreement with Excel (the “Excel Non-Revolving Line of Credit Agreement”) for an aggregate principal amount of $4,022,986 (the “Excel Non-Revolving Line of Credit”). The Excel Non-Revolving Line of Credit matured eighteen (18) months from the date of the Excel Non-Revolving Line of Credit Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve percent (12%) per year. On April 25, 2022, we used $2,000,000 of the proceeds of the Excel Non-Revolving Line of Credit to prepay all of the remaining outstanding principal and interest of the $2m Line of Credit and the Prior Excel Line of Credit Agreement was terminated in connection with such prepayment. Under the Excel Non-Revolving Line of Credit Agreement, we granted to the lender a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof (which was subsequently subordinated in connection with our GemCap Revolving Line of Credit Agreement (as defined above)). In connection with the Excel Non-Revolving Line of Credit, on April 25, 2022, we issued a warrant to Excel for an aggregate of up to 383,141 shares of our common stock. The warrant has an exercise price of $5.25 per share, expires on April 25, 2025, and is exercisable at any time prior to the expiration date. Effective as of December 14, 2022, we entered into a Non-Revolving Line of Credit Agreement Amendment and a Non-Revolving line of Credit Promissory Note Amendment with Excel to extend the maturity date of the Excel Non-Revolving Line of Credit from eighteen (18) months to twenty-four (24) months from the date of the Excel Non-Revolving Line of Credit Agreement. Effective as of May 10, 2023, we entered into a Non-Revolving Line of Credit Agreement Amendment No. 2 and a Non-Revolving Line of Credit Promissory Note Amendment No. 2 with Excel to extend the maturity date of the Excel Non-Revolving Line of Credit from twenty-four (24) months to twenty-five (25) months from the date of the Excel Non-Revolving Line of Credit Agreement.

As of September 12, 2023, $4,444,060 of principal and interest on the Excel Non-Revolving Line of Credit were outstanding (the “Excel Non-Revolving Line of Credit Pay Off Amount”). On September 12, 2023, we entered into a Note Conversion Agreement with Excel (the “Excel Non-Revolving Note Conversion Agreement”), pursuant to which Excel agreed to convert the Excel Non-Revolving Line of Credit Amount owed under the Excel Non-Revolving Line of Credit

Agreement into 6,005,487 shares of our common stock, par value $0.0001 per share, at a conversion price per share of $0.74. The Excel Non-Revolving Note Conversion Agreement contains customary representations, warranties, agreements and obligations of the parties. After the conversion of the Excel Non-Revolving Line of Credit Pay Off Amount and the issuance of the shares, there was no principal or interest remaining under the Excel Non-Revolving Line of Credit and the Prior Excel Line of Credit Agreement was terminated in connection with such conversion.

The Excel Non-Revolving Line of Credit had a balance, including accrued interest, amounting to $0 and $4,226,181 as of September 30, 2023, and 2022, respectively. We incurred interest expense for the Excel Non-Revolving Line of Credit in the amount of $1,304,807 and $820,051 for the twelve months ended September 30, 2023, and 2022, respectively.

May 2023 Secured Line of Credit

As of May 10, 2023, Excel, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, had committed to be a lender under the May 2023 Secured Line of Credit Agreement for an aggregate loan of $2.65 million, and as of September 11, 2023, Excel had not loaned any funds under the May 2023 Secured Line of Credit. Pursuant to the terms of a Pay Off Letter Agreement with Excel dated September 12, 2023, we refinanced the outstanding principal and interest of the Excel $2.2M Line of Credit (as described below) to be included as part of the obligations of the May 2023 Secured Line of Credit Agreement.  As a result, as of September 12, 2023, Excel had loaned $2,266,733 under the May 2023 Secured Line of Credit Agreement and received a warrant to purchase 209,398 shares of our common stock.

The May 2023 Secured Line of Credit had a balance, including accrued interest, amounting to $3,214,769 and $0 as of September 30, 2023, and 2022, respectively. We incurred interest expense for the May 2023 Secured Line of Credit in the amount of $144,392 and $0 for the twelve months ended September 30, 2023, and 2022, respectively.

As of December 14, 2023, the outstanding principal and interest on Excel’s portion of the May 2023 Secured Line of Credit was $2,328,617 (the “Excel May 2023 Secured Line of Credit Pay Off Amount”).  On December 14, 2023, we entered into a Note Conversion Agreement with Excel (the “Excel May 2023 Secured Line of Credit Note Conversion Agreement”) pursuant to which Excel agreed to convert the Excel May 2023 Secured Line of Credit Amount owed under the May 2023 Secured Line of Credit Agreement into 2,910,771 shares of our common stock, par value $0.0001 per share, at a conversion price per share of $0.80. The Excel May 2023 Secured Line of Credit Note Conversion Agreement contains customary representations, warranties, agreements and obligations of the parties. After the conversion of the Excel May 2023 Secured Line of Credit Pay Off Amount and the issuance of the shares to Excel, $934,200 in principal and interest remained under the May 2023 Secured Line of Credit.

Excel $2.2M Line of Credit

On May 31, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (“Excel $2.2M Secured Line of Credit Agreement”) with Excel, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, for principal amount of up to $2,200,000 (the “Excel $2.2M Line of Credit”), evidenced by a Non-Revolving Line of Credit Promissory Note (the “Excel $2.2M Note”). The Excel $2.2M Line of Credit matured ninety (90) days from the date of the Excel $2.2M Secured Line of Credit Agreement and accrues interest, payable in arrears on the Excel $2.2M Line of Credit maturity date, at a fixed rate of interest equal to ten and one half percent (10.5%) per year. Effective as of August 29, 2023, we entered into a letter agreement (the “Excel $2.2M Line of Credit Amendment Letter Agreement”) with Excel to amend the Excel $2.2M Line of Credit Agreement and the Excel $2.2M Note to extend the maturity date of the Excel $2.2M Secured Line of Credit from ninety (90) days to one hundred twenty (120) days from the date of the Excel $2.2M Secured Line of Credit Agreement, or September 28, 2023.

Under the Excel $2.2M Secured Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest was pari passu with the RAT Non-Revolving Line of Credit Agreement, but subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement.

On September 12, 2023, we entered into a Pay Off Letter Agreement with Excel, pursuant to which we agreed to pay off the principal and interest outstanding under the $2.2M Line of Credit, amounting to $2,266,733 (the “$2.2M Line of Credit Pay Off Amount”) by refinancing the $2.2M Line of Credit Pay Off Amount to be included as part of the obligations under the May 2023 Secured Line of Credit Agreement. Under the terms of the May 2023 Secured Line of Credit Agreement, Excel was issued a warrant to purchase 209,398 shares of our common stock, which has an exercise price of $4.33 per share, expires on May 10, 2026, and is exercisable at any time prior to such date.  As a result of such refinancing, there was no principal or interest remaining under the Excel $2.2M Secured Line of Credit, and the Excel $2.2M Secured Line of Credit Agreement was terminated.

The Excel $2.2M Line of Credit had a balance, including accrued interest, amounting to $0 and $0 as of September 30, 2023, and 2022, respectively. We incurred interest expense for the Excel $2.2M Line of Credit in the amount of $66,733 and $0 for the twelve months ended September 30, 2023, and 2022, respectively.

500 Limited

For the twelve months ended September 30, 2023, and 2022, we paid 500 Limited $394,300 and $413,469, respectively, for programming services provided to Loop. 500 Limited is an entity controlled by Liam McCallum, our Chief Product and Technology Officer.

NOTE 11 –STOCKHOLDERS’ EQUITY (DEFICIT)

Change in Number of Authorized and Outstanding Shares

On August 15, 2023, the Loop stockholders voted at our 2023 Annual Meeting of Stockholders to approve an amendment to our Restated Articles of Incorporation to increase the number of shares of common stock, par value of $0.0001 per share (“Common Stock”), authorized for issuance thereunder from 105,555,556 shares to 150,000,000 shares.

On September 26, 2022, a 1 for 3 reverse stock split of our Common stock became effective. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively adjusted for the effects of the reverse split for all periods presented.

Common stock

Our authorized capital stock consists of 150,000,000 shares of common stock, $0.0001 par value per share, 3,333,334 shares of Series A preferred stock, $0.0001 par value per share and 3,333,334 shares of Series B preferred stock, $0.0001 par value per share. As of September 30, 2023, and 2022, there were 65,620,151 and 56,381,209, respectively, shares of common stock issued and outstanding.

Twelve months ended September 30, 2023

We filed a Shelf Registration Statement on Form S-3 that has been declared effective by the SEC. On May 12, 2023, we entered into an At Market (“ATM”) Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which we may offer and sell, from time to time through the Agent, shares of our Common Stock, for aggregate gross proceeds of up to $50,000,000. During the twelve months ended September 30, 2023, we issued 3,109,843 shares of Common Stock under the Sales Agreement, resulting in cash proceeds of $8,724,544, net of placement agent’s commission and related fees of $269,600 but before deducting issuance costs of $105,253.

As of December 15, 2023, we have approximately $41,000,000 available under the ATM Sales Agreement.

During the twelve months ended September 30, 2023, we issued 37,462 shares of Common Stock upon the exercise of stock options.

During the twelve months ended September 30, 2023, we issued 6,005,487 shares of Common Stock to a board member upon the conversion of non-revolving line of credit plus accrued interest totaling $4,444,060.

During the twelve months ended September 30, 2023, we issued 6,757 shares of Common Stock for capital raise costs.

See Note 12 – Stock Options and Warrants for stock compensation discussion.

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

The following table summarizes the stock option activity for the twelve months ended September 30, 2023:

	Number of	Weighted Average	Weighted Average	Aggregate
	Options	Exercise Price	Remaining Contractual Term	Intrinsic Value
Outstanding at September 30, 2022	8,174,563	$3.78	8.05	$91,888,491
Grants	839,996	4.59	—	—
Exercised	(37,462)	1.71	—	—
Expired	—	—	—	—
Forfeited	(127,792)	5.81	—	—
Outstanding at September 30, 2023	8,849,305	$3.84	6.35	$—
Exercisable at September 30, 2023	7,348,076	$3.64	5.82	$—

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price greater than our stock price of $0.50 as of September 30, 2023, and $4.46 as of September 30, 2022, which would have been received by the option holders had those option holders exercised their options as of that date.

We recognize compensation expense for all stock options granted using the fair value-based method of accounting. During the twelve months ended September 30, 2023, we issued 839,996 options valued at $4.59 per option. As of September 30, 2023, the total compensation cost related to nonvested awards not yet recognized is $4,561,372 and the weighted average period over which expense is expected to be recognized in months is 26.8.

We calculated the fair value of options issued using the Black-Scholes option pricing model, with the following assumptions:

September 30, 2023

Weighted average fair value of options granted	$4.59
Expected life	5.88
Risk-free interest rate	3.97%
Expected volatility	52.30%
Expected dividends yield	—%
Forfeiture rate	—%

The stock-based compensation expense related to option grants was $6,326,055 and $8,889,474, for the twelve months ended September 30, 2023, and 2022, respectively.

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

On July 1, 2023, we granted an aggregate of 54,393 RSUs which vested one hundred percent (100%) on the grant date.  Each RSU was valued at $2.39 per share.

The following table summarizes the RSU activity for the twelve months ended September 30, 2023:

	Number of	Weighted Average	Aggregate
	RSUs	Fair Value	Intrinsic Value
Outstanding at September 30, 2022	890,000	$5.00	$442,330
Granted	266,397	5.45	105,366
Vested	(295,643)	4.52	119,901
Expired	—	—	—
Forfeited	—	—	—
Outstanding at September 30, 2023	860,754	$5.30	$427,795

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on our stock price of $0.50 as of September 30, 2023, and $4.46 as of September 30, 2022, which would have been received by the RSU holders as of that date.

The stock-based compensation expense related to RSU grants was $1,755,995 and $27,356, for the twelve months ended September 30, 2023, and 2022, respectively.

As of September 30, 2023, the total compensation cost related to nonvested RSU awards not yet recognized was $3,881,303 and the weighted average period over which expense is expected to be recognized is 36.3 months.

Warrants

The following table summarizes the warrant activity for the twelve months ended September 30, 2023:

	Number of	Weighted average exercise
	shares	price per share
Outstanding at September 30, 2022	5,300,033	$5.82
Issued	292,540	4.43
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2023	5,592,573	$5.74

We record all warrants granted using the fair value-based method of accounting.

During the twelve months ended September 30, 2023, we issued 292,540 warrants in conjunction with debt. We allocated the fair value of the warrants at inception as debt discount and recorded the straight-line amortization ratably over the life of the debt as interest expense.  During the twelve months ended September 30, 2023, we recorded $447,897 as debt discount and amortized as interest expense.

We recorded consulting expense of $276,610 as a result of current period vesting of previously issued warrants to various companies for consulting services.

We calculated the fair value of warrants issued using the Black-Scholes option pricing model, with the following assumptions:

	September 30, 2023

Weighted average fair value of warrants granted	$4.33
Expected life	2.79	years
Risk-free interest rate	4.56%
Expected volatility	47.63%
Expected dividends yield	-%
Forfeiture rate	-%

NOTE 13 - INCOME TAX

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

The components of income (loss) before the provision (benefit) for income taxes are as follows:

	Twelve months ended September 30,
	2023	2022
Domestic Operations	$(31,452,978)	$(29,123,800)
Foreign Operations	(492,189)	(356,324)
Total	$(31,945,167)	$(29,480,124)

The provision for income taxes consists of the following:

	Twelve months ended September 30,
	2023	2022
Current:
Federal	$—	$—
State	18,512	(676)
Foreign	—	—
Total Current provision (benefit)	18,512	(676)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total Deferred provision (benefit)	—	—
Total provision (benefit)	$18,512	$(676)

The effective tax rate differs from the U.S. income tax rate as follows:

	September 30,
	2023	2022

U.S. federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	7.62%	1.65%
Goodwill impairment	—%	(1.40)%
Non-deductible items	(1.23)%	(0.12)%
Change in valuation allowance	(33.13)%	(18.08)%
Change in tax rates	4.10%	(0.18)%
US effects of foreign operations	(0.07)%	(0.04)%
Deferred tax true-up	(0.79)%	(2.79)%
Other	2.43%	(0.04)%
Effective tax rate	(0.07)%	0.00%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	September 30,
	2023	2022
Deferred tax assets:
Net operating losses	$16,532,642	$10,045,027
Allowance for doubtful accounts	133,539	189,124
Stock-based compensation	6,766,029	3,982,495
Accrued expenses	382,321	4,806
Intangible book/tax basis difference	1,900,189	1,695,480
Other	10,436	—
Total deferred tax assets, net	25,725,156	15,916,932
Less: reserve for allowance	(25,237,534)	(14,748,164)
Total deferred tax assets, net of valuation allowance	$487,622	$1,168,768

Deferred tax liabilities:
Fixed assets book/ tax basis difference	(22,606)	(298,437)
Operating right of use assets	—	(277)
Debt discount	(462,873)	(870,054)
Other	(2,143)	—
Total deferred tax liabilities	$(487,622)	$(1,168,768)
Total deferred tax liabilities, net	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is based on the assessment of available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the utilization of existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the prior three-year period ended September 30, 2023. Such objective evidence limits the ability to consider subject evidence such as our projections for future growth. Based on this assessment, we maintained a full valuation allowance against our net deferred tax assets as of September 30, 2023, and 2022. If these estimates and assumptions change in the future, we may be required to reduce our existing valuation allowance resulting in less income tax expense.

For the year ended September 30, 2023, the valuation allowance increased by approximately $10.5 million from the prior year primarily from current year operating losses for which no tax benefit was provided.

As of September 30, 2023, we have federal net operating loss carryforwards of $59.9 million of which $1.6 million expire between 2036 and 2037 and available to offset 100% of future taxable income. The remaining $58.3 million of federal net operating losses have an indefinite carryforward period but is available to offset only 80% of future taxable income. Our ability to use our federal net operating carryforwards may be limited if we experience an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended. As we are continuing to generate taxable losses, we have not completed an analysis under Section 382 to determine whether any such limitations have been triggered as of September 30, 2023.

As of September 30, 2023, we have state net operating loss carryforwards of $57 million. The state NOLs begin to expire in 2037. We have Singapore net operating loss carryforwards of $2.2 million which have an indefinite carryforward period.

We applied the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that it has taken or expects to take on a tax return. As of September 30, 2023, and 2022, we had no uncertain tax positions. We do not expect that our unrecognized tax benefits will significantly increase or decrease within twelve months.

We file income tax returns in the U.S., Singapore and various U.S. state jurisdictions. As of September 30, 2023, the U.S. federal tax years open to examination by the Internal Revenue Service are 2019 through 2022. The Singapore and various U.S. state returns remain open to examination for 2018 through 2022.

NOTE 14 – SUBSEQUENT EVENTS

We have evaluated all subsequent events through the date of this Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2023, and events which occurred after September 30, 2023, but which were not recognized in the financial statements.

Excel Revolving Line of Credit

Effective as of December 14, 2023, we entered into a Revolving Line of Credit Loan Agreement with Excel (the “Excel Revolving Line of Credit Agreement”) for up to a principal sum of $2,500,000, under which we may pay down and re-borrow up to the maximum amount of the $2,500,000 limit (the “Excel Revolving Line of Credit”). Our drawdown on the Excel Revolving Line of Credit is limited to no more than twenty-five percent (25%) of the last three full months’ revenue, not to exceed $1,250,000 in any quarter, and not to exceed in aggregate the outstanding debt amount of $2,500,000.The Excel Revolving Line of Credit is a perpetual loan, with a maturity date that is twelve (12) months from the date of formal notice of termination by Excel, and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to ten  percent (10%) per year. Under the Excel Revolving Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the RAT Non-Revolving Line of Credit Agreement and the May 2023 Secured Line of Credit (each as described above), but is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement (as described above).

Under the terms of the Excel Revolving Line of Credit Agreement, on December 14, 2023, we agreed to issue to Excel a warrant to purchase up to an aggregate of 3,125,000 shares of our common stock. Each warrant has an exercise price of $0.80 per share, which was the closing price of our common stock on December 14, 2023, expires on December 14, 2026, and is exercisable at any time prior to such date, to the extent that after giving effect to such exercise, Excel and its affiliates would beneficially own, for purposes of Section 13(d) of the  Exchange Act, no more than 29.99% of the outstanding shares of our common stock.

As of the date of this Report, we had not drawn down any funds from the Excel Revolving Line of Credit.

Excel May 2023 Secured Line of Credit Note Conversion Agreement

As of December 14, 2023, the outstanding principal and interest on Excel’s portion of the May 2023 Secured Line of Credit was $2,328,617 (the “Excel May 2023 Secured Line of Credit Pay Off Amount”) of the total aggregate principal and interest outstanding under the May 2023 Secured Line of Credit of $3,262,817.  On December 14, 2023, we entered into a Note Conversion Agreement with Excel (the “Excel May 2023 Secured Line of Credit Note Conversion Agreement”) pursuant to which Excel agreed to convert the Excel May 2023 Secured Line of Credit Amount owed under the May 2023 Secured Line of Credit Agreement into 2,910,771 shares of our common stock, par value $0.0001 per share, at a conversion price per share of $0.80. The Excel May 2023 Secured Line of Credit Note Conversion Agreement contains customary representations, warranties, agreements and obligations of the parties. After the conversion of the Excel May 2023 Secured Line of Credit Pay Off Amount and the issuance of the shares to Excel, $934,200 in principal and interest remained under the May 2023 Secured Line of Credit.

Repricing and Exercise of Certain Existing Warrants

On December 14, 2023, we agreed to offer to amend certain existing warrants exercisable for an aggregate of up to 4,055,240 shares of the Company’s common stock (each such warrant an “Existing Warrant”) to reduce the respective exercise prices thereof to $0.80 per share (such new price being referred to as the “Amended Warrant Exercise Price”), which was the closing price per share of our common stock as quoted on the NYSE American on December 13, 2023, on the condition that the holder of each Existing Warrant will commit to exercise the Existing Warrant within eight (8) business days from the date the warrant holder enters into a binding agreement, or some other number of days to be agreed by the Existing Warrant holder (the “Warrant Reprice Letter Agreement”), to exercise, paying the aggregated Amended Warrant Exercise Price of each respective Existing Warrant in cash to the Company (the “Warrant Repricing”). Holders of Existing Warrants have until December 31, 2023, to enter into a Warrant Reprice Letter Agreement by 4:00 p.m., Eastern Time, on December 31, 2023, after which time the original per share warrant exercise price of Existing Warrants will remain unchanged. Existing Warrants exercisable for an aggregate of up to 786,482 shares of our common stock are held by Excel Family Partners, LLLP, and Eagle Investment Group, LLC, entities managed by Bruce Cassidy, Sr., Chairman of our Board of Directors.  Existing Warrants exercisable for an aggregate of up to 443,332 shares of our common stock are held by Denise Penz, a member of our Board of Directors.  As of the date of this Report, each of Mr. Cassidy and Ms. Penz had entered into a Warrant Reprice Letter Agreement to exercise their Existing Warrants, which will result in net proceeds to the Company of $983,851. As of the date of this Report, we have total commitments, including those from Mr. Cassidy and Ms. Penz, from holders of Existing Warrants to reprice and exercise Existing Warrants for an aggregate of 1,828,147 shares at an aggregate exercise price of $1,462,518.  There is no assurance that other Existing Warrant holders (who are not officers or directors of the Company) will agree to the repricing and exercise of their Existing Warrants.