Form 10-Q
period 2023-12-31
Loop Media, Inc.
filed 2024-02-07
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒No

As of February 5, 2024, the registrant had 70,851,214 shares of common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2023	2023
ASSETS	(UNAUDITED)
Current assets
Cash	$3,811,159	$3,068,696
Accounts receivable, net	7,941,430	6,211,815
Prepaid expenses and other current assets	669,360	987,605
Content assets - current	1,937,900	2,218,894
Total current assets	14,359,849	12,487,010
Non-current assets
Deposits	12,145	12,054
Content assets - non current	304,180	448,726
Deferred costs - non current	1,710,583	744,408
Property and equipment, net	2,533,829	2,711,558
Intangible assets, net	449,778	477,889
Total non-current assets	5,010,515	4,394,635
Total assets	$19,370,364	$16,881,645
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$6,627,014	$4,978,920
Accrued liabilities	2,324,189	3,546,338
Accrued royalties and revenue share	6,272,056	4,930,329
License content liabilities - current	521,746	489,157
Deferred Income	19,565	—
Revolving line of credit, current	4,907,573	2,985,298
Non-revolving line of credit	1,760,000	2,124,720
Total current liabilities	22,432,143	19,054,762
Non-current liabilities
License content liabilities - non current	184,000	208,000
Non-revolving line of credit	441,390	475,523
Non-revolving line of credit, related party	—	1,959,693
Total non-current liabilities	625,390	2,643,216
Total liabilities	23,057,533	21,697,978

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity (deficit)
Common Stock, $0.0001 par value, 150,000,000 shares authorized, 70,851,214 and 65,620,151 shares issued and outstanding as of December 31, 2023 and September 30, 2023, respectively	7,085	6,562
Additional paid in capital	129,876,691	123,462,648
Accumulated deficit	(133,570,945)	(128,285,543)
Total stockholders' equity (deficit)	(3,687,169)	(4,816,333)
Total liabilities and stockholders' equity (deficit)	$19,370,364	$16,881,645

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended December 31,
	2023	2022

Revenue	$10,171,256	$14,825,831
Cost of revenue
Cost of revenue - Advertising and Legacy and other revenue	5,739,710	8,457,633
Cost of revenue - depreciation and amortization	807,007	682,167
Total cost of revenue	6,546,717	9,139,800
Gross profit	3,624,539	5,686,031

Operating expenses
Sales, general and administrative	6,170,977	7,958,134
Stock-based compensation	1,328,225	1,790,807
Depreciation and amortization	381,875	187,716
Total operating expenses	7,881,077	9,936,657

Loss from operations	(4,256,538)	(4,250,626)

Other income (expense)
Interest income		—
Interest expense	(1,002,189)	(1,007,583)
Loss on extinguishment of debt	(25,424)	—
Other expense	(1,251)	—
Total other income (expense)	(1,028,864)	(1,007,583)
Loss before income taxes	(5,285,402)	(5,258,209)
Income tax (expense)/benefit	—	(1,230)
Net loss	$(5,285,402)	$(5,259,439)

Basic and diluted net loss per common share (Note 2)	$(0.09)	$(0.09)

Weighted average number of basic and diluted common shares outstanding	66,787,371	56,381,209

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023, and 2022

(UNAUDITED)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balances, September 30, 2023	65,620,151	$6,562	$123,462,648	$(128,285,543)	$(4,816,333)
Stock-based compensation			1,287,390		1,287,390
Warrants issued for debt			1,003,269		1,003,269
Warrants issued for consulting fees			40,835		40,835
Shares issued for consulting fees	311,889	31	124,101		124,132
Shares issued for debt conversion	3,037,895	304	2,455,437		2,455,741
Shares issued for capital raise costs	30,405	3	22,497		22,500
Shares issued upon warrant exercises	1,850,874	185	1,480,514		1,480,699
Net loss	—	—	—	(5,285,402)	(5,285,402)
Balances, December 31, 2023	70,851,214	$7,085	$129,876,691	$(133,570,945)	$(3,687,169)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balances, September 30, 2022	56,381,209	$5,638	$101,970,318	$(96,321,864)	$5,654,092
Stock-based compensation	—	—	1,790,807	—	1,790,807
Net loss	—	—	—	(5,259,439)	(5,259,439)
Balances, December 31, 2022	56,381,209	$5,638	$103,761,125	$(101,581,303)	$2,185,460

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,285,402)	$(5,259,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	396,598	661,335
Depreciation and amortization expense	381,875	187,716
Amortization of content assets	807,007	682,167
Amortization of right-of-use assets	—	42,779
Bad debt expense	804,664	—
Extinguishment of debt converted to equity	338,858	—
Loss on extinguishment of debt converted to equity	25,424	—
Stock-based compensation	1,328,225	1,790,807
Shares issued for capital raise costs	22,500	—
Shares issued for consulting fees	124,132	—
Change in operating assets and liabilities:
Accounts receivable	(2,534,279)	(2,883,253)
Inventory	(886)	12,091
Prepaid expenses	319,130	251,644
Deposit	(91)	—
Accounts payable	2,042,211	(1,375,043)
Accrued liabilities	(1,225,987)	(2,331,374)
Accrued royalties and revenue share	1,341,727	3,860,199
License content liability	(432,266)	(2,420,129)
Operating lease liabilities	—	(45,104)
Deferred income	19,565	2,375
NET CASH USED IN OPERATING ACTIVITIES	(1,526,995)	(6,823,229)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(394,401)	(618,032)
NET CASH USED IN INVESTING ACTIVITIES	(394,401)	(618,032)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	9,788,286	13,649,036
Repayments on lines of credit	(8,529,696)	(12,219,595)
Proceeds from exercise of warrants	1,480,699	—
Deferred costs	(75,430)	(56,024)
Payment of acquisition related consideration	—	(250,125)
Debt issuance costs	—	(301)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,663,859	1,122,991

Change in cash and cash equivalents	742,463	(6,318,270)
Cash, beginning of period	3,068,696	14,071,914
Cash, end of period	$3,811,159	$7,753,644

SUPPLEMENTAL DISCLOSURES OF CASH FLOW STATEMENTS
Cash paid for interest	$295,086	$508,118
Cash paid for income taxes	$—	$1,230
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for debt conversion	$2,455,741	$—
Deferred costs for warrants issued for debt	$1,003,269	$—
Unpaid additions to licensed content and internally developed content	$180,362	$2,756,420
Unpaid deferred costs	$7,310	$12,808
Unpaid additions to property and equipment	$14,400	$280,950

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(UNAUDITED)

NOTE 1 – BUSINESS

Loop Media, Inc., a Nevada corporation, (collectively, “Loop Media,” the “Company,” “we,” “us” or “our”) is a multichannel digital video platform media company that uses marketing technology, or “MarTech,” to generate our revenue and offer our services. Our technology and vast library of videos and licensed content enable us to curate and distribute short-form videos to connected televisions (“CTV”) in out-of-home (“OOH”) dining, hospitality and retail establishments, convenience stores and other locations and venues to enable them to inform, entertain and engage their customers. Our technology also provides businesses the ability to promote and advertise their products via digital signage and provides third-party advertisers with a targeted marketing and promotional tool for their products and services. We also allow our business clients to access our service without advertisements by paying a monthly subscription fee.

We offer hand-curated music video content licensed from major and independent record labels, including Universal Music Group (“Universal”), Sony Music Entertainment (“Sony”), and Warner Music Group (“Warner” and collectively with Universal and Sony, the “Music Labels”), as well as non-music video content. Our non-music video content is predominantly licensed or acquired from third parties, including action sports clips, drone and nature footage, trivia, news headlines, lifestyle channels and kid-friendly videos, as well as movie, television and video game trailers, amongst other content. We distribute our content and advertising inventory to digital screens located in OOH locations primarily through (i) our owned and operated platform (the “O&O Platform”) of Loop Media-designed “small-box” streaming Android media players (“Loop Players”) and legacy ScreenPlay (as defined below) computers and (ii) through screens (“Partner Screens”) on digital platforms owned and operated by third parties (each a “Partner Platform” and collectively, the “Partner Platforms,” and together with the O&O Platform, the “Loop Platform”).

As of December 31, 2023, we had approximately 77,000 active Loop Players and Partner Screens across the Loop Platform, which include 33,783 quarterly active Loop Players, or QAUs (as defined below) across our O&O Platform, a decrease of 3,238 over the quarter ended September 30, 2023, and approximately 43,000 Partner Screens across our Partner Platforms, an increase of 1,000 Partner Screens over the quarter ended September 30, 2023.

Liquidity and management’s plan

As shown in the accompanying consolidated financial statements, we have incurred significant recurring losses resulting in an accumulated deficit. We anticipate further losses in the foreseeable future. We also had negative cash flows used in operations. These factors raise substantial doubt about our ability to continue as a going concern.

On December 22, 2022, we filed a Shelf Registration Statement on Form S-3 that has been declared effective by the Securities and Exchange Commission (“SEC”).  On May 12, 2023, we entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which we may offer and sell, from time to time through the Agent, shares of our common stock, par value $0.0001 per share (“Common Stock”), for aggregate gross proceeds of up to $50,000,000. As of the date of this Report, however, we are now subject to the limitations of General Instruction I.B.6. of Form S-3, and in accordance with the terms of the ATM Sales Agreement, the number of shares of our Common Stock available for sale thereunder is now limited to one-third of the aggregate market value of our Common Stock held by non-affiliates of the Company, as calculated pursuant to General Instruction I.B.6. of Form S-3. During the three months ended December 31, 2023, we issued no shares of Common Stock under the ATM Sales Agreement. On January 8, 2024, we filed a Prospectus Supplement to the Prospectus filed on January 11, 2023, to decrease the amount of our Common Stock that is available to be sold under the ATM Sales Agreement, such that we registered the offer and sale of our Common Stock having an aggregate sales price of up to $18,200,000, from time to time. We have not raised any funds through sales under our ATM Sales Agreement from January 1, 2024, through the date of this Report.

Effective as of December 14, 2023, we entered into a Revolving Line of Credit Loan Agreement with Excel Family Partners, LLLP (“Excel” and the “Excel Revolving Line of Credit Agreement”) for up to a principal sum of $2,500,000, under which we may pay down and re-borrow up to the maximum amount of the $2,500,000 limit (the “Excel Revolving Line of Credit”).  As of December 31, 2023, we had not drawn on the Excel Revolving Line of Credit.

Based on the available cash balance at December 31, 2023, and our current access to capital utilizing the ATM and our credit facilities, we believe that we will have sufficient resources to fund our operations for at least twelve months from the date these financial statements were issued and that the substantial doubt in connection with our ability to continue as a going concern is alleviated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of September 30, 2023, which has been derived from our audited financial statements, and (b) our unaudited condensed consolidated interim financial statements for the three months ended December 31, 2023, have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2023, are not necessarily indicative of results that may be expected for the year ending September 30, 2024.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2023, included in our Annual Report on Form 10-K filed with the SEC on December 19, 2023.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, that would enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts such as depreciation, amortization and depletion expense to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of this standard on our condensed consolidated financial statements and related disclosures.

Cash

Cash and cash equivalents include all highly liquid monetary instruments with original maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits. We maintain our cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, our cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits. We have not experienced any losses on such accounts. On December 31, 2023, and September 30, 2023, we had no cash equivalents.

As of December 31, 2023, and September 30, 2023, approximately $3,561,159 and $2,818,696 of cash exceeded the FDIC insurance limits, respectively.

Accounts receivable

Accounts receivable represent amounts due from customers. We assess the collectability of receivables on an ongoing basis. A provision for the impairment of receivables involves significant management judgment and includes the review of individual receivables based on individual customers, current economic trends and analysis of historical bad debts. As of December 31, 2023, and September 30, 2023, we had recorded an allowance for doubtful accounts of $804,664 and $630,629, respectively.

Concentration of credit risk

During the three months ended December 31, 2023, we had two customers which each individually comprised greater than 10% of net revenue. These customers represented 25% and 20% respectively. No other customer accounted for more than 10% of net revenue during the periods presented.

During the three months ended December 31, 2022, we had three customers which each individually comprised greater than 10% of net revenue. These customers represented 16%, 15% and 11% respectively. No other customer accounted for more than 10% of net revenue during the periods presented.

As of December 31, 2023, three customers accounted for a total of 42% of our accounts receivable balance or 17%, 15% and 10%, respectively. No other customer accounted for more than 10% of total accounts receivable.

As of December 31, 2022, three customers accounted for a total of 39% of our accounts receivable balance or 14%, 14% and 11%, respectively. No other customer accounted for more than 10% of total accounts receivable.

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

On September 26, 2022, our convertible debentures converted to Common Stock as part of our public offering and uplist to The NYSE American, LLC, in accordance with the terms of the original debt agreements. As of September 30, 2022, the remaining balance of the Derivative Liability was written off as part of the conversion to equity.  Thus, there is no fair value measurement of the Derivative Liability balance as of December 31, 2023.

Advertising costs

We expense all advertising costs as incurred. Advertising and marketing costs for the three months ended December 31, 2023, and 2022, were $2,178,247 and $3,125,027, respectively.

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

●	executed contracts with our customers that we believe are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation of the transaction price to each performance obligation; and
●	recognition of revenue only when we satisfy each performance obligation.

Our revenue can be categorized into two revenue streams: Advertising revenue and Legacy and other revenue.

The following table disaggregates our revenue by major type for each of the periods indicated:

	Three months ended December 31,
	2023	2022
Advertising revenue	$9,394,764	$13,959,505
Legacy and other revenue	776,492	866,326
Total	$10,171,256	$14,825,831

Performance obligations and significant judgments

Our performance obligations and recognition patterns for each revenue stream are as follows:

Advertising revenue

For the three months ended December 31, 2023, and 2022, advertising revenue accounts for 92% and 94%, respectively, of our revenue and includes revenue from direct programmatic and local advertising as well as sponsorships.

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

Legacy and other business revenue

For the three months ended December 31, 2023, and 2022, legacy and other business revenue accounts for the remaining 8% and 6%, respectively, of total revenue and includes streaming services, subscription content services, and hardware delivery, as described below:

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

Deferred income

Deferred income represents our accounting for the timing difference between when fees are received and when the performance obligation is satisfied.

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

The following securities are excluded from the calculation of weighted average diluted shares at December 31, 2023, and September 30, 2023, respectively, because their inclusion would have been anti-dilutive.

	December 31,	September 30,
	2023	2023
Options to purchase common stock	8,915,294	8,849,305
Warrants to purchase common stock	6,866,699	5,592,573
Restricted Stock Units (RSUs)	1,156,397	1,156,397
Series A preferred stock	—	—
Series B preferred stock	—	—
Convertible debentures	—	—
Total common stock equivalents	16,938,390	15,598,275

On December 14, 2023, we entered into Warrant Reprice Letter Agreements with certain holders to amend the exercise price of existing exercisable warrants to $0.80 per share and to exercise an aggregate of 1,850,874 shares of our Common Stock for an aggregate exercise price of $1,480,699. The impact of the amendment resulted in a deemed dividend in the amount of $419,939, which was calculated based on the change in fair value.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our Common Stock is as follows:

	Three months ended December 31,
	2023	2022
Numerator:
Net loss	$(5,285,402)	$(5,259,439)
Plus: Deemed dividend on warrants	(419,939)	—
Net loss attributable to common stockholders	$(5,705,341)	$(5,259,439)

Denominator:
Weighted average number of common shares outstanding	66,787,371	56,381,209

Basic and diluted net loss per common share	$(0.09)	$(0.09)

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

Employee retention credits

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”): a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. We qualified for the ERC in the third and fourth quarters of 2020 and the first, second and third quarters of 2021. During the three months ended December 31, 2023, we recorded no aggregate benefit in our condensed combined income statement to reflect the ERC.

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

Restructuring costs

We undertook initiatives in fiscal year 2023 to increase efficiency and cut costs, while still maintaining our focus on, and dedication to, the continued growth of our business. During fiscal year 2023, we made cuts and adjustments across several aspects of our business. We completed a plan to reduce our overall SG&A costs including labor and various other operating costs. Part of this reduction included eliminating some non-revenue generating headcount, while continuing to invest in expansion of our revenue and ad sales team.

Recently adopted accounting pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2022. We are currently evaluating the impact of this standard on our condensed consolidated financial statements and related disclosures. We adopted this ASU as of October 1, 2023, and there is no material impact to our financial statements as of December 31, 2023.

Recent accounting pronouncements

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

As of December 30, 2023, content assets were $1,937,900 recorded as Content asset, net – current and $304,180 recorded as Content asset, net – noncurrent, of which $122,647 was internally-developed content asset, net.

We recorded amortization expense in cost of revenue, in the consolidated statements of operations, related to capitalized content assets:

	December 31,
	2023	2022
Licensed Content Assets	$788,792	$669,678
Internally-Developed Assets	18,215	12,489
Total	$807,007	$682,167

Our content license contracts are typically two to three years. The amortization expense for the next three years for capitalized content assets as of December 31, 2023:

	Remaining in Fiscal Year 2024	Fiscal Year 2025	Fiscal Year 2026
Licensed Content Assets	$1,803,281	$218,750	$97,401
Internally-Developed Assets	54,645	59,440	8,563
Total	$1,857,926	$278,190	$105,964

License Content Liabilities

As of December 31, 2023, we had $912,108 of obligations comprised of $521,746 in License content liability – current, $184,000 in License content liability - noncurrent and $206,362 in accounts payable on our consolidated balance sheets. Payments for content liabilities for the three months ended December 31, 2023, were $201,862. The expected timing of payments for these content obligations is $497,746 payable in fiscal year 2024, $98,000 payable in fiscal year 2025 and $110,000 payable in fiscal year 2026.

NOTE 4. PROPERTY AND EQUIPMENT

Our property and equipment, net consisted of the following as of December 31, 2023, and September 30, 2023:

	December 31,	September 30,
	2023	2023
Loop Players	$2,950,767	$2,536,937
Equipment	506,832	801,301
Software	854,966	854,966
	4,312,565	4,193,204
Less: accumulated depreciation	(1,778,736)	(1,481,646)
Total property and equipment, net	$2,533,829	$2,711,558

For the three months ended December 31, 2023, and 2022, depreciation expense, calculated using straight line method, charged to operations amounted to $297,090 and $159,605, respectively.

NOTE 5. INTANGIBLE ASSETS

Our intangible assets, each definite lived assets, consisted of the following as of December 31, 2023, and September 30, 2023:

		December 31,	September 30,
	Useful life	2023	2023
Customer relationships	nine years	$1,012,000	$1,012,000
Content library	two years	198,000	198,000
Total intangible assets, gross		1,210,000	1,210,000

Less: accumulated amortization		(760,222)	(732,111)
Total		(760,222)	(732,111)
Total intangible assets, net		$449,778	$477,889

Amortization expense charged to operations amounted to $28,111 and $28,111, for the three months ended December 31, 2023, and 2022, respectively.

Annual amortization expense for the next five years and thereafter is estimated to be $84,333 (remaining in fiscal year 2024), $112,444, $112,444, $112,444, and $28,113, respectively. The weighted average life of the intangible assets subject to amortization is 4 years as of December 31, 2023.

NOTE 6 – OPERATING LEASES

Operating leases

As of December 31, 2023, we no longer have operating leases for office space and office equipment in excess of one year. Many of our prior leases included one or more options to renew, some of which included options to extend the leases for a long-term period, and some leases included options to terminate the leases within 30 days. In certain of our prior lease agreements, the rental payments were adjusted periodically to reflect actual charges incurred for capital area maintenance, utilities, inflation and/or changes in other indexes.

We had no lease liability as of December 31, 2023, and September 30, 2023.

We recorded lease expense in sales, general and administration expenses in the consolidated statement of operations:

	Three months ended December 31,
	2023	2022
Operating lease expense	$—	$44,444
Short-term lease expense	36,843	2,400
Total lease expense	$36,843	$46,844

For the three months ended December 31, 2023, there were no cash payments against lease liabilities nor accretion on lease liability.

For the three months ended December 31, 2022, cash payments against lease liabilities totaled $40,346 and accretion on lease liability of $1,665.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2023, and September 30, 2023:

	December 31,	September 30,
	2023	2023
Accounts payable	$6,627,014	$4,978,920

Performance bonuses	300,000	1,262,000
Interest payable	112,947	175,094
Professional fees	506,552	449,944
Marketing	781,487	800,165
Commissions	109,352	—
Insurance liabilities	233,902	552,000
Other accrued liabilities	279,949	307,135
Accrued liabilities	2,324,189	3,546,338

Accrued royalties and revenue share	6,272,056	4,930,329

Total accounts payable and accrued expenses	$15,223,259	$13,455,587

NOTE 8 – DEBT

Lines of Credit as of December 31, 2023:
			Unpaid	Contractual
	Net Carrying Value		Principal	Interest Rates	Contractual	Warrants
Related party lines of credit:	Current	Long Term	Balance	Cash	Maturity Date	issued
$2,500,000 revolving line of credit, December 14, 2023	$—	$—	$—	10%	12 months prior written notice	3,125,000
Total related party lines of credit, net	$—	$—	$—

Lines of credit:
$2,200,000 non-revolving line of credit, May 13, 2022	$1,760,000	$—	$1,760,000	12%	11/13/2023	314,286
$6,000,000 revolving line of credit, July 29, 2022	4,907,573	—	5,429,504	Greater of 4% or Prime	7/29/2024	—
$4,000,000 non-revolving line of credit, May 10, 2023	—	441,390	800,000	12%	5/10/2025	83,142
Total lines of credit, net	$6,667,573	$441,390	$7,989,504

Lines of Credit as of September 30, 2023:
			Unpaid	Contractual
	Net Carrying Value		Principal	Interest Rates	Contractual	Warrants
Related party lines of credit:	Current	Long Term	Balance	Cash	Maturity Date	issued
$4,000,000 non-revolving line of credit, May 10, 2023	$—	$1,959,693	$2,266,733	12%	5/10/2025	209,398
Total related party lines of credit, net	$—	$1,959,693	$2,266,733

Lines of credit:
$2,200,000 non-revolving line of credit, May 13, 2022	$2,124,720	$—	$2,200,000	12%	11/13/2023	314,286
$6,000,000 revolving line of credit, July 29, 2022	2,985,298	—	3,730,914	Greater of 4% or Prime	7/29/2024	—
$4,000,000 revolving line of credit, May 10, 2023	—	475,523	900,000	12%	5/10/2025	83,142
Total lines of credit, net	$5,110,018	$475,523	$6,830,914

The following table presents the interest expense related to the contractual interest coupon and the amortization of debt discounts on the lines of credit:

	Three months ended December 31,
	2023	2022
Interest expense	$593,764	$340,379
Amortization of debt discounts	396,598	661,335
Total	$990,362	$1,001,714

Maturity analysis under the line of credit agreements for the fiscal years ended December 31,
2024	$7,189,504
2025	800,000
2026	—
2027	—
2028	—
Lines of credit, related and non-related party	7,989,504
Less: Debt discount on lines of credit payable	(880,541)
Total Lines of credit payable, related and non-related party, net	$7,108,963

Revolving Lines of Credit

Excel Revolving Line of Credit

Effective as of December 14, 2023, we entered into a Revolving Line of Credit Loan Agreement with Excel Family Partners, LLLP (“Excel” and the “Excel Revolving Line of Credit Agreement”) for up to a principal sum of $2,500,000, under which we may pay down and re-borrow up to the maximum amount of the $2,500,000 limit (the “Excel Revolving Line of Credit”). Our drawdown on the Excel Revolving Line of Credit is limited to no more than twenty-five percent (25%) of the last three full months’ revenue, not to exceed $1,250,000 in any quarter, and not to exceed in aggregate the outstanding debt amount of $2,500,000.The Excel Revolving Line of Credit is a perpetual loan, with a maturity date that is twelve (12) months from the date of formal notice of termination by Excel, and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to ten  percent (10%) per year. Under the Excel Revolving Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the RAT Non-Revolving Line of Credit Agreement and the May 2023 Secured Line of Credit (each as described below), but is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement (as described below).

Under the terms of the Excel Revolving Line of Credit Agreement, on December 14, 2023, we issued to Excel a warrant to purchase up to an aggregate of 3,125,000 shares of our Common Stock. The warrant has an exercise price of $0.80 per share, which was the closing price of our Common Stock on December 14, 2023, expires on December 14, 2026, and is exercisable at any time prior to such date, to the extent that after giving effect to such exercise, Excel and its affiliates would beneficially own, for purposes of Section 13(d) of the  Exchange Act, no more than 29.99% of the outstanding shares of our Common Stock.

We had not drawn down any funds from the Excel Revolving Line of Credit as of December 31, 2023.

GemCap Revolving Line of Credit Agreement

Effective as of July 29, 2022, we entered into a Loan and Security Agreement with Industrial Funding Group, Inc. (the “Initial Lender”) for a revolving loan credit facility for the initial principal sum of up to $4,000,000, and through the exercise of an accordion feature, a total sum of up to $10,000,000 (the “GemCap Revolving Line of Credit Agreement”), evidenced by a Revolving Loan Secured Promissory Note, also effective as of July 29, 2022 (the “GemCap Revolving Line of Credit”). Shortly after the effective date of the GemCap Revolving Line of Credit, the Initial Lender assigned the GemCap Revolving Line of Credit Agreement, and the loan documents related thereto, to GemCap Solutions, LLC (“GemCap” or “Senior Lender.”)  Availability for borrowing under the GemCap Revolving Line of Credit is dependent upon our assets in certain eligible accounts and measures of revenue, subject to reduction for reserves that the Senior Lender may require in its discretion, and the accordion feature is a provision whereby we may request that the Senior Lender increase availability under the GemCap Revolving Line of Credit, subject to its sole discretion. Effective as of October 27, 2022, we entered into Amendment Number 1 to the Loan and Security Agreement and to the Revolving Loan Agreement Schedule, and the Amended and Restated Secured Promissory Note (Revolving Loans) with the Senior Lender to increase the principal sum available under the GemCap Revolving Line of Credit Agreement from $4,000,000 to $6,000,000. The GemCap Revolving Line of Credit matures on July 29, 2024, and began accruing interest on the unpaid principal balance of advances, payable monthly in arrears, on September 7, 2022, at an annual rate equal to the greater of (I) the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) zero percent (0.00%), and (II) four percent (4.00%).

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

The GemCap Revolving Line of Credit had a balance, including accrued interest, amounting to $5,494,323 and $3,757,074 as of December 31, 2023, and September 30, 2023, respectively. We incurred interest expense for the GemCap Revolving Line of Credit in the amount of $375,630 and $358,171 for the three months ended December 31, 2023, and 2022, respectively.

Non-Revolving Lines of Credit

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

Effective as of November 13, 2023, we entered into a Non-Revolving Line of Credit Loan Agreement Amendment (the “RAT Non-Revolving Line of Credit Agreement Amendment”) with the RAT Lenders to: (i) extend the maturity date from eighteen (18) months to twenty-seven (27) months from the date of the RAT Non-Revolving Line of Credit Agreement, or August 13, 2024; and (ii) amend the payment terms of the RAT Non-Revolving Line of Credit such that no payment of interest or principal under the RAT Non-Revolving Line of Credit Agreement or the RAT Note will be due and payable from November 13, 2023, to the Line of Credit Maturity Date, as extended by the RAT Non-Revolving Line of Credit Agreement Amendment, except for (a) one payment of $374,000 on November 13, 2023, (comprised of accrued interest of $132,000 due through November 13, 2023, an initial payment of principal of $220,000 and $22,000 as consideration to extend the Line of Credit Maturity Date); and (b) nine (9) monthly payments of principal of $220,000 plus accrued interest, commencing December 13, 2023. In consideration for the extension of the Line of Credit Maturity Date, we agreed to amend the terms of the RAT Loan Warrants as well as the Subordination Agreement Warrants issued to the RAT Lenders in connection with the GemCap Subordination Agreements described above to reduce the warrant exercise price to $1.00. See “—GemCap Revolving Line of Credit.” We also agreed to apply one-third (1/3) of the net proceeds of any capital raise that takes place subsequent to the date of the RAT Non-Revolving Line of Credit Agreement Amendment, other than proceeds from an equity offering under our ATM Sales Agreement (as defined below) or from an affiliate or insider, toward paying down the then outstanding principal amount due under the RAT Non-Revolving Line of Credit. Pursuant to the RAT Non-Revolving Line of Credit Agreement Amendment, each RAT Lender agreed to enter into a lock-up agreement restricting the disposal of any shares of our Common Stock that are issued in connection with the exercise of the RAT Loan Warrants or the Subordination Agreement Warrants for a period of twelve (12) months from the date of the RAT Non-Revolving Line of Credit Agreement Amendment.

The RAT Non-Revolving Line of Credit had a balance, including accrued interest, amounting to $1,770,795 and $2,300,899 as of December 31, 2023, and September 30, 2023, respectively. We incurred interest expense for the RAT Non-Revolving Line of Credit in the amount of $136,976 and $224,105 for the three months ended December 31, 2023, and 2022, respectively.

May 2023 Secured Loan

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

As of December 14, 2023, the outstanding principal and interest on Excel’s portion of the May 2023 Secured Line of Credit was $2,328,617 (the “Excel May 2023 Secured Line of Credit Pay Off Amount”). On December 14, 2023, we entered into a Note Conversion Agreement with Excel (the “Excel May 2023 Secured Line of Credit Note Conversion Agreement”) pursuant to which Excel agreed to convert the Excel May 2023 Secured Line of Credit Amount owed under the May 2023 Secured Line of Credit Agreement into 2,910,771 shares of our Common Stock, par value $0.0001 per share, at a conversion price per share of $0.80. The Excel May 2023 Secured Line of Credit Note Conversion Agreement contains customary representations, warranties, agreements and obligations of the parties. Additionally, pursuant to a Warrant Reprice Letter Agreement entered into by Excel on December 14, 2023, the per share warrant exercise price of the Excel warrant for 209,398 shares of our Common Stock was repriced to $0.80 per warrant share and immediately exercised, and the net proceeds of $167,518.40 were delivered to the Company.  See “Note 12 – Repricing and Exercise of Certain Warrants.”

On December 31, 2023, one of the remaining lenders under the May 2023 Secured Line of Credit converted $101,699.83 in outstanding principal and interest into 127,124 shares of our Common Stock at a conversion price per share of $0.80. As a result, asof December 31, 2023, a total principal amount of $800,000 remained on the May 2023 Secured Line of Credit, and a total of 83,142 warrant shares issued to the remaining lenders in connection with the May 2023 Secured Line of Credit.

The May 2023 Secured Loan had a principal balance, including accrued interest, amounting to $837,333 and $3,214,769 as of December 31, 2023, and September 30, 2023, respectively. We incurred interest expense for the 2023 Secured Loan in the amount of $180,480 and $0 for the three months ended December 31, 2023, and 2022, respectively.

Excel $2.2M Line of Credit

On May 31, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (“Excel $2.2M Secured Line of Credit Agreement”) with Excel, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, for an aggregate principal amount of up to $2,200,000 (the “Excel $2.2M Line of Credit”), evidenced by a Non-Revolving Line of Credit Promissory Note (the “Excel $2.2M Note”). The Excel $2.2M Line of Credit matured ninety (90) days from the date of the Excel $2.2M Secured Line of Credit Agreement having accrued interest, payable in arrears on the Excel $2.2M Line of Credit maturity date, at a fixed rate of interest equal to ten-and-one-half percent (10.5%) per year. Effective as of August 29, 2023, we entered into a letter agreement (the “Excel $2.2M Line of Credit Amendment Letter Agreement”) with Excel to amend the Excel $2.2M Line of Credit Agreement and the Excel $2.2M Note to extend the maturity date of the Excel $2.2M Secured Line of Credit from ninety (90) days to one hundred twenty (120) days from the date of the Excel $2.2M Secured Line of Credit Agreement, or September 28, 2023.

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

On September 12, 2023, we entered into a Pay Off Letter Agreement with Excel, pursuant to which we agreed to pay off the principal and interest outstanding under the $2.2M Line of Credit, amounting to $2,266,733 (the “$2.2M Line of Credit Pay Off Amount”) by refinancing the $2.2M Line of Credit Pay Off Amount to be included as part of the obligations under the May 2023 Secured Line of Credit Agreement. See “—May 2023 Secured Loan.” As a result of such refinancing, there was no principal or interest remaining under the Excel $2.2M Secured Line of Credit, and the Excel $2.2M Secured Line of Credit Agreement was terminated.

The Excel $2.2M Line of Credit had a balance, including accrued interest, amounting to $0 and $0 as of December 31, 2023, and September 30, 2023, respectively. We incurred interest expense for the Excel $2.2M Line of Credit in the amount of $0 and $0 for the three months ended December 31, 2023, and 2022, respectively.

See Note 12 – Stock Options, Restricted Stock Units (RSUs) and Warrants for discussion on the repricing and exercise of certain existing warrants.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of December 31, 2023.

NOTE 10 – RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

500 Limited

For the three months ended December 31, 2023, and 2022, we paid 500 Limited $87,300 and $116,200, respectively, for programming services provided to Loop Media. 500 Limited is an entity controlled by Liam McCallum, our Chief Product and Technology Officer.

See Note 8 – Debt for discussion on the following:

●	GemCap Revolving Line of Credit Agreement and Warrants

●	Excel Revolving Line of Credit

●	May 2023 Secured Loan

●	Excel $2.2M Line of Credit

See Note 12 – Stock Options, Restricted Stock Units (RSUs) and Warrants for discussion on the repricing and exercise of certain existing warrants.

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

Common Stock

Our authorized capital stock consists of 150,000,000 shares of Common Stock, $0.0001 par value per share, and 3,333,334 shares of preferred stock, $0.0001 par value per share.

As of December 31, 2023, and 2022, there were 70,851,214 and 56,381,209, respectively, shares of Common Stock issued and outstanding.

Three months ended December 31, 2023

During the three months ended December 31, 2023, we issued 1,850,874 shares of common stock upon the exercise of warrants.

During the three months ended December 31, 2023, we issued 2,910,771 shares of common stock to a board member upon the conversion of non-revolving line of credit plus accrued interest in the amount of $2,328,617.32.

During the three months ended December 31, 2023, we issued 127,124 shares of common stock upon the conversion of non-revolving line of credit plus accrued interest in the amount of $101,699.83.

During the three months ended December 31, 2023, we issued 30,405 shares of common stock for capital raise costs.

During the three months ended December 31, 2023, we issued 311,889 shares of common stock for consulting fees.

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

The following table summarizes the stock option activity for the three months ended December 31, 2023:

	Number of	Weighted Average	Weighted Average	Aggregate
	Options	Exercise Price	Remaining Contractual Term	Intrinsic Value
Outstanding at September 30, 2023	8,849,305	$3.84	6.35	$—
Grants	66,666	0.36		42,600
Exercised	—	—
Expired	(677)	6.23
Forfeited	—	—
Outstanding at December 31, 2023	8,915,294	$3.81	6.12	$42,600
Exercisable at December 31, 2023	7,531,815	$3.67	5.62	$—

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than our stock price of $1.00 as of December 31, 2023, and $6.62 as of December 31, 2022, which would have been received by the option holders had those option holders exercised their options as of that date.

We recognize compensation expense for all stock options granted using the fair value-based method of accounting. During the three months ended December 31, 2023, we issued 66,666 options valued at $0.36 per option.  As of December 31, 2023, the total compensation cost related to nonvested awards not yet recognized is $3,613,579 and the weighted average period over which expense is expected to be recognized in months is 27.2.

We calculated the fair value of options issued using the Black-Scholes option pricing model, with the following assumptions:

	December 31, 2023

Weighted average fair value of options granted	$0.36
Expected life	6.08	years
Risk-free interest rate	4.67%
Expected volatility	52.35%
Expected dividends yield	—%
Forfeiture rate	—%

The stock-based compensation expense related to option grants was $961,127 and $1,418,913, for the three months ended December 31, 2023, and 2022, respectively.

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

The following table summarizes the RSU activity for the three months ended December 31, 2023:

	Number of	Weighted Average	Aggregate
	RSUs	Fair Value	Intrinsic Value
Outstanding at September 30, 2023	860,754	$5.30	$427,795
Granted	—
Vested	(135,602)
Expired	—
Forfeited	—
Outstanding at December 31, 2023	725,152	$5.22	$725,152

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on our stock price of $1.00 as of December 31, 2023, and $6.62 as of December 31, 2022, which would have been received by the RSU holders as of that date.

The stock-based compensation expense related to RSU grants was $326,263 and $279,645, for the three months ended December 31, 2023, and 2022, respectively.

As of December 31, 2023, the total compensation cost related to nonvested RSU awards not yet recognized was $3,555,040 and the weighted average period over which expense is expected to be recognized in months was 33.3.

Warrants

The following table summarizes the warrant activity for the three months ended December 31, 2023:

	Number of	Weighted average exercise
	shares	price per share
Outstanding at September 30, 2023	5,592,573	$5.74
Issued	3,125,000
Exercised	(1,850,874)
Expired	—
Outstanding at December 31, 2023	6,866,699	$3.96

We record all warrants granted using the fair value-based method of accounting.

During the three months ended December 31, 2023, we issued 3,125,000 warrants in conjunction with a revolving line of credit. We allocated the fair value of the warrants at inception as deferred costs. Once we draw down funds on the revolving line of credit, we will re-allocate the fair value of the warrants as debt discount and record the straight-line amortization ratably over the life of the debt as interest expense.

During the three months ended December 31, 2023, we recorded consulting expense of $40,835 as a result of current period vesting of previously issued warrants to various companies for consulting services.

We calculated the fair value of warrants issued using the Black-Scholes option pricing model, with the following assumptions:

	December 31, 2023

Weighted average fair value of warrants granted	$0.80
Expected life	3.00	years
Risk-free interest rate	4.09%
Expected volatility	46.56%
Expected dividends yield	—%
Forfeiture rate	—%

Repricing and Exercise of Certain Existing Warrants

On December 14, 2023, we agreed to offer to amend certain existing warrants exercisable for an aggregate of up to 4,055,240 shares of our Common Stock (each such warrant an “Existing Warrant”) to reduce the respective exercise prices thereof to $0.80 per share (such new price being referred to as the “Amended Warrant Exercise Price”), which was the closing price per share of our common stock as quoted on the NYSE American on December 13, 2023, on the condition that the holder of each Existing Warrant would commit to exercise the Existing Warrant within eight (8) business days from the date the warrant holder entered into a binding agreement, or some other number of days to be agreed by the Existing Warrant holder (the “Warrant Reprice Letter Agreement”), paying the aggregate Amended Warrant Exercise

Price of each respective Existing Warrant in cash to the Company (the “Warrant Repricing”). Holders of Existing Warrants had until 4:00 p.m., Eastern Time, on December 31, 2023, to enter into a Warrant Reprice Letter Agreement, after which time the original per share warrant exercise price of Existing Warrants would remain unchanged. Existing Warrants exercisable for an aggregate of up to 786,482 shares of our common stock were held by Excel Family Partners, LLLP, and Eagle Investment Group, LLC, entities managed by Bruce Cassidy, Sr., Chairman of our Board of Directors. Existing Warrants exercisable for an aggregate of up to 443,332 shares of our Common Stock were held by Denise Penz, a member of our Board of Directors. Each of Mr. Cassidy and Ms. Penz entered into Warrant Reprice Letter Agreements to exercise their Existing Warrants, and as of December 31, 2023, each exercised their Existing Warrants resulting in net proceeds to the Company of $983,851. As of December 31, 2023, holders of Existing Warrants (including those held by Mr. Cassidy and Ms. Penz) had exercised an aggregate of 1,850,874 shares for an aggregate exercise price of $1,480,699. We do not expect any other warrants to be repriced and exercised under the Warrant Repricing.

NOTE 13 – SUBSEQUENT EVENTS

We have evaluated all subsequent events through the date of this quarterly report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2023, and events that occurred after December 31, 2023, but which were not recognized in the financial statements.

On January 8, 2024, we filed a Prospectus Supplement to the Prospectus filed on January 11, 2023, to decrease the amount of our Common Stock that is available to be sold under the ATM Sales Agreement, such that we registered the offer and sale of our Common Stock having an aggregate sales price of up to $18,200,000, from time to time.

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

Overview

We are a multichannel digital video platform media company that uses marketing technology, or “MarTech,” to generate our revenue and offer our services. Our technology and vast library of videos and licensed content enable us to curate and distribute short-form videos to connected televisions (“CTV”) in out-of-home (“OOH”) dining, hospitality and retail establishments, convenience stores and other locations and venues to enable the operators of those locations to inform, entertain and engage their customers. Our technology also provides businesses the ability to promote and advertise their products via digital signage and provides third-party advertisers with a targeted marketing and promotional tool for their products and services. We also allow our business clients to access our service without advertisements by paying a monthly subscription fee.

We offer hand-curated music video content licensed from major and independent record labels, including Universal Music Group (“Universal”), Sony Music Entertainment (“Sony”), and Warner Music Group (“Warner” and collectively with Universal and Sony, the “Music Labels”), as well as non-music video content. Our non-music video content is predominantly licensed or acquired from third parties, including action sports clips, drone and nature footage, trivia, news headlines, lifestyle channels and kid-friendly videos, as well as movie, television and video game trailers, amongst other content. We distribute our content and advertising inventory to digital screens located in OOH locations primarily through (i) our owned and operated platform (the “O&O Platform”) of Loop Media-designed “small-box” streaming Android media players (“Loop Players”) and legacy ScreenPlay (as defined below) computers and (ii) through screens (“Partner Screens”) on digital platforms owned and operated by third parties (each a “Partner Platform” and collectively the “Partner Platforms,” and together with the O&O Platform, the “Loop Platform”).

As of December 31, 2023, we had approximately 77,000 active Loop Players and Partner Screens across the Loop Platform, which include 33,783 quarterly active Loop Players, or QAUs (as defined below) across our O&O Platform, an increase of 26% (or 6,880 QAUs) over the 26,903 QAUs for the quarter ended December 31, 2022, and a decrease of 3,238 over the 37,021 QAUs for the quarter ended September 30, 2023, and approximately 43,000 Partner Screens across our Partner Platforms, an increase of 153% (or 26,000) over the 17,000 Partner Screens for the quarter ended December 31, 2022, and an increase of 1,000 Partner Screens over the 42,000 Partner Screens for quarter ended September 30, 2023. See “— Key Performance Indicators.”

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

We record as cost of revenue in the O&O Platform business certain costs and expenses associated with operating such business, including the cost of content, streaming costs, and content hosting fees.  We procure content from third parties though licensing fees or by purchasing the content outright. Certain of our content, including our music video and certain third-party non-music content, are under licenses that contain a revenue share arrangement. We and the licensor of the content negotiate and pre-agree the percentage of revenue to which each party is entitled. The cost of content, including any payments to licenses under a revenue share license, is the single largest component of the cost of revenue associated with the O&O Platform business.

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

From a business operations standpoint, for our Partner Platform services, we view as our customers the owners and operators of the third-party digital platforms that utilize our content and advertising services and enable such third parties to better monetize the screens on their digital platforms. We may, in certain instances, also provide content across the Partner Platform.

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

As of December 31, 2023, we had approximately 77,000 active Loop Players and Partner Screens across the Loop Platform, which includes 33,783 QAUs across our O&O Platform, an increase of 26% (or 6,880 QAUs) over the 26,903 QAUs for the quarter ended December 31, 2022, and a decrease of 9% (or 3,238) over the 37,021 QAUs for the quarter ended September 30, 2023, and approximately 43,000 Partner Screens across our Partner Platforms, an increase of 153% (or 26,000) over the 17,000 Partner Screens for the quarter ended December 31, 2022, and an increase of 2% (or 1,000) Partner Screens over the 42,000 Partner Screens for the quarter ended September 30, 2023.

Our QAU footprint for the first quarter of fiscal 2024 was reduced as a result of natural attrition of Loop Players that were not immediately replaced, as we transitioned to a more targeted distribution model, pivoting our focus to certain designated advertising markets and geographies, as well as more desirable out-of-home locations and venues, including convenience stores, restaurants, bars, and other retail establishments. We believe this targeted distribution plan will allow us to grow our QAUs quarter on quarter and provide a more robust distribution platform for our advertising partners. In addition, a number of our Loop Players experienced downtime in September 2023 as a result of an operating program update and technical issues related to outdated WiFi in a number of our customer venues. Not all of those Loop Players returned to active performance in the first quarter of fiscal 2024. QAUs were 37,021 as of the quarter ended September 30, 2023, 34,898 as of the quarter ended June 30, 2023, 32,734 as of the quarter ended March 31, 2023, and 26,903 as of the quarter ended December 31, 2022.

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

For the quarter ended December 31, 2023, AD ARPU was $142, compared to $90 for the quarter ended September 30, 2023, a 58% increase. AD ARPU was $114 for the quarter ended June 30, 2023, $99 for the quarter ended March 31, 2023, and $324 for the quarter ended December 31, 2022.

For the quarter ended December 31, 2023, SUB ARPU was $426, compared to $353 for the quarter ended September 30, 2023, a 21% increase. SUB ARPU was $222 for the quarter ended June 30, 2023, $260 for the quarter ended March 31, 2023, and $323 for the quarter ended December 31, 2022.

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

Cost of revenue for the Partner Platforms business represents hosting fees, amortized costs of internally-developed content, and the revenue share with third party partners (after deduction of allocated infrastructure costs). The cost of revenue is higher with partners within the Partner Platform versus those within the O&O Platform because we leverage our Partner Platforms clients’ network of customers and their screens to deliver content and advertising inventory, rather than using our own Loop players.

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

Restructuring Costs

As previously disclosed, we undertook initiatives in fiscal year 2023 to increase efficiency and cut costs, while still maintaining our focus on, and dedication to, the continued growth of our business. We made cuts and adjustments across several aspects of our business. During fiscal year 2023, we completed a plan to reduce our overall SG&A costs by approximately 20% including labor and various other operating costs. Part of this reduction included eliminating some non-revenue generating headcount, while continuing to invest in expansion of our revenue and ad sales team.

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

For the three months ended December 31, 2023, compared to the three months ended December 31, 2022:

	Three months ended December 31,
	2023	2022	$ variance	% variance
Revenue	$10,171,256	$14,825,831	$(4,654,575)	(31)%
Cost of revenue	6,546,717	9,139,800	(2,593,083)	(28)%
Gross profit	3,624,539	5,686,031	(2,061,492)	(36)%
Total operating expenses	7,881,077	9,936,657	(2,055,580)	(21)%
Loss from operations	(4,256,538)	(4,250,626)	(5,912)	0%

Other income (expense):
Interest expense	(1,002,189)	(1,007,583)	5,394	(1)%
Loss on extinguishment of debt, net	(25,424)	—	(25,424)	N/A
Other income (expense)	(1,251)	—	(1,251)	N/A
Total other income (expense)	(1,028,864)	(1,007,583)	(21,281)	2%

Provision for income taxes	—	(1,230)	1,230	(100)%
Net loss	$(5,285,402)	$(5,259,439)	$(25,963)	0%

Revenue

Our revenue for the three months ended December 31, 2023, was $10,171,256, a decrease of $4,654,575, or 31%, from $14,825,831 for the three months ended December 31, 2022. This decrease was primarily driven by a lack of political ad placements in the three months ended December 31, 2023, as compared to the three months ended December 31, 2022, which period experienced significant political ad spend in connection with the U.S. congressional and local elections, as well as a  slowdown in digital advertising spend, as compared to the same period in the previous fiscal year, due to the more challenging macroeconomic environment in the three months ended December 31, 2023.

We also saw a slowdown in ad spending in the last couple of weeks of our first quarter of fiscal year 2024 due to one of the largest ad demand participants changing their terms of business with ad publishers. This change had a material adverse impact on our ad demand partner revenue for the last weeks of December 2023 and is expected to have an even greater impact on our results in the three months ending March 31, 2024. We are actively working with demand partners to integrate these changes to adhere to the new policies and try and restore demand from this ad demand participant, although there can be no assurance that demand will be restored or restored at the previous levels experienced in our first quarter of fiscal 2024.

Cost of Revenue

Our cost of revenue for the three months ended December 31, 2023, was $6,546,717, a decrease of $2,593,083, or 28%, from $9,139,800 for the three months ended December 31, 2022. This decrease in cost of revenue was primarily due to decreased revenue offset by revenue mix and incremental licensing costs.

Gross Profit Margin

Our gross profit margin for the three months ended December 31, 2023, was $3,624,539, a decrease of $2,061,492, or 36%, from $5,686,031 for the three months ended December 31, 2022. Our gross profit margin as a percentage of total revenue for the three months ended December 31, 2023, was approximately 35.6% compared to 38.4% for the three months ended December 31, 2022. The percentage decrease was primarily driven by revenue mix as the year-ago period included a smaller portion of our Partner Platform business, which carries lower gross margin but higher operating margin.

We continue to focus on improving our margins by changing the mix of premium content that we play on our O&O Platform. We have negotiated new content licenses for certain of our non-music video content, which has allowed us to lower the cost of existing channels and create new lower cost channels. As these agreements take effect and we drive viewers to these channels, we expect to see improved margins for our non-music video channels as a group in our 2024 fiscal year.

The relative contributions to total revenue of our O&O Platform and Partner Platforms businesses will impact our gross profit margin as a percentage of total revenue in future periods.  Each of these businesses have different cost of revenue components with a lower gross profit margin in our Partner Platforms business.

Total Operating Expenses

Our operating expenses for the three months ended December 31, 2023, were $7,881,077, a decrease of $2,055,580, or 21%, from $9,936,657 for the three months ended December 31, 2022. This decrease in operating expenses was primarily due to a decrease in sales, general and administrative expenses as well as stock-based compensation as follows:

Sales, General and Administrative Expenses

Our Sales, General and Administrative Expenses for the three months ended December 31, 2023, were $6,170,977, a decrease of $1,787,157, or 22%, from $7,958,134 for the three months ended December 31, 2022.  This decrease in Sales, General and Administrative expenses was primarily due to a reduction in digital spend resulting in lower expenditures and decreased payroll expenses and a reversal of other compensation-related expenses incurred in a prior period, partially offset by increased capital raise costs and increased bad debt reserve from growth in our receivables.

Our customer acquisition cost is primarily influenced by the cost of our Loop Player distribution to OOH locations. In recent months, we have shifted our focus from digital advertising to expanding our affiliate network, which compensates third parties upon the successful installation and operation of our Loop Players and services, allowing us to defer payment for acquiring new customers until they are acquired.

More specifically:

●	Our payroll costs for the three months ended December 31, 2023, were $2,119,178, a decrease of $1,368,571, or 39%, from $3,487,749 for the three months ended December 31, 2022, primarily driven by a reduction in sales commissions and the write-off of corporate bonuses accrued in prior periods that were not paid.

●	Our marketing costs for the three months ended December 31, 2023, were $2,178,247, a decrease of $946,780, or 30%, from $3,125,027 for the three months ended December 31, 2022, primarily due to reduction in digital advertising spend resulting in lower marketing expenditures.
●	Our professional fees for the three months ended December 31, 2023, were $518,186, an increase of $53,048, or 11%, from $465,138 for the three months ended December 31, 2022, primarily due to an increase in accounting and legal fees.
●	Our administration fees for the three months ended December 31, 2023, were $230,604, a decrease of $166,606, or 42%, from $397,210 for the three months ended December 31, 2022, primarily due to a decrease in insurance premiums.

Sales, General and Administrative Expenses as a percentage of total revenue for the three months ended December 31, 2023, was 60.7% compared to 53.7% for the three months ended December 31, 2022.

Stock-Based Compensation

Our stock compensation (non-cash) for the three months ended December 31, 2023, was $1,328,225, a decrease of $462,582, or 26%, from $1,790,807 for the three months ended December 31, 2022, primarily due to decrease of stock option award grants to employees.

Restructuring Costs

As previously disclosed in prior quarters, we undertook initiatives in fiscal year 2023 to increase efficiency and cut costs, while still maintaining our focus on, and dedication to, the continued growth of our business. During fiscal year 2023, we made cuts and adjustments across several aspects of our business and completed a plan to reduce our overall SG&A costs by approximately 20% including labor and various other operating costs. Part of this reduction included eliminating some non-revenue generating headcount, while continuing to invest in expansion of our revenue and ad sales team.

We had no restructuring costs for the three months ended December 31, 2023, and 2022.

Total Other Expense

Our total other expenses for the three months ended December 31, 2023, were $1,028,864, a slight increase of $21,281, or 2%, from $1,007,583 total other expenses for the three months ended December 31, 2022. This increase in other expenses was primarily driven by the loss on extinguishment of debt.

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

The following table provides a reconciliation of net loss to EBITDA for each of the periods indicated:

	Three months ended December 31,
	2023	2022
GAAP net loss	$(5,285,402)	$(5,259,439)
Adjustments to reconcile to EBITDA:
Interest expense	1,002,189	1,007,583
Depreciation and amortization expense*	1,188,882	869,883
Income Tax expense/(benefit)	—	1,230
EBITDA	$(3,094,331)	$(3,380,743)

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

Adjusted EBITDA is not measured in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular:

●	Adjusted EBITDA does not reflect the amounts we paid in interest expense on our outstanding debt;
●	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;
●	Adjusted EBITDA does not include depreciation expense from fixed assets;
●	Adjusted EBITDA does not include amortization expense;
●	Adjusted EBITDA does not include the impact of stock-based compensation;
●	Adjusted EBITDA does not include the impact of non-recurring expense;
●	Adjusted EBITDA does not include the impact of the loss on the extinguishment of debt; and

●	Adjusted EBITDA does not include the impact of other income including foreign currency translation adjustments, realized foreign currency gains/losses and unrealized gains/losses.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three months ended December 31,
	2023	2022
GAAP net loss	$(5,285,402)	$(5,259,439)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense	1,002,189	1,007,583
Depreciation and amortization expense *	1,188,882	869,883
Income tax expense (benefit)	—	1,230
Stock-based compensation**	1,328,225	1,790,807
Non-recurring expense	257,242	—
Loss on extinguishment of debt	25,424	—
Other income	1,251	—
Adjusted EBITDA	$(1,482,189)	$(1,589,936)

* Includes amortization of content assets for cost of revenue and operating expenses and ATM facility.

** Includes options, restricted stock units (“RSUs”) and warrants.

Liquidity and Capital Resources

As of December 31, 2023, we had cash of $3,811,159. Historically, our principal sources of cash have included revenues from our operations, proceeds from the issuance of shares of our common stock, par value $0.0001 per share (“Common Stock”), preferred stock and warrants as well as proceeds from the issuance of debt.

Although historically we have reported significant recurring losses as well as negative cash flows used in operations, we intend to meet future cash requirements and maintain operations by continuing to reduce overall operating expenses, continuing to focus on increasing the scope and size of the Partner Platforms and explore alternative revenue generating sources to generate cash through operations while continuing to fund through financing activities, including sales of Common Stock under our ATM Sales Agreement, and through the use of equity and debt instruments available to us.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	December 31,
	2023	2022
Net cash used in operating activities	$(1,526,995)	$(6,823,229)
Net cash used in investing activities	(394,401)	(618,032)
Net cash provided by (used in) financing activities	2,663,859	1,122,991
Change in cash	742,463	(6,318,270)

Cash, beginning of period	3,068,696	14,071,914
Cash, end of period	$3,811,159	$7,753,644

Cash Flows for the Three Months Ended December 31, 2023, and 2022

Net Cash Flow Used in Operating Activities

Our net cash used in operating activities during the three months ended December 31, 2023, was $1,526,995, a decrease of $5,296,234, or 78%, from $6,823,229 for the three months ended December 31, 2022, primarily driven by decreased SG&A expenditures and stock-based compensation expense.

Net Cash Flow Used in Investing Activities

Our net cash used in investing activities during the three months ended December 31, 2023, was $394,401, a decrease of $223,631, or 36%, from $618,032 for the three months ended December 31, 2022, primarily driven by a decrease in the purchase of property and equipment.

Net Cash Flow Provided by Financing Activities

Our net cash provided by financing activities during the three months ended December 31, 2023, was $2,663,859, an increase of $1,540,868, or 137%, from $1,122,991 for the three months ended December 31, 2022, primarily due to proceeds from the exercise of warrants as well as proceeds from a revolving line of credit offset by repayments on lines of credit.

As a result of the above activities, for the three months ended December 31, 2023, we recorded a cash balance of $3,811,159, a decrease of $3,942,485, or 51%, from $7,753,644 for the three months ended December 31, 2022.

Future Capital Requirements

We have generated limited revenue, and as of December 31, 2023, our cash totaled $3,811,159, and we had an accumulated deficit of $133,570,945. We believe that our existing cash, sales of our Common Stock under our ATM Sales Agreement (as defined below) as well as funds available under our borrowing facilities will enable us to fund our operations for at least twelve months from the date of this Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. We anticipate that we will continue to incur net losses for the foreseeable future; however, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

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

Revolving Lines of Credit

Excel Revolving Line of Credit

Effective as of December 14, 2023, we entered into a Revolving Line of Credit Loan Agreement with Excel Family Partners, LLLP (“Excel” and the “Excel Revolving Line of Credit Agreement”) for up to a principal sum of $2,500,000, under which we may pay down and re-borrow up to the maximum amount of the $2,500,000 limit (the “Excel Revolving Line of Credit”). Our drawdown on the Excel Revolving Line of Credit is limited to no more than twenty-five percent (25%) of the last three full months’ revenue, not to exceed $1,250,000 in any quarter, and not to exceed in aggregate the outstanding debt amount of $2,500,000.The Excel Revolving Line of Credit is a perpetual loan, with a maturity date that is twelve (12) months from the date of formal notice of termination by Excel, and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to ten percent (10%) per year. Under the Excel Revolving Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the RAT Non-Revolving Line of Credit Agreement and the May 2023 Secured Line of Credit (each as defined below), but is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement (each as defined below).

Under the terms of the Excel Revolving Line of Credit Agreement, on December 14, 2023, we issued to Excel a warrant to purchase up to an aggregate of 3,125,000 shares of our Common Stock. The warrant has an exercise price of $0.80 per share, which was the closing price of our Common Stock on December 13, 2023, expires on December 14, 2026, and is exercisable at any time prior to such date, to the extent that after giving effect to such exercise, Excel and its affiliates would beneficially own, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), no more than 29.99% of the outstanding shares of our Common Stock.

We had not drawn down any funds from the Excel Revolving Line of Credit as of December 31, 2023.

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

The GemCap Revolving Line of Credit had a balance, including accrued interest, amounting to $5,494,323 and $3,757,074 as of December 31, 2023, and September 30, 2023, respectively. We incurred interest expense for the GemCap Revolving Line of Credit in the amount of $375,630 and $358,171 for the three months ended December 31, 2023, and 2022, respectively.

Non-Revolving Lines of Credit

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

Effective as of November 13, 2023, we entered into a Non-Revolving Line of Credit Loan Agreement Amendment (the “RAT Non-Revolving Line of Credit Agreement Amendment”) with the RAT Lenders to: (i) extend the maturity date from eighteen (18) months to twenty-seven (27) months from the date of the RAT Non-Revolving Line of Credit  Agreement, or August 13, 2024; and (ii) amend the payment terms of the RAT Non-Revolving Line of Credit such that no payment of interest or principal under the RAT Non-Revolving Line of Credit Agreement or the RAT Note will be due and payable from November 13, 2023, to the Line of Credit Maturity Date, as extended by the RAT Non-Revolving Line of Credit Agreement Amendment, except for (a) one payment of $374,000 on November 13, 2023, (comprised of accrued interest of $132,000 due through November 13, 2023, an initial payment of principal of $220,000 and $22,000 as consideration to extend the Line of Credit Maturity Date); and (b) nine (9) monthly payments of principal of $220,000 plus accrued interest, commencing December 13, 2023.  In consideration for the extension of the Line of Credit Maturity Date, we agreed to amend the terms of the RAT Loan Warrants as well as the Subordination Agreement Warrants issued to the RAT Lenders in connection with the GemCap Subordination Agreements described above to reduce the respective exercise prices thereof to $1.00. See “—GemCap Revolving Line of Credit.” We also agreed to apply one-third (1/3) of the net proceeds of any capital raise that takes place subsequent to the date of the RAT Non-Revolving Line of Credit Agreement Amendment, other than proceeds from an equity offering under our ATM Sales Agreement (as defined below) or from an affiliate or insider, toward paying down the then outstanding principal amount due under the RAT Non-Revolving Line of Credit.  Pursuant to the RAT Non-Revolving Line of Credit Agreement Amendment, each RAT Lender agreed to enter into a lock-up agreement restricting the disposal of any shares of our Common Stock that are issued in connection with the exercise of the RAT Loan Warrants or the Subordination Agreement Warrants for a period of twelve (12) months from the date of the RAT Non-Revolving Line of Credit Agreement Amendment.

The RAT Non-Revolving Line of Credit had a balance, including accrued interest, amounting to $1,770,795 and $2,300,899 as of December 31, 2023, and September 30, 2023, respectively. We incurred interest expense for the RAT Non-Revolving Line of Credit in the amount of $136,976 and $224,105 for the three months ended December 31, 2023, and 2022, respectively.

May 2023 Secured Loan

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

As of December 14, 2023, the outstanding principal and interest on Excel’s portion of the May 2023 Secured Line of Credit was $2,328,617 (the “Excel May 2023 Secured Line of Credit Pay Off Amount”) of the total aggregate principal and interest outstanding under the May 2023 Secured Line of Credit of $3,262,817.  On December 14, 2023, we entered into a Note Conversion Agreement with Excel (the “Excel May 2023 Secured Line of Credit Note Conversion Agreement”) pursuant to which Excel agreed to convert the Excel May 2023 Secured Line of Credit Amount owed under the May 2023 Secured Line of Credit Agreement into 2,910,771 shares of our Common Stock, par value $0.0001 per share, at a conversion price per share of $0.80. The Excel May 2023 Secured Line of Credit Note Conversion Agreement contains customary representations, warranties, agreements and obligations of the parties. Additionally, pursuant to a Warrant Reprice Letter Agreement entered into by Excel on December 14, 2023, the per share warrant exercise price of the Excel warrant for 209,398 shares of our Common Stock was repriced to $0.80 per warrant share and immediately exercised, and the net proceeds of $167,518.40 were delivered to the Company.  See “ – Repricing and Exercise of Certain Warrants.”

On December 31, 2023, one of the remaining lenders under the May 2023 Secured Line of Credit converted $101,699.83 in outstanding principal and interest into 127,124 shares of our Common Stock at a conversion price per share of $0.80. As a result, as of December 31, 2023, a total principal amount of $800,000 remained on the May 2023 Secured Line of Credit, and there were outstanding warrants for a total of 83,142 warrant shares that have been issued to the remaining lenders in connection with the May 2023 Secured Line of Credit.

The May 2023 Secured Loan had a principal balance, including accrued interest, amounting to $837,333 and $3,214,769 as of December 31, 2023, and September 30, 2023, respectively. We incurred interest expense for the 2023 Secured Loan in the amount of $180,480 and $0 for the three months ended December 31, 2023, and 2022, respectively.

Excel $2.2M Line of Credit

On May 31, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (“Excel $2.2M Secured Line of Credit Agreement”) with Excel, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, for an aggregate principal amount of up to $2,200,000 (the “Excel $2.2M Line of Credit”), evidenced by a Non-Revolving Line of Credit Promissory Note (the “Excel $2.2M Note”). The Excel $2.2M Line of Credit matured ninety (90) days from the date of the Excel $2.2M Secured Line of Credit Agreement having accrued interest, payable in arrears on the Excel $2.2M Line of Credit maturity date, at a fixed rate of interest equal to ten-and-one-half percent (10.5%) per year. Effective as of August 29, 2023, we entered into a letter agreement (the “Excel $2.2M Line of Credit Amendment Letter Agreement”) with Excel to amend the Excel $2.2M Line of Credit Agreement and the Excel $2.2M Note to extend the maturity date of the Excel $2.2M Secured Line of Credit from ninety (90) days to one hundred twenty (120) days from the date of the Excel $2.2M Secured Line of Credit Agreement, or September 28, 2023.

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

On September 12, 2023, we entered into a Pay Off Letter Agreement with Excel, pursuant to which we agreed to pay off the principal and interest outstanding under the $2.2M Line of Credit, amounting to $2,266,733 (the “$2.2M Line of Credit Pay Off Amount”) by refinancing the $2.2M Line of Credit Pay Off Amount to be included as part of the obligations under the May 2023 Secured Line of Credit Agreement. See “—May 2023 Secured Loan.” As a result of such refinancing, there was no principal or interest remaining under the Excel $2.2M Secured Line of Credit, and the Excel $2.2M Secured Line of Credit Agreement was terminated.

The Excel $2.2M Line of Credit had a balance, including accrued interest, amounting to $0 and $0 as of December 31, 2023, and September 30, 2023, respectively. We incurred interest expense for the Excel $2.2M Line of Credit in the amount of $0 and $0 for the three months ended December 31, 2023, and 2022, respectively.

Repricing and Exercise of Certain Existing Warrants

On December 14, 2023, we agreed to offer to amend certain existing warrants exercisable for an aggregate of up to 4,055,240 shares of the Company’s common stock (each such warrant an “Existing Warrant”) to reduce the respective exercise prices thereof to $0.80 per share (such new price being referred to as the “Amended Warrant Exercise Price”), which was the closing price per share of our common stock as quoted on the NYSE American on December 13, 2023, on the condition that the holder of each Existing Warrant would commit to exercise the Existing Warrant within eight (8) business days from the date the warrant holder entered into a binding agreement, or some other number of days to be agreed by the Existing Warrant holder (the “Warrant Reprice Letter Agreement”), paying the aggregate Amended Warrant Exercise Price of each respective Existing Warrant in cash to the Company (the “Warrant Repricing”). Holders of Existing Warrants had until 4:00 p.m. Eastern Time on December 31, 2023, to enter into a Warrant Reprice Letter Agreement, after which time the original per share warrant exercise price of Existing Warrants would remain unchanged. Existing Warrants exercisable for an aggregate of up to 786,482 shares of our common stock were held by Excel Family Partners, LLLP, and Eagle Investment Group, LLC, entities managed by Bruce Cassidy, Sr., Chairman of our Board of Directors.  Existing Warrants exercisable for an aggregate of up to 443,332 shares of our common stock were held by Denise Penz, a member of our Board of Directors. Each of Mr. Cassidy and Ms. Penz entered into Warrant Reprice Letter Agreements to exercise their Existing Warrants, and as of December 31, 2023, each exercised their Existing Warrants resulting in net proceeds to the Company of $983,851. As of December 31, 2023, holders of Existing Warrants (including those held by Mr. Cassidy and Ms. Penz) had exercised an aggregate of 1,850,874 shares for an aggregate exercise price of $1,480,699. We do not expect any other warrants to be repriced and exercised under the Warrant Repricing.

Shelf Registration ($50 Million ATM)

On December 22, 2022, we filed a Shelf Registration Statement on Form S-3 that has been declared effective by the SEC.  On May 12, 2023, we entered into an At Market (“ATM”) Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which we may offer and sell, from time to time through the Agent, shares of our Common Stock, for aggregate gross proceeds of up to $50,000,000. As of the date of this Report, however, we are now subject to the limitations of General Instruction I.B.6. of Form S-3, and in accordance with the terms of the ATM Sales Agreement, the number of shares of our Common Stock available for sale thereunder is now limited to one-third of the aggregate market value of our Common Stock held by non-affiliates of the Company, as calculated pursuant to General Instruction I.B.6. of Form S-3. On January 8, 2024, we filed a Prospectus Supplement to the Prospectus filed on January 11, 2023, to decrease the amount of our Common Stock that is available to be sold under the ATM Sales Agreement, such that we registered the offer and sale of our Common Stock having an aggregate sales price of up to $18,200,000, from time to time. During the three months ended December 31, 2023, we issued no shares of Common Stock under the ATM Sales Agreement. We have not raised any funds through sales under our ATM Sales Agreement from January 1, 2024, through the date of this Report.

Future Use of Operating Cash and Capital Requirements

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

As of December 31, 2023, our cash totaled $3,811,159. During the three months ended December 31, 2023, we incurred a net loss of $5,285,402 and used $1,526,995 of cash in operations. We have incurred significant operating losses in the past and, as of December 31, 2023, we had an accumulated deficit of $133,570,945.  We do not expect to experience positive cash flows from operations in the near future as we continue to invest in the distribution of our Loop Players and the expansion of our Partner Platform business. We also expect to incur significant additional legal and financial expenditures in meeting the regulatory requirements of an NYSE American listed public company.

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

We recognize revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration we expect to receive in exchange for those products. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. For example, we bill subscription services in advance of when the service is performed and revenue is treated as deferred revenue until the service is performed and/or the performance obligation is satisfied. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of our products and services to clients in return for expected consideration and includes the following elements:

●	executed contracts with our clients that we believe are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when we satisfy each performance obligation.

Our revenue can be categorized into two revenue streams: Advertising revenue and Legacy and other revenue.

The following table disaggregates our revenue by major type for each of the periods indicated:

	Three months ended December 31,
	2023	2022
Advertising revenue	$9,394,764	$13,959,505
Legacy and other revenue	776,492	866,326
Total	$10,171,256	$14,825,831

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

Performance Obligations and Significant Judgments

Our performance obligations and recognition patterns for each revenue stream are as follows:

Advertising Revenue

For the three months ended December 31, 2023, and 2022, advertising revenue accounts for 92% and 94%, respectively, of our revenue and includes revenue from direct programmatic and local advertising as well as sponsorships.

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

Legacy and Other Business Revenue

For the three months ended December 31, 2023, and 2022, legacy and other business revenue accounts for the remaining 8% and 6%, respectively, of total revenue and includes streaming services, subscription content services, and hardware delivery, as described below:

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

Recently Adopted Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2022. We are currently evaluating the impact of this standard on our condensed consolidated financial statements and related disclosures. We adopted this ASU as of October 1, 2023, and there is no material impact to our financial statements as of December 31, 2023.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding such required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer have evaluated such disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K filed with the SEC on December 19, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Except as set forth below, there have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on December 19, 2023.

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

The ad demand partners with whom we work have significant control over the flow of advertisements to our Loop Platforms and the number of advertisements that are served to us.  If an ad demand participant changes their terms of business with ad publishers or otherwise changes their policies for the way they buy ads or the type of ads they buy, this may have an adverse impact on the amount of demand we receive from such demand participant for the ad inventory on the Loop Network. While we would look to work with demand participants to integrate any changes into our platform and adhere to any such new terms of business or policies, there can be no assurance that we would be able to do so, which could cause our business, growth prospects and financial condition to be adversely affected.  In addition, if an ad demand partner believes that we are receiving too high a percentage of their overall available advertisements, they may seek to reduce the number of advertisements they serve to us. Advertising fraud, also known as invalid traffic (“IVT”), is the practice of inflating impressions, clicks or conversion data for financial gain and is often the result of online activity that is made up of non-human traffic like spiders or bots. If an ad demand partner or similar ad server identifies a platform as having IVT, it will reduce or restrict entirely any advertisements being served to the relevant platform. Ad demand partners sometimes incorrectly identify valid advertising impressions as IVT and shut off or significantly reduce the ads served to the relevant platforms. If our ad impressions are incorrectly identified as IVT from a demand partner, it would reduce the number of ads received from that demand partner and it could take a significant amount of time to demonstrate to the demand partner that such incorrect identification was made, and to reinstitute us as a valid advertising platform with valid advertising impressions. If our advertising impressions are incorrectly identified as IVT and we are unable to demonstrate to the relevant ad demand partner that our ad impressions are valid and the ad partner does not begin again serving ads to our platform in a timely manner, our business, growth prospects and financial condition could be adversely affected.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the Excel Revolving Line of Credit, on December 14, 2023, we issued to Excel a warrant to purchase up to an aggregate of 3,125,000 shares of our Common Stock. The warrant has an exercise price of $0.80 per share, expires on December 14, 2026, and shall be exercisable at any time prior such date. The issuance of the warrant was not registered under the Securities Act of 1933, as amended (the “Securities Act”). The warrant was issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act.

On December 14, 2023, we also issued to Excel 2,910,771 shares of our Common Stock at a conversion price per share of $0.80 pursuant to the Excel May 2023 Secured Line of Credit Note Conversion Agreement.

On December 31, 2023, we issued to one of the remaining lenders under the May 2023 Secured Line of Credit 127,124 shares of our Common Stock at a conversion price per share of $0.80 pursuant to a Note Conversion Agreement.

The shares of our Common Stock issued in each of these note conversions were not registered under the Securities Act and were issued to the lenders in an exchange and without commission or consideration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Item 3.Defaults Upon Senior Securities.

There were no material defaults regarding payments of principal and interest that exceeded 5% of our total assets.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

4.1	Form of Warrant, dated December 11, 2023 (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K filed on December 19, 2023)

10.1

Note Conversion Agreement, dated September 12, 2023, by and between the Company and Excel Family Partners, LLLP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2023)

10.2

Pay Off Agreement, dated September 12, 2023, by and between the Company and Excel Family Partners, LLLP (previously filed on September 13, 2023, as Exhibit 10.2 to the Company’s Current Report on Form 8-K)

10.3

Non-Revolving Line of Credit Loan Agreement Amendment, effective as of November 13, 2023, by and between the Company, RAT Investment Holdings, LP, as administrator of the loan, and the institutions and individuals identified as lenders therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2023)

10.4

Amended and Restated Non-Revolving Line of Credit Promissory Note, dated November 13, 2023, executed by the Company for the benefit of the lenders under the Non-Revolving Line of Credit Loan Agreement Amendment, effective as of the same date (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 17, 2023)

10.5

Secured Revolving Line of Credit Loan Agreement, effective as of December 14, 2023, by and between the Company and Excel Family Partners, LLLP (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed on December 19, 2023)

10.6

Secured Revolving Line of Credit Promissory Note, effective as of December 14, 2023, executed by the Company for the benefit of Excel Family Partners, LLLP under the Secured Revolving Line of Credit Loan Agreement, effective as of the same date (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed on December 19, 2023)

10.7	Form of Warrant Reprice Letter Agreement (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed on December 19, 2023)

10.8

Note Conversion Agreement, dated December 14, 2023, by and between the Company and Excel Family Partners, LLLP (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed on December 19, 2023)

10.9

Employment Letter Agreement between Loop Media, Inc. and Randy Greenberg, effective July 1, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 15, 2023)

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

Loop Media, Inc., a Nevada corporation
(Registrant)

Date: February 6, 2024	By:	/s/ Jon Niermann
Jon Niermann
Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2024	By:	/s/ Neil Watanabe
Neil Watanabe
Chief Financial Officer
(Principal Financial and Accounting Officer)