Form 10-Q
period 2024-03-31
Loop Media, Inc.
filed 2024-05-03
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, the registrant had 71,173,736 shares of common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2024	2023
ASSETS	(UNAUDITED)
Current assets
Cash	$2,197,359	$3,068,696
Accounts receivable, net	3,572,222	6,211,815
Prepaid expenses and other current assets	667,124	987,605
Content assets, current	1,749,683	2,218,894
Total current assets	8,186,388	12,487,010
Non-current assets
Deposits	9,968	12,054
Content assets, non-current	257,921	448,726
Deferred costs, non-current	698,570	744,408
Property and equipment, net	2,290,284	2,711,558
Operating lease right-of-use assets	205,545	—
Intangible assets, net	421,667	477,889
Total non-current assets	3,883,955	4,394,635
Total assets	$12,070,343	$16,881,645
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$7,942,137	$4,978,920
Accrued liabilities	1,494,278	3,546,338
Accrued royalties and revenue share	5,256,608	4,930,329
License content liabilities, current	865,572	489,157
Equipment financing liability, current	32,998	—
Deferred Income	52,983	—
Lease liability, current	66,024	—
Revolving line of credit, current	1,824,560	2,985,298
Non-revolving line of credit, current	994,033	2,124,720
Non-revolving line of credit - related party, current	1,000,000	—
Total current liabilities	19,529,193	19,054,762
Non-current liabilities
License content liabilities, non-current	153,000	208,000
Equipment financing liability, non-current	79,381	—
Lease liability, non-current	139,521	—
Revolving line of credit - related party, non-current	1,595,620	—
Non-revolving line of credit, non-current	537,831	475,523
Non-revolving line of credit - related party, non-current	—	1,959,693
Total non-current liabilities	2,505,353	2,643,216
Total liabilities	22,034,546	21,697,978

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity (deficit)
Common Stock, $0.0001 par value, 150,000,000 shares authorized, 71,173,736 and 65,620,151 shares issued and outstanding as of March 31, 2024 and September 30, 2023, respectively	7,117	6,562
Additional paid in capital	131,170,258	123,462,648
Accumulated deficit	(141,141,578)	(128,285,543)
Total stockholders' equity (deficit)	(9,964,203)	(4,816,333)
Total liabilities and stockholders' equity (deficit)	$12,070,343	$16,881,645

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023

Revenue	$4,002,463	$5,393,231	$14,173,719	$20,219,062
Cost of revenue
Cost of revenue - Advertising and Legacy and other revenue	2,833,024	3,177,607	8,572,733	11,635,240
Cost of revenue - depreciation and amortization	751,276	630,543	1,558,284	1,312,710
Total cost of revenue	3,584,300	3,808,150	10,131,017	12,947,950
Gross profit	418,163	1,585,081	4,042,702	7,271,112

Operating expenses
Sales, general and administrative	5,735,694	7,769,314	11,906,671	15,727,448
Stock-based compensation	1,112,137	2,475,807	2,440,362	4,266,614
Depreciation and amortization	413,197	235,009	795,072	422,725
Restructuring costs	—	—	—	—
Impairment of goodwill and intangible assets	—	—	—	—
Total operating expenses	7,261,028	10,480,130	15,142,105	20,416,787

Loss from operations	(6,842,865)	(8,895,049)	(11,099,403)	(13,145,675)

Other income (expense)
Interest income	—	—		—
Interest expense	(729,274)	(919,444)	(1,731,464)	(1,927,027)
Loss on extinguishment of debt	—	—		—
Gain on extinguishment of debt	—	—		—
Change in fair value of derivatives	—	—		—
Employee retention credits	—	—		—
Other expense	1,506	(2,624)	(25,168)	(2,624)
Total other income (expense)	(727,768)	(922,068)	(1,756,632)	(1,929,651)
Loss before income taxes	(7,570,633)	(9,817,117)	(12,856,035)	(15,075,326)
Income tax (expense)/benefit	—	—	—	(1,230)
Net loss	$(7,570,633)	$(9,817,117)	$(12,856,035)	$(15,076,556)

Basic and diluted net loss per common share (Note 2)	$(0.11)	$(0.17)	$(0.19)	$(0.27)

Weighted average number of basic and diluted common shares outstanding	71,010,998	56,381,209	68,887,644	56,381,209

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2024, and 2023

(UNAUDITED)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balances, September 30, 2023	65,620,151	$6,562	$123,462,648	$(128,285,543)	$(4,816,333)
Stock-based compensation	—	—	1,287,390	—	1,287,390
Warrants issued for debt	—	—	1,003,269	—	1,003,269
Warrants issued for consulting fees	—	—	40,835	—	40,835
Shares issued for consulting fees	311,889	31	124,101	—	124,132
Shares issued for debt conversion	3,037,895	304	2,455,437	—	2,455,741
Shares issued for capital raise costs	30,405	3	22,497	—	22,500
Shares issued upon warrant exercises	1,850,874	185	1,480,514	—	1,480,699
Net loss	—	—	—	(5,285,402)	(5,285,402)
Balances, December 31, 2023	70,851,214	$7,085	$129,876,691	$(133,570,945)	$(3,687,169)
Stock-based compensation	—	—	1,271,070	—	1,271,070
Shares issued for vested RSUs	292,117	29	(29)	—	—
Shares issued for capital raise costs	30,405	3	22,526	—	22,529
Net loss	—	—	—	(7,570,633)	(7,570,633)
Balances, March 31, 2024	71,173,736	$7,117	$131,170,258	$(141,141,578)	$(9,964,203)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balances, September 30, 2022	56,381,209	$5,638	$101,970,318	$(96,321,864)	$5,654,092
Stock-based compensation	—	—	1,790,807	—	1,790,807
Net loss	—	—	—	(5,259,439)	(5,259,439)
Balances, December 31, 2022	56,381,209	$5,638	$103,761,125	$(101,581,303)	$2,185,460
Stock-based compensation	—	—	2,475,807	—	2,475,807
Short swing profit recovery	—	—	1,201	—	1,201
Issuance costs from uplist of stock	—	—	(86,330)	—	(86,330)
Net loss	—	—	—	(9,817,117)	(9,817,117)
Balances, March 31, 2023	56,381,209	$5,638	$106,151,803	$(111,398,420)	$(5,240,979)

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,856,035)	$(15,076,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	924,766	1,244,329
Depreciation and amortization expense	795,072	422,725
Amortization of content assets	1,558,283	1,312,710
Amortization of right-of-use assets	(205,545)	59,511
Bad debt expense	677,882	—
Extinguishment of debt converted to equity	338,858	—
Loss on extinguishment of debt converted to equity	25,424	—
Stock-based compensation	2,599,295	4,266,614
Shares issued for capital raise costs	44,997	—
Shares issued for consulting fees	124,135	—
Shares issued for vested RSUs	29	—
Change in operating assets and liabilities:
Accounts receivable	1,961,711	6,896,649
Inventory	7,604	10,252
Prepaid expenses	312,880	568,138
Deposit	2,086	(201)
Accounts payable	3,509,252	(1,181,952)
Accrued liabilities	(2,054,235)	(2,207,835)
Accrued royalties and revenue share	326,279	(1,374,484)
License content liability	(751,100)	(3,457,477)
Operating lease liabilities	205,545	(57,046)
Equipment financing liability	112,379	—
Deferred income	52,983	(140,764)
NET CASH USED IN OPERATING ACTIVITIES	(2,287,455)	(8,715,387)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(473,562)	(1,046,876)
NET CASH USED IN INVESTING ACTIVITIES	(473,562)	(1,046,876)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	19,793,104	28,087,249
Repayments on lines of credit	(19,001,212)	(27,326,600)
Proceeds from exercise of warrants	1,480,699	—
Issuance costs for stock uplist	—	(86,330)
Deferred costs	(167,789)	(61,983)
Payment of acquisition related consideration	—	(250,125)
Debt issuance costs	(215,122)	(22,300)
Short swing profit recovery	—	1,201
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,889,680	341,112

Change in cash and cash equivalents	(871,337)	(9,421,151)
Cash, beginning of period	3,068,696	14,071,914
Cash, end of period	$2,197,359	$4,650,763

SUPPLEMENTAL DISCLOSURES OF CASH FLOW STATEMENTS
Cash paid for interest	$511,738	$665,309
Cash paid for income taxes	$—	$1,230
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for debt conversion	$2,455,741	$—
Deferred costs for warrants issued for debt	$—	$—
Unpaid additions to licensed content and internally developed content	$200,167	$52,916
Unpaid deferred costs	$36,625	$170,862
Unpaid additions to property and equipment	$30,820	$387,588

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, we had approximately 83,000 active Loop Players and Partner Screens across the Loop Platform, which include 32,658 quarterly active Loop Players, or QAUs (as defined below) across our O&O Platform, a decrease of 1,125 over the quarter ended December 31, 2023, and approximately 50,000 Partner Screens across our Partner Platforms, an increase of approximately 7,000 Partner Screens over the quarter ended December 31, 2023.

We define an “active unit” as (i) an ad-supported Loop Player or digital out-of-home (“DOOH”) location using our ad- supported service through our “Loop for Business” application or using a DOOH venue-owned computer screening our content, that is online, used on our O&O Platform, playing content and has checked into the Loop Media analytics system at least once in the 90-day period ending on the date of measurement, or (ii) a DOOH location customer using our subscription service on our O&O Platform at any time during the 90-day period. We use “QAU” to refer to the number of such active units during such period. We do not count towards our QAUs any Loop Players or screens used on our Partner Platform.

Liquidity and management’s plan

As shown in the accompanying consolidated financial statements, we have incurred recurring losses resulting in an accumulated deficit. We anticipate further losses in the foreseeable future. We also had negative cash flows used in operations. These factors raise substantial doubt about our ability to continue as a going concern. Our primary source of operating funds since inception has been cash proceeds from the sale of our Common Stock and debt and equity financing transactions. Our ability to continue as a going concern is dependent upon our ability to generate sufficient revenue and our ability to raise additional funds by way of our debt and equity financing efforts.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to supplement our cash from revenues with additional cash raised from equity investment or debt transactions while maintaining reduced spending levels.

On December 22, 2022, we filed a Shelf Registration Statement on Form S-3 that has been declared effective by the Securities and Exchange Commission (“SEC”).  On May 12, 2023, we entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which we may offer and sell, from time to time through the Agent, shares of our common stock, par value $0.0001 per share (“Common Stock”), for aggregate gross proceeds of up to $50,000,000. As of the date of this Report, however, we are now subject to the limitations of General Instruction I.B.6. of Form S-3, and in accordance with the terms of the ATM Sales Agreement, the number of shares of our Common Stock available for sale thereunder is now limited to one-third of the aggregate market value of our Common Stock held by non-affiliates of the Company, as calculated pursuant to General Instruction I.B.6. of Form S-3. On January 8, 2024, we filed a Prospectus Supplement to the Prospectus filed on January 11, 2023, to decrease the amount of our Common Stock that is available to be sold under the ATM Sales Agreement, such that we registered the offer and sale of our Common Stock having an aggregate sales price of up to $18,200,000, from time to time. During the six months ended March 31, 2024, and from April 1, 2024, through the date of this Report, we have not raised any funds through sales under our ATM Sales Agreement.

Effective as of July 29, 2022, we entered into a Loan and Security Agreement with Industrial Funding Group, Inc. (the “Initial Lender”), which was subsequently assigned to GemCap Solutions, LLC (“GemCap”) for a revolving loan credit facility for the initial principal sum of up to $4,000,000, which was subsequently increased to $6,000,000, and through the exercise of an accordion feature, a total sum of up to $10,000,000 (the “GemCap Revolving Line of Credit Agreement”).  As of March 31, 2024, the GemCap Revolving Line of Credit had a balance, including accrued interest, amounting to $2,147,821.  See “Note 8 – Debt.”

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of September 30, 2023, which has been derived from our audited financial statements, and (b) our unaudited condensed consolidated interim financial statements for the six months ended March 31, 2024, have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2024, are not necessarily indicative of results that may be expected for the year ending September 30, 2024.

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

Cash

Cash and cash equivalents include all highly liquid monetary instruments with original maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits. We maintain our cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, our cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits. We have not experienced any losses on such accounts. On March 31, 2024, and September 30, 2023, we had no cash equivalents.

As of March 31, 2024, and September 30, 2023, approximately $1,947,359 and $2,818,696 of cash exceeded the FDIC insurance limits, respectively.

Accounts receivable

Accounts receivable represent amounts due from customers. We assess the collectability of receivables on an ongoing basis. A provision for the impairment of receivables involves significant management judgment and includes the review of individual receivables based on individual customers, current economic trends and analysis of historical bad debts. As of March 31, 2024, and September 30, 2023, we had recorded an allowance for doubtful accounts of $677,882 and $630,629, respectively.

Concentration of credit risk

During the six months ended March 31, 2024, we had two customers which each individually comprised greater than 10% of net revenue. These customers represented 24% and 16% respectively. No other customer accounted for more than 10% of net revenue during the periods presented.

During the six months ended March 31, 2023, we had two customers which each individually comprised greater than 10% of net revenue. These customers represented 17% and 15% respectively. No other customer accounted for more than 10% of net revenue during the periods presented.

As of March 31, 2024, two customers accounted for a total of 22% of our accounts receivable balance or 12% and 10%, respectively. No other customer accounted for more than 10% of total accounts receivable.

As of March 31, 2023, three customers accounted for a total of 45% of our accounts receivable balance or 20%, 15% and 10%, respectively. No other customer accounted for more than 10% of total accounts receivable.

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

On September 26, 2022, our convertible debentures converted to Common Stock as part of our public offering and uplist to The NYSE American, LLC, in accordance with the terms of the original debt agreements. As of September 30, 2022, the remaining balance of the Derivative Liability was written off as part of the conversion to equity.  Thus, there is no fair value measurement of the Derivative Liability balance as of March 31, 2024.

Advertising costs

We expense all advertising costs as incurred.

Advertising and marketing costs for the three months ended March 31, 2024, and 2023, were $1,747,971 and $2,779,517, respectively.

Advertising and marketing costs for the six months ended March 31, 2024, and 2023, were $3,926,219 and $5,904,544, respectively.

Revenue recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration we expect to receive in exchange for those products. In instances where final acceptance of the product is specified by the client, revenue is deferred until all acceptance criteria have been met. For example, we bill subscription services in advance of when the service is performed and revenue is treated as deferred revenue until the service is performed and/or the performance obligation is satisfied. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of our products and services to clients in return for expected consideration and includes the following elements:

●	executed contracts with our customers that we believe are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation of the transaction price to each performance obligation; and
●	recognition of revenue only when we satisfy each performance obligation.

Our revenue can be categorized into two revenue streams: Advertising revenue and Legacy and other revenue.

The following table disaggregates our revenue by major type for each of the periods indicated:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Advertising revenue	$3,544,992	$4,648,390	$12,939,756	$18,607,895
Legacy and other revenue	457,471	744,841	1,233,963	1,611,167
Total	$4,002,463	$5,393,231	$14,173,719	$20,219,062

Performance obligations and significant judgments

Our performance obligations and recognition patterns for each revenue stream are as follows:

Advertising revenue

For the three months ended March 31, 2024, and 2023, advertising revenue accounts for 89% and 86%, respectively, of our revenue and includes revenue from direct programmatic and local advertising as well as sponsorships.

For the six months ended March 31, 2024, and 2023, advertising revenue accounts for 91% and 92%, respectively, of our revenue and includes revenue from direct programmatic and local advertising as well as sponsorships.

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

Legacy and other business revenue

For the three months ended March 31, 2024, and 2023, legacy and other business revenue accounts for the remaining 11% and 14%, respectively, of total revenue and includes streaming services, subscription content services, and hardware delivery, as described below.

For the six months ended March 31, 2024, and 2023, legacy and other business revenue accounts for the remaining 9% and 8%, respectively, of total revenue and includes streaming services, subscription content services, and hardware delivery, as described below:

●	Delivery of streaming services including content encoding and hosting. We recognize revenue over the term of the service based on bandwidth usage. Revenue from streaming services is insignificant.

●	Delivery of subscription content services in customized formats. We recognize revenue straight-line over the term of the service.

●	Delivery of hardware for ongoing subscription content delivery through software. We recognize revenue at the point of hardware delivery. Revenue from hardware sales is insignificant.

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

The following securities are excluded from the calculation of weighted average diluted shares at March 31, 2024, and September 30, 2023, respectively, because their inclusion would have been anti-dilutive.

	March 31,	September 30,
	2024	2023
Options to purchase common stock	8,213,763	8,849,305
Warrants to purchase common stock	6,866,699	5,592,573
Restricted Stock Units (RSUs)	4,443,473	1,156,397
Series A preferred stock	—	—
Series B preferred stock	—	—
Convertible debentures	—	—
Total common stock equivalents	19,523,935	15,598,275

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

For the six months ended March 31, 2024, a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our Common Stock is as follows:

	Six months ended March 31,
	2024	2023
Numerator:
Net loss	$(12,856,035)	$(15,076,556)
Plus: Deemed dividend on warrants	(419,939)	—
Net loss attributable to common stockholders	$(13,275,974)	$(15,076,556)

Denominator:
Weighted average number of common shares outstanding	68,887,644	56,381,209

Basic and diluted net loss per common share	$(0.19)	$(0.27)

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

Employee retention credits

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”): a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. We qualified for the ERC in the third and fourth quarters of 2020 and the first, second and third quarters of 2021. During the six months ended March 31, 2024, we recorded no aggregate benefit in our condensed combined income statement to reflect the ERC.

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

Recently adopted accounting pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2022. We are currently evaluating the impact of this standard on our condensed consolidated financial statements and related disclosures. We adopted this ASU as of October 1, 2023, and there is no material impact to our financial statements as of March 31, 2024.

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

As of March 31, 2024, content assets were $1,749,683 recorded as Content asset, net – current and $257,921 recorded as Content asset, net – noncurrent, of which $104,432 was internally-developed content asset, net.

We recorded amortization expense in cost of revenue, in the consolidated statements of operations, related to capitalized content assets:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Licensed Content Assets	$733,061	$615,165	$1,521,853	$1,284,843
Internally-Developed Assets	18,215	15,378	36,430	27,867
Total	$751,276	$630,543	$1,558,283	$1,312,710

Our content license contracts are typically two to three years. The amortization expense for the next three years for capitalized content assets as of March 31, 2024:

	Remaining in Fiscal Year 2024	Fiscal Year 2025	Fiscal Year 2026
Licensed Content Assets	$1,335,308	$470,463	$97,401
Internally-Developed Assets	36,430	59,440	8,562
Total	$1,371,738	$529,903	$105,963

License Content Liabilities

As of March 31, 2024, we had $1,218,738 of obligations comprised of $865,572 in License content liability – current, $153,000 in License content liability - noncurrent and $200,167 in accounts payable on our consolidated balance sheets. Payments for content liabilities for the six months ended March 31, 2024, were $468,307. The expected timing of payments for these content obligations is $550,071 payable in fiscal year 2024, $365,500 payable in fiscal year 2025 and $110,000 payable in fiscal year 2026.

NOTE 4. PROPERTY AND EQUIPMENT

Our property and equipment, net consisted of the following as of March 31, 2024, and September 30, 2023:

	March 31,	September 30,
	2024	2023
Loop Players	$3,050,604	$2,536,937
Equipment	466,156	801,301
Software	874,966	854,966
	4,391,726	4,193,204
Less: accumulated depreciation	(2,101,442)	(1,481,646)
Total property and equipment, net	$2,290,284	$2,711,558

For the three months ended March 31, 2024, and 2023, depreciation expense, calculated using straight line method, charged to operations amounted to $322,706 and $206,897, respectively.

For the six months ended March 31, 2024, and 2023, depreciation expense, calculated using straight line method, charged to operations amounted to $619,796 and $366,502, respectively.

NOTE 5. INTANGIBLE ASSETS

Our intangible assets, each definite lived assets, consisted of the following as of March 31, 2024, and September 30, 2023:

		March 31,	September 30,
	Useful life	2024	2023
Customer relationships	nine years	$1,012,000	$1,012,000
Content library	two years	198,000	198,000
Total intangible assets, gross		1,210,000	1,210,000

Less: accumulated amortization		(788,333)	(732,111)
Total		(788,333)	(732,111)
Total intangible assets, net		$421,667	$477,889

Amortization expense charged to operations amounted to $28,111 and $28,111, for the three months ended March 31, 2024, and 2023, respectively.

Amortization expense charged to operations amounted to $56,222 and $56,222, for the six months ended March 31, 2024, and 2023, respectively.

Annual amortization expense for the next five years and thereafter is estimated to be $56,222 (remaining in fiscal year 2024), $112,444, $112,444, $112,444, and $28,113, respectively. The weighted average life of the intangible assets subject to amortization is 3.7 years as of March 31, 2024.

NOTE 6 – OPERATING LEASES

Operating leases

We have operating leases for office space and office equipment. Many of our leases include one or more options to renew, some of which included options to extend the leases for a long-term period, and some leases included options to terminate the leases within 30 days. In certain of our lease agreements, the rental payments were adjusted periodically to reflect actual charges incurred for capital area maintenance, utilities, inflation and/or changes in other indexes.

Our lease liability consisted of the following as of March 31, 2024, and September 30, 2023:

	March 31,	September 30,
	2024	2023
Short term portion	$66,024	$—
Long term portion	139,521	—
Total lease liability	$205,545	$—

Maturity analysis under these lease agreements are as follows:

2024	$41,804
2025	83,607
2026	83,607
2027	17,082
Total undiscounted cash flows	226,100
Less: 10% Present value discount	(20,555)
Lease liability	$205,545

We recorded lease expense in sales, general and administration expenses in the consolidated statement of operations:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Operating lease expense	$13,935	$17,495	$13,935	$61,939
Short-term lease expense	2,400	32,431	39,243	34,831
Total lease expense	$16,335	$49,926	$53,178	$96,770

For the three months ended March 31, 2024, and 2023, cash payments against lease liabilities totaled $13,935 and $18,792 and accretion on lease liability of $3,556 and $763.

For the six months ended March 31, 2024, and 2023, cash payments against lease liabilities totaled $13,935 and $59,138 and accretion on lease liability of $3,556 and $2,428.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2024, and September 30, 2023:

	March 31,	September 30,
	2024	2023
Accounts payable	$7,942,137	$4,978,920

Performance bonuses	300,000	1,262,000
Interest payable	113,217	175,094
Professional fees	460,247	449,944
Marketing	282,550	800,165
Insurance liabilities	104,707	552,000
Other accrued liabilities	233,557	307,135
Accrued liabilities	1,494,278	3,546,338

Accrued royalties and revenue share	5,256,608	4,930,329

Total accounts payable and accrued expenses	$14,693,023	$13,455,587

NOTE 8 – DEBT

Lines of Credit as of March 31, 2024:
			Unpaid	Contractual
	Net Carrying Value		Principal	Interest Rates	Contractual	Warrants
Related party lines of credit:	Current	Long Term	Balance	Cash	Maturity Date	issued
$2,500,000 revolving line of credit, December 14, 2023	$—	$1,595,620	$2,500,000	10%	12 months prior written notice	3,125,000
$1,000,000 non- revolving line of credit, March 28, 2024	1,000,000	—	1,000,000	12%	9/24/2024	—
Total related party lines of credit, net	$1,000,000	$1,595,620	$3,500,000

Lines of credit:
$2,200,000 non-revolving line of credit, May 13, 2022	$994,033	$—	$1,100,000	12%	8/13/2024	314,286
$6,000,000 revolving line of credit, July 29, 2022	1,824,560	—	2,122,807	Greater of 4% or Prime	7/29/2024	—
$4,000,000 non-revolving line of credit, May 10, 2023	—	537,831	800,000	12%	5/10/2025	83,142
Total lines of credit, net	$2,818,593	$537,831	$4,022,807

Lines of Credit as of September 30, 2023:
			Unpaid	Contractual
	Net Carrying Value		Principal	Interest Rates	Contractual	Warrants
Related party lines of credit:	Current	Long Term	Balance	Cash	Maturity Date	issued
$4,000,000 non-revolving line of credit, May 10, 2023	$—	$1,959,693	$2,266,733	12%	5/10/2025	209,398
Total related party lines of credit, net	$—	$1,959,693	$2,266,733

Lines of credit:
$2,200,000 non-revolving line of credit, May 13, 2022	$2,124,720	$—	$2,200,000	12%	11/13/2023	314,286
$6,000,000 revolving line of credit, July 29, 2022	2,985,298	—	3,730,914	Greater of 4% or Prime	7/29/2024	—
$4,000,000 revolving line of credit, May 10, 2023	—	475,523	900,000	12%	5/10/2025	83,142
Total lines of credit, net	$5,110,018	$475,523	$6,830,914

The following table presents the interest expense related to the contractual interest coupon and the amortization of debt discounts on the lines of credit:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Interest expense	$194,922	$332,516	$513,444	$672,895
Amortization of debt discounts	528,168	582,994	1,200,041	1,244,329
Total	$723,090	$915,510	$1,713,485	$1,917,224

Maturity analysis under the line of credit agreements for the fiscal years ended September 30,
2024	$4,222,807
2025	3,300,000
2026	—
2027	—
2028	—
Lines of credit, related and non-related party	7,522,807
Less: Debt discount on lines of credit payable	(1,570,763)
Total Lines of credit payable, related and non-related party, net	$5,952,044

Revolving Lines of Credit

Excel Revolving Line of Credit

Effective as of December 14, 2023, we entered into a Revolving Line of Credit Loan Agreement with Excel Family Partners, LLLP, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, (“Excel” and the “Excel Revolving Line of Credit Agreement”) for up to a principal sum of $2,500,000, under which we may pay down and re-borrow up to the maximum amount of the $2,500,000 limit (the “Excel Revolving Line of Credit”). Our drawdown on the Excel Revolving Line of Credit is limited to no more than twenty-five percent (25%) of the last three full months’ revenue, not to exceed $1,250,000 in any quarter, and not to exceed in aggregate the outstanding debt amount of $2,500,000.The Excel Revolving Line of Credit is a perpetual loan, with a maturity date that is twelve (12) months from the date of formal notice of termination by Excel, and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to ten percent (10%) per year. Under the Excel Revolving Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the RAT Non-Revolving Line of Credit Agreement and the May 2023 Secured Line of Credit (each as described below), but is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement (as described below).

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

The Excel Revolving Line of Credit had a balance, including accrued interest, amounting to $2,519,396 and $0 as of March 31, 2024, and September 30, 2023, respectively. We incurred interest expense for the Excel Revolving Line of Credit in the amount of $118,284 and $0 for the six months ended March 31, 2024, and 2023, respectively.

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

The GemCap Revolving Line of Credit had a balance, including accrued interest, amounting to $2,147,821 and $3,757,074 as of March 31, 2024, and September 30, 2023, respectively. We incurred interest expense for the GemCap Revolving Line of Credit in the amount of $707,962 and $714,740 for the six months ended March 31, 2024, and 2023, respectively.

Non-Revolving Lines of Credit

RAT Non-Revolving Line of Credit

Effective as of May 13, 2022, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “RAT Non-Revolving Line of Credit Agreement”) with several institutions and individuals (each a “RAT Lender” and collectively, the “RAT Lenders”) and RAT Investment Holdings, LP, as administrator of the loan (the “Loan Administrator”) for an aggregate principal amount of $2,200,000 (the “RAT Non-Revolving Line of Credit”), evidenced by a Non-Revolving Line of Credit Promissory Note (the “RAT Note”), also effective as of May 13, 2022. Pursuant to the terms of the RAT Non-Revolving Line of Credit Agreement, the RAT Non-Revolving Line of Credit matured eighteen (18) months from the effective date of the RAT Non-Revolving Line of Credit (the “Original RAT Line of Credit Maturity Date”) and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve percent (12%) per year. Under the RAT Non-Revolving Line of Credit Agreement, we granted to the RAT Lenders a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the Excel Revolving Line of Credit Agreement (as defined above) and the May 2023 Secured Line of Credit Agreement (as defined below) and (each of which are subordinated in connection with our GemCap Revolving Line of Credit Agreement (as defined above)).

In connection with the RAT Non-Revolving Line of Credit Agreement, on May 13, 2022, we issued a warrant (collectively, the “RAT Loan Warrants”) to each RAT Lender for an aggregate of up to 209,522 shares of our Common Stock. Each RAT Loan Warrant had an exercise price of $5.25 per share, expires on May 13, 2025, and is exercisable at any time prior to the expiration date.

Effective as of November 13, 2023, we entered into a Non-Revolving Line of Credit Loan Agreement Amendment (the “RAT Non-Revolving Line of Credit Agreement Amendment”) with the RAT Lenders to: (i) extend the RAT Line of Credit Maturity Date from eighteen (18) months to twenty-seven (27) months from the date of the RAT Non-Revolving Line of Credit Agreement, or August 13, 2024 (the “First Extended RAT Line of Credit Maturity Date”); and (ii) amend the payment terms of the RAT Non-Revolving Line of Credit such that payments of interest or principal under the RAT Non-Revolving Line of Credit Agreement and the RAT Note will be due and payable from November 13, 2023, to the First Extended RAT Line of Credit Maturity Date, as follows (a) one payment of $374,000 (comprised of accrued interest of $132,000 due through November 13, 2023, an initial payment of principal of $220,000 and $22,000 as consideration to extend the Original RAT Line of Credit Maturity Date) due on November 13, 2023; and (b) nine (9) monthly payments of principal of $220,000 plus accrued interest, commencing December 13, 2023. In consideration for the extension of the Original RAT Line of Credit Maturity Date, we agreed to amend the terms of the RAT Loan Warrants as well as the Subordination Agreement Warrants issued to the RAT Lenders in connection with the GemCap Subordination Agreements described above to reduce the warrant exercise price to $1.00. See “—GemCap Revolving Line of Credit.” We also agreed to apply one-third (1/3) of the net proceeds of any capital raise that takes place subsequent to the date of the RAT Non-Revolving Line of Credit Agreement Amendment, other than proceeds from an equity offering under our ATM Sales Agreement (as defined below) or from an affiliate or insider, toward paying down the then outstanding principal amount due under the RAT Non-Revolving Line of Credit. Pursuant to the RAT Non-Revolving Line of Credit Agreement Amendment #1, each RAT Lender agreed to enter into a lock-up agreement restricting the disposal of any shares of our Common Stock that are issued in connection with the exercise of the RAT Loan Warrants or the Subordination Agreement Warrants for a period of twelve (12)

months from the date of the RAT Non-Revolving Line of Credit Agreement Amendment #1. Effective as of November 13, 2023, we issued an Amended and Restated Non-Revolving Line of Credit Promissory Note Amendment to the Lenders reflecting the extension of the Original Line of Credit Maturity Date.

The RAT Non-Revolving Line of Credit had a balance, including accrued interest, amounting to $1,106,473 and $2,300,899 as of March 31, 2024, and September 30, 2023, respectively. We incurred interest expense for the RAT Non-Revolving Line of Credit in the amount of $310,009 and $446,764 for the six months ended March 31, 2024, and 2023, respectively.

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

As of May 10, 2023, Excel, an entity managed by Mr. Cassidy, had committed to be a lender under the May 2023 Secured Line of Credit Agreement for an aggregate loan of $2.65 million, and as of September 11, 2023, Excel had not loaned any funds under the May 2023 Secured Line of Credit. On May 31, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “Excel $2.2M Secured Line of Credit Agreement”) with Excel for an aggregate principal amount of up to $2,200,000 (the “Excel $2.2M Line of Credit”), evidenced by a Non-Revolving Line of Credit Promissory Note (the “Excel $2.2M Note”). Pursuant to the terms of a Pay Off Letter Agreement with Excel dated September 12, 2023, we refinanced the outstanding principal and interest of the Excel $2.2M Line of Credit to be included as part of the obligations of the May 2023 Secured Line of Credit Agreement.  As a result of such refinancing, as of September 12, 2023, no principal or interest remained outstanding under the Excel $2.2M Secured Line of Credit, and the Excel $2.2M Secured Line of Credit Agreement was terminated, and as of September 12, 2023, Excel had loaned $2,266,733 under the May 2023 Secured Line of Credit Agreement and received a warrant to purchase 209,398 shares of our Common Stock.

As of December 14, 2023, the outstanding principal and interest on Excel’s portion of the May 2023 Secured Line of Credit was $2,328,617 (the “Excel May 2023 Secured Line of Credit Pay Off-Amount”), of the total aggregate principal and interest outstanding under the May 2023 Secured Line of Credit of $3,262,817.  On December 14, 2023, Excel agreed to convert the Excel May 2023 Secured Line of Credit Pay-Off Amount owed under the May 2023 Secured Line of Credit Agreement into 2,910,771 shares of our Common Stock at a conversion price per share of $0.80.  In addition, in connection with the Warrant Repricing (as defined below), on December 14, 2023, Excel agreed to the reprice the per share warrant exercise price of the warrant for 209,398 shares of our Common Stock to $0.80 per warrant share and immediately exercised the warrant, delivering the net proceeds of $167,518.40 to us.  See “—Repricing and Exercise of Certain Warrants.”

On December 31, 2023, one of the remaining lenders under the May 2023 Secured Line of Credit converted $101,699.83 in outstanding principal and interest into 127,124 shares of our Common Stock at a conversion price per share of $0.80. As of March 31, 2024, a total principal amount of $800,000 remained outstanding on the May 2023 Secured Line of Credit and warrants for a total of 83,142 warrant shares had been issued to the remaining lenders in connection with the May 2023 Secured Line of Credit and remained outstanding.

The May 2023 Secured Loan had a principal balance, including accrued interest, amounting to $861,333 and $3,214,769 as of March 31, 2024, and September 30, 2023, respectively. We incurred interest expense for the 2023 Secured Loan in the amount of $576,229 and $0 for the six months ended March 31, 2024, and 2023, respectively.

Excel $1.0M Line of Credit

On March 28, 2024, we entered into a Secured Non-Revolving Line of Credit Loan Agreement with Excel (“Excel $1.0M Secured Line of Credit Agreement”) for an aggregate principal amount of up to $1,000,000 (the “Excel $1.0M Line of Credit”), evidenced by a Secured Non-Revolving Line of Credit Promissory Note (the “Excel $1.0M Note”). The Excel $1.0M Line of Credit matures one hundred eighty (180) days from the date of the Excel $1.0M Secured Line of Credit Agreement (the “Excel $1.0M Line of Maturity Date”) and accrues interest, payable in arrears on the Excel $1.0M Line of Credit Maturity Date, at a fixed rate of interest equal to twelve percent (12%) per year.

Under the Excel $1.0M Secured Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement.

The Excel $1.0M Line of Credit had a balance, including accrued interest, amounting to $1,001,000 and $0 as of March 31, 2024, and September 30, 2023, respectively. We incurred interest expense for the Excel $1.0M Line of Credit in the amount of $1,000 and $0 for the six months ended March 31, 2024, and 2023, respectively.

See Note 12 – Stock Options, Restricted Stock Units (RSUs) and Warrants for discussion on the repricing and exercise of certain existing warrants.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of March 31, 2024.

NOTE 10 – RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

500 Limited

For the six months ended March 31, 2024, and 2023, we paid 500 Limited $145,500 and $219,400, respectively, for programming services provided to Loop Media. 500 Limited is an entity controlled by Liam McCallum, our Chief Product and Technology Officer.

See Note 8 – Debt for discussion on the following:

●	GemCap Revolving Line of Credit Agreement and Warrants

●	Excel Revolving Line of Credit

●	May 2023 Secured Loan

●	Excel $1.0M Line of Credit

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

As of March 31, 2024, and 2023, there were 71,173,736 and 56,381,209, respectively, shares of Common Stock issued and outstanding.

Six months ended March 31, 2024

During the six months ended March 31, 2024, we issued 1,850,874 shares of common stock upon the exercise of warrants.

During the six months ended March 31, 2024, we issued 2,910,771 shares of common stock to a board member upon the conversion of non-revolving line of credit plus accrued interest in the amount of $2,328,617.

During the six months ended March 31, 2024, we issued 127,124 shares of common stock upon the conversion of non-revolving line of credit plus accrued interest in the amount of $101,699.83.

During the six months ended March 31, 2024, we issued 60,810 shares of common stock for capital raise costs.

During the six months ended March 31, 2024, we issued 311,889 shares of common stock for consulting fees.

During the six months ended March 31, 2024, we issued 292,117 shares of common stock for vested RSUs.

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

The following table summarizes the stock option activity for the six months ended March 31, 2024:

	Number of	Weighted Average	Weighted Average	Aggregate
	Options	Exercise Price	Remaining Contractual Term	Intrinsic Value
Outstanding at September 30, 2023	8,849,305	$3.84	6.35	$—
Grants	66,666	0.36		360
Exercised	—	—
Expired	(346,297)	4.73
Forfeited	(355,911)	2.70		72
Outstanding at March 31, 2024	8,213,763	$3.82	5.67	$288
Exercisable at March 31, 2024	7,419,609	$3.67	5.36	$—

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than our stock price of $0.37 as of March 31, 2024, and $5.75 as of March 31, 2023, which would have been received by the option holders had those option holders exercised their options as of that date.

We recognize compensation expense for all stock options granted using the fair value-based method of accounting. During the six months ended March 31, 2024, we issued 66,666 options valued at $0.36 per option.  As of March 31, 2024, the total compensation cost related to nonvested awards not yet recognized is $2,382,770 and the weighted average period over which expense is expected to be recognized is 26.5 months.

We calculated the fair value of options issued using the Black-Scholes option pricing model, with the following assumptions:

	March 31, 2024

Weighted average fair value of options granted	$0.36
Expected life	6.08	years
Risk-free interest rate	4.67%
Expected volatility	52.35%
Expected dividends yield	—%
Forfeiture rate	—%

The stock-based compensation expense related to option grants was $1,658,417 and $3,298,273, for the six months ended March 31, 2024, and 2023, respectively.

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

On January 3, 2023, we granted an aggregate of 212,004 RSUs which vest over time subject to continued service. Each RSU was valued at $6.23 per share. Twenty-five percent (25%) of 130,464 RSUs vest on the one-year anniversary of the grant date and the remainder in equal quarterly installments over the following three-year period. One hundred percent (100%) of 81,540 RSUs vested on the day after the end of the fiscal year in which the grant was made.

On July 1, 2023, we granted an aggregate of 54,393 RSUs which vested one hundred percent (100%) on the grant date.  Each RSU was valued at $2.39 per share.

On January 1, 2024, we granted an aggregate of 140,000 RSUs which will vest in equal semi-annual installments over a two-year term, beginning on the six (6) month anniversary of the grant date until all RSUs are fully vested.  Each RSU was valued at $1.00 per share.

On March 15, 2024, we granted an aggregate of 3,065,000 RSUs which will vest over a two-year period with fifty percent (50%) vesting on the one (1) year anniversary of the grant date and the remainder at twelve and a half percent (12.5%) on a quarterly basis thereafter until all RSUs are fully vested.  Each RSU was valued at $0.50 per share.

On March 15, 2024, we granted 600,000 RSUs, which will vest over a four-year period, with one quarter (1/4) of the shares subject to the RSUs vesting on the one (1) year anniversary of the grant date and the remaining shares vesting equally on a quarterly basis beginning three (3) months after the one-year anniversary until all RSUs are fully vested.  Each RSU was valued at $0.50 per share.

The following table summarizes the RSU activity for the six months ended March 31, 2024:

	Number of	Weighted Average	Aggregate
	RSUs	Fair Value	Intrinsic Value
Outstanding at September 30, 2023	860,754	$5.30	$427,795
Granted	3,805,000
Vested	(222,281)
Expired	—
Forfeited	—
Outstanding at March 31, 2024	4,443,473	$1.23	$1,647,897

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on our stock price of $0.37 as of March 31, 2024, and $5.75 as of March 31, 2023, which would have been received by the RSU holders as of that date.

The stock-based compensation expense related to RSU grants was $702,979 and $766,418, for the six months ended March 31, 2024, and 2023, respectively.

As of March 31, 2024, the total compensation cost related to nonvested RSU awards not yet recognized was $5,137,630 and the weighted average period over which expense is expected to be recognized in months was 29.1.

Warrants

The following table summarizes the warrant activity for the six months ended March 31, 2024:

	Number of	Weighted average exercise
	shares	price per share
Outstanding at September 30, 2023	5,592,573	$5.74
Issued	3,125,000	0.80
Exercised	(1,850,874)	0.80
Expired	—	—
Outstanding at March 31, 2024	6,866,699	$3.96

We record all warrants granted using the fair value-based method of accounting.

During the six months ended March 31, 2024, we issued 3,125,000 warrants in conjunction with a revolving line of credit. We allocated the fair value of the warrants at inception as deferred costs.

During the six months ended March 31, 2024, we recorded debt discount of $1,003,125 for the warrants issued in conjunction with lines of credit and recorded the straight-line amortization ratably over the life of the debt as interest expense.

During the six months ended March 31, 2024, we recorded consulting expense of $78,966 as a result of current period vesting of previously issued warrants to various companies for consulting services.

We calculated the fair value of warrants issued using the Black-Scholes option pricing model, with the following assumptions:

	March 31, 2024

Weighted average fair value of warrants granted	$0.80
Expected life	3.00	years
Risk-free interest rate	4.09%
Expected volatility	46.56%
Expected dividends yield	—%
Forfeiture rate	—%

Repricing and Exercise of Certain Existing Warrants

On December 14, 2023, we agreed to offer to amend certain existing warrants exercisable for an aggregate of up to 4,055,240 shares of our Common Stock (each such warrant an “Existing Warrant”) to reduce the respective exercise prices thereof to $0.80 per share (such new price being referred to as the “Amended Warrant Exercise Price”), which was the closing price per share of our common stock as quoted on the NYSE American on December 13, 2023, on the condition that the holder of each Existing Warrant would commit to exercise the Existing Warrant within a certain period of time, paying the aggregate Amended Warrant Exercise Price of each respective Existing Warrant in cash to us (the “Warrant Repricing”). As of December 14, 2023, Existing Warrants exercisable for an aggregate of up to 786,482 shares of our common stock were held by Excel and Eagle Investment Group, LLC, entities managed by Bruce Cassidy, Sr., Executive Chairman of our Board of Directors, and Existing Warrants exercisable for an aggregate of up to 443,332 shares of our Common Stock were held by Denise Penz, a member of our Board of Directors. In connection with the Warrant Repricing, each of Mr. Cassidy and Ms. Penz exercised their Existing Warrants, resulting in net proceeds to us of $983,851.

As of March 31, 2024, holders of Existing Warrants (including those held by Mr. Cassidy and Ms. Penz) had exercised an aggregate of 1,850,874 shares for an aggregate exercise price of $1,480,699. No other Existing Warrants have been repriced or exercised under the Warrant Repricing.

NOTE 13 – SUBSEQUENT EVENTS

We have evaluated all subsequent events through the date of this quarterly report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2024, and events that occurred after March 31, 2024, but which were not recognized in the financial statements.

On April 18, 2024, we entered into a Non-Revolving Line of Credit Loan Agreement Amendment #2 (the “RAT Non-Revolving Line of Credit Agreement Amendment #2”) with the RAT Lenders to: (i) extend the Original RAT Line of Credit Maturity Date from eighteen (18) months to thirty-two (32) months from the date of the RAT Non-Revolving Line of Credit Agreement, or January 13, 2025 (the “Second Extended RAT Line of Credit Maturity Date”); and (ii) amend the payment terms of the RAT Non-Revolving Line of Credit such that payments of interest and principal under the RAT Non-Revolving Line of Credit Agreement and the RAT Note will be due and payable from April 13, 2024, to the Second Extended RAT Line of Credit Maturity Date, as follows: (a) one payment of $121,000, comprised of accrued interest of $11,000 through April 13, 2024, and an initial payment of principal of $110,000, due on April 13, 2024; and (b) nine (9) monthly payments of principal of $110,000, plus accrued interest, commencing May 13, 2024.  We issued a Second Amended and Restated Non-Revolving Line of Credit Promissory Note Amendment, effective April 13, 2024, to the RAT Lenders reflecting the extension of the Original RAT Line of Credit Maturity Date.

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

Overview

We are a multichannel digital video platform media company that uses marketing technology, or “MarTech,” to generate our revenue and offer our services. Our technology and vast library of videos and licensed content enable us to curate and distribute short-form videos to connected televisions (“CTV”) and other screens; in out-of-home (“OOH”) dining, hospitality and retail establishments, convenience stores and other locations and venues to enable the operators of those locations to inform, entertain and engage their customers. Our technology also provides businesses the ability to promote and advertise their products via digital signage and provides third-party advertisers with a targeted marketing and promotional tool for their products and services. We also allow our business clients to access our service without advertisements by paying a monthly subscription fee.

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

As of March 31, 2024, we had approximately 83,000 active Loop Players and Partner Screens across the Loop Platform, which include 32,658 quarterly active Loop Players, or QAUs (as defined below) across our O&O Platform, a decrease of 0.23% (or 76 QAUs) from the 32,734 QAUs for the quarter ended March 31, 2023, and a decrease of 1,125 from the 33,783 QAUs for the quarter ended December 31, 2023, and approximately 50,000 Partner Screens across our Partner Platforms, an increase of 108% (or approximately 26,000) over approximately 24,000 Partner Screens for the quarter ended March 31, 2023, and an increase of approximately 7,000 Partner Screens over approximately 43,000 Partner Screens for quarter ended December 31, 2023. See “— Key Performance Indicators.”

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

The O&O Platform

The foundation of our business model is built around the OOH experience, with a focus on distributing licensed music videos and other content to public-facing business venues and locations. Our OOH offering has supported hospitality and retail businesses for over 20 years, originally through ScreenPlay, Inc. (“ScreenPlay”), which we fully acquired in 2019. Since the acquisition of ScreenPlay, we have primarily focused on acquiring OOH clients throughout the United States. We have sought very limited expansion into Canada, New Zealand and Australia.

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

Our customer services team works with the owners and operators of the third-party digital platforms in our Partner Platform business to ensure our customers are being properly serviced and address any questions about the service, content, advertising performance and other matters.

From an accounting standpoint, for the Partner Platform business, our customers are the advertising demand sources (including DSPs, SSPs and advertisers) because they are providing revenue to us (by way of purchasing advertising inventory) for the streaming of content across the Partner Platform. The Partner Platform business operates a free ad-supported business model and has no subscription fees.

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

Recent Developments

Operational and Cost-Cutting Review

Our Executive Chairman (as defined below – see “—Leadership Changes and Restructuring”) and members of our senior management team recently conducted an operational and cost-cutting review across the Company which it believes will provide the framework to making us more competitive in the CTV for business/DOOH industry and will accelerate our potential path to break even and operating profitability.

As a result of this review, we have, since March 31, 2024:

●	implemented leadership changes. See “ – Leadership Changes and Restructuring” below:
●	laid off or furloughed nine (9) full-time employees, with additional furloughs and terminations being considered in the near term;
●	implemented temporary salary reductions, including an additional 20% salary reduction by the senior executive team, in addition to the 20% temporary salary reduction by the executive team in October 2023 (the leadership changes, laid off and furloughed employees, and latest salary reductions are expected to result in an annual aggregate cash payroll reduction of approximately $2 million);
●	reviewed existing third-party vendor products and services with a view to eliminating approximately $750,000 in ongoing yearly costs and expenses beginning in the first quarter of fiscal year 2025;
●	eliminated our “Loop Rewards” monthly incentive payments to venue operators for maintaining target hours of activation for Loop Players, eliminating one of the most significant expenses contributing to sales, general and administrative expenses. Our Loop Rewards program incurred costs of $3.0 million for our fiscal year 2023 and $0.41 million for our first quarter of fiscal year 2024;
●	initiated discussions with certain of our third-party content providers and other licensors, with a view to restructuring existing or new license agreements, and eliminating certain fixed fee content licenses, to more closely align payments to content licensors with related content revenue;

●	continued to develop and promote lower cost channels to reduce or eliminate third party content license fees, where possible;
●	initiated discussions with one of our significant Loop Player affiliate distribution partners with a view to better incentivize them to increase distribution and activation of our Loop Players across their marketing network;
●	planned the introduction of a two-tier music video service offering, which will include a “basic tier” consisting of fewer than ten music video channels provided under a free ad-based service, and a “premium tier” of the full library of curated music video channels provided under a subscription service;
●	explored and continue to explore potential strategic alternatives to maximize shareholder value, as well as evaluated and continue to evaluate potential financing opportunities; and
●	extended the payment terms of one of our debt facilities to ease short-term cash requirements. See “– Future Capital Requirements – Non-Revolving Lines of Credit – RAT Non-Revolving Line of Credit.”

These cost-cutting measures are expected to result in material reductions in the cost of revenue and selling general and administrative expenses if and when they are implemented. As the above initiatives and changes take effect, we expect to see improved margins for the business. There can be no assurances that we will be able to effect all changes that we have identified or that any such changes will achieve the desired results.

Deficiency Letter

On April 23, 2024, we received a deficiency letter (the “Deficiency Letter”) from the NYSE American indicating that the Company is not in compliance with the NYSE American continued listing standards set forth in Sections 1003(a)(i), (ii) and (iii) of the NYSE American Company Guide. Section 1003(a)(i) of the NYSE American Company Guide requires a listed company’s stockholders’ equity be at least $2.0 million if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years. Section 1003(a)(ii) of the NYSE American Company Guide requires a listed company’s stockholders’ equity be at least $4.0 million if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. Section 1003(a)(iii) of the NYSE American Company Guide requires a listed company’s stockholders’ equity be at least $6.0 million if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. The Deficiency Letter noted that we reported stockholders’ deficit of $(3.7) million as of December 31, 2023, and losses from continuing operations and/or net losses in its five most recent fiscal years ended September 30, 2023.  The Deficiency Letter also noted that we are not currently eligible for any exemption set forth in Section 1003(a) of the NYSE American Company Guide.

As a result, we are now subject to the procedures and requirements set forth in Section 1009 of the NYSE American Company Guide. In order to maintain our listing on the NYSE American, we are required to submit a plan of compliance (the “Plan”) by May 23, 2024, addressing how the Company intends to regain compliance with Sections 1003(a)(i), (ii) and (iii) of the NYSE American Company Guide by October 23, 2025.

We intend to submit the Plan by the May 23, 2024 deadline. If the NYSE American accepts the Plan, we will be able to continue our listing during the Plan period and will be subject to continued periodic review by the NYSE American staff. If the Plan is not submitted, or not accepted, or is accepted but we do not make progress consistent with the Plan during the Plan period, we will be subject to delisting procedures as set forth in the NYSE American Company Guide.

Although we are committed to considering all available options to regain compliance with the NYSE American’s stockholders’ equity requirements, there can be no assurance that we will be able to achieve compliance with the NYSE American’s continued listing standards within the required time frame.

Leadership Changes and Restructuring

Effective March 17, 2024, Jon Niermann stepped down as Chief Executive Officer and the Board of Directors unanimously appointed Justis Kao, previously our Chief Content Officer, as Interim Chief Executive Officer. Mr.

Niermann remains a member of our Board of Directors and management team, maintaining a strategic focus on revenue and distribution. Effective as of the same day, Mr. Bruce Cassidy, previously the Chairman of our Board of Directors, was appointed Executive Chairman of the Board. In addition, Bob Gruters, who served as our Chief Revenue Officer, resigned after three years to pursue another business opportunity outside of the Company, but remains an advisor to the Company, and Randy Greenberg, who served as our Chief Operating Officer and Chief Marketing Officer, stepped down from those roles and left the Company to pursue other business opportunities.

Key Performance Indicators

We review our quarterly active units (“QAUs”) and average revenue per unit player (“ARPU”), among other key performance indicators, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Quarterly Active Units

We define an “active unit” as (i) an ad-supported Loop Player or DOOH (defined below) location using our ad- supported service through our “Loop for Business” application or using a DOOH venue-owned computer screening our content that is online, used on our O&O Platform, playing content and has checked into the Loop Media analytics system at least once in the 90-day period ending on the date of measurement, or (ii) a DOOH location customer using our subscription service on our O&O Platform at any time during the 90-day period. We use “QAU” to refer to the number of such active units during such period. We do not count towards our QAUs any Loop Players or screens used on our Partner Platform.

Digital out-of-home (“DOOH”) is a form of media that is delivered digitally outside of the home on billboards, signage, displays, televisions, and other devices in OOH locations, including restaurants, retail shops, healthcare facilities, sports and entertainment venues, and other public or non-residential spaces.

As of March 31, 2024, we had approximately 83,000 active Loop Players and Partner Screens across the Loop Platform, which includes 32,658 QAUs across our O&O Platform, a decrease of 0.2% (or 76 QAUs) from the 32,734 QAUs for the quarter ended March 31, 2023, and a decrease of 3% (or 1,125 QAUs) from the 33,783 QAUs for the quarter ended December 31, 2023, and approximately 50,000 Partner Screens across our Partner Platforms, an increase of 108% (or approximately 26,000 Partner Screens) over approximately 24,000 Partner Screens for the quarter ended March 31, 2023, and an increase of 16% (or 7,000 Partner Screens) over approximately 43,000 Partner Screens for the quarter ended December 31, 2023.

Our QAU footprint for the second quarter of fiscal 2024 was reduced from the prior periods as a result of natural attrition of Loop Players that were not immediately replaced, as we continued to transition to a more targeted distribution model, pivoting our focus to certain designated advertising markets and geographies, as well as more desirable out-of-home locations and venues, including convenience stores, restaurants, bars, and other retail establishments. We believe this targeted distribution plan will, over time, allow us to grow our QAUs quarter on quarter and provide a more robust distribution platform for our advertising partners.

Many of the more desirable advertising markets and geographies generally experience greater competition, resulting in slower distribution growth in those markets, as compared to the less desirable markets. As such, we expect the primary drivers of revenue growth going forward to be a combination of increased QAUs, as well as higher CPMs and advertising impression fill rates associated with more desirable advertising markets and geographies.

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

For the quarter ended March 31, 2024, AD ARPU was $64, compared to $142 for the quarter ended December 31, 2023, a 55% decrease. AD ARPU was $90 for the quarter ended September 30, 2023, $114 for the quarter ended June 30, 2023, and $99 for the quarter ended March 31, 2023.

For the quarter ended March 31, 2024, SUB ARPU was $554, compared to $426 for the quarter ended December 31, 2023, a 30% increase. SUB ARPU was $353 for the quarter ended September 30, 2023, $222 for the quarter ended June 30, 2023, and $260 for the quarter ended March 31, 2023.

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

Restructuring Costs

As previously disclosed, we undertook initiatives in fiscal year 2023 to increase efficiency and cut costs, while still maintaining our focus on, and dedication to, the continued growth of our business. We made cuts and adjustments across several aspects of our business. During fiscal year 2023, we completed a plan to reduce our overall SG&A costs by approximately 20% including labor and various other operating costs. Part of this reduction included eliminating some non-revenue generating headcount, while continuing to invest in expansion of our revenue and ad sales team. In addition, during the second quarter of fiscal year 2024, we have implemented further cost-cutting measures as discussed under “—Recent Developments” above.

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

For the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three months ended March 31,
	2024	2023	$ variance	% variance
Revenue	$4,002,463	$5,393,231	$(1,390,768)	(26)%
Cost of revenue	3,584,300	3,808,150	(223,850)	(6)%
Gross profit	418,163	1,585,081	(1,166,918)	(74)%
Total operating expenses	7,261,028	10,480,130	(3,219,102)	(31)%
Loss from operations	(6,842,865)	(8,895,049)	2,052,184	(23)%

Other income (expense):
Interest expense	(729,274)	(919,444)	190,170	(21)%
Other income (expense)	1,506	(2,624)	4,130	(157)%
Total other income (expense)	(727,768)	(922,068)	194,300	(21)%

Provision for income taxes	—	—	—	N/A %
Net loss	$(7,570,633)	$(9,817,117)	$2,246,484	(23)%

Revenue

Our revenue for the three months ended March 31, 2024, was $4,002,463, a decrease of $1,390,768, or 26%, from $5,393,231 for the three months ended March 31, 2023. This decrease was primarily driven by a challenging ad market environment in the second quarter of fiscal year 2024 due to one of the largest ad demand participants changing their terms of business with ad publishers, which resulted in a material negative impact on our ad demand partner revenue.

During the latter part of the second quarter of fiscal year 2024, we worked with our demand partners and successfully integrated those changes and believe we restored demand from this ad demand participant, although their new algorithms do not allow for the same historical frequency of ad calls and ad fills. As a result, we do not expect to experience the same levels of absolute revenue previously recognized by this ad-demand participant unless and until we significantly increase our distribution footprint.

Finally, our decrease in revenue for the three months ended March 31, 2024 from the three months ended March 31, 2023 was also a result of the reduction in ad demand partners in the second quarter of fiscal year 2024 that view our Loop Platform as a CTV platform on which CTV ad budgets can be spent, as compared to the number of ad partners that viewed us as a CTV platform in the second quarter of fiscal year 2023. CTV advertising budgets are generally significantly higher and thus CTV ad demand is generally associated with higher fill rates and CPMs, as compared to DOOH ad budgets and demand.

Cost of Revenue

Our cost of revenue for the three months ended March 31, 2024, was $3,584,300, a decrease of $223,850, or 6%, from $3,808,150 for the three months ended March 31, 2023. This decrease in cost of revenue was primarily due to decreased revenue, which results in lower variable costs, offset by fixed fee and minimum fee licensing costs.

Gross Profit Margin

Our gross profit margin for the three months ended March 31, 2024, was $418,163, a decrease of $1,166,918, or 74%, from $1,585,081 for the three months ended March 31, 2023. Our gross profit margin as a percentage of total revenue for the three months ended March 31, 2024, was approximately 10.4% compared to 29.4% for the three months ended March 31, 2023. The percentage decrease was primarily driven by decreased revenue.

Certain of our content license agreements provide for license fees to be paid at the greater of a percentage of revenue or some other non-revenue metric, based on the breadth of the Loop Platform and the amount of streaming done across that platform. In times of reduced revenue, our ability to match more closely revenue and expenses is reduced, as our license fees may not be paid out as a percentage of revenue, but instead on other less advantageous metrics. In addition, our fixed fee content license agreements reduce our gross profit margins, as the fixed fees paid are a greater percentage of lower revenue than they would be on higher revenue.

The relative contributions to total revenue of our O&O Platform and Partner Platforms businesses will impact our gross profit margin as a percentage of total revenue in future periods.  Each of these businesses have different cost of revenue components with a lower gross profit margin in our Partner Platforms business, offset by lower operating and selling costs.

Total Operating Expenses

Our operating expenses for the three months ended March 31, 2024, were $7,261,028, a decrease of $3,219,102, or 31%, from $10,480,130 for the three months ended March 31, 2023. This decrease in operating expenses was primarily due to a decrease in sales, general and administrative expenses as well as stock-based compensation as follows:

Sales, General and Administrative Expenses

Our Sales, General and Administrative Expenses for the three months ended March 31, 2024, were $5,735,694, a decrease of $2,033,619, or 26%, from $7,769,314 for the three months ended March 31, 2023.  This decrease in Sales, General and Administrative expenses was primarily due to reductions in marketing costs, professional and administration fees, headcount, sales commissions and stock compensation.

More specifically:

●	Our marketing costs for the three months ended March 31, 2024, were $1,747,971, a decrease of $1,031,546, or 37%, from $2,779,517 for the three months ended March 31, 2023, primarily due to a reduction in affiliate fees, brand marketing and digital advertising spend.

●	Our payroll costs for the three months ended March 31, 2024, were $2,853,716, a decrease of $939,871, or 25%, from $3,793,587 for the three months ended March 31, 2023, primarily driven by a reduction in headcount, sales commissions and corporate bonuses.
●	Our professional fees for the three months ended March 31, 2024, were $275,692, a decrease of $24,013, or 8%, from $299,705 for the three months ended March 31, 2023, primarily due to a decrease in legal and accounting fees.
●	Our administration fees for the three months ended March 31, 2024, were $271,736, a decrease of $80,996, or 23%, from $352,732 for the three months ended March 31, 2023, primarily due to a decrease in insurance premiums.

Sales, General and Administrative Expenses as a percentage of total revenue for the three months ended March 31, 2024, was 143.3% compared to 144.1% for the three months ended March 31, 2023.

Stock-Based Compensation

Our stock compensation (non-cash) for the three months ended March 31, 2024, was $1,112,137, a decrease of $1,363,670, or 55%, from $2,475,807 for the three months ended March 31, 2023, primarily due to decrease of stock compensation expense driven by the decrease in our stock price.

Restructuring Costs

We had no restructuring costs for the three months ended March 31, 2024, or for the three months ended March 31, 2023.

Total Other Expense

Our total other expenses for the three months ended March 31, 2024, were $727,768, a decrease of $194,300, or 21%, from $922,068 total other expenses for the three months ended March 31, 2023. This decrease in other expenses was primarily driven by the paydown of debt and the conversion of debt to equity.

For the six months ended March 31, 2024, compared to the six months ended March 31, 2023:

	Six months ended March 31,
	2024	2023	$ variance	% variance
Revenue	$14,173,719	$20,219,062	$(6,045,343)	(30)%
Cost of revenue	10,131,017	12,947,950	(2,816,933)	(22)%
Gross profit	4,042,702	7,271,112	(3,228,410)	(44)%
Total operating expenses	15,142,105	20,416,787	(5,274,682)	(26)%
Loss from operations	(11,099,403)	(13,145,675)	2,046,272	(16)%

Interest expense	(1,731,464)	(1,927,027)	195,563	(10)%
Other income	(25,168)	(2,624)	(22,544)	859%
Total other income (expense)	(1,756,632)	(1,929,651)	173,019	(9)%

Provision for income taxes	—	(1,230)	1,230	(100)%
Net loss	$(12,856,035)	$(15,076,556)	$2,220,521	(15)%

Revenue

Our revenue for the six months ended March 31, 2024, was $14,173,719, a decrease of $6,045,343, or 30%, from $20,219,062 for the six months ended March 31, 2023. This decrease was primarily driven by a lack of political ad placements in the three months ended December 31, 2023, as compared to the three months ended December 31, 2022, which period experienced significant political ad spend in connection with the U.S. congressional and local elections, as well as a  slowdown in digital advertising spend, as compared to the same period in the previous fiscal year, due to the more challenging macroeconomic environment in the three months ended December 31, 2023.

We also saw a slowdown in ad spending in the last couple of weeks of our first quarter of fiscal year 2024 due to one of the largest ad demand participants changing their terms of business with ad publishers. This change had a material adverse impact on our ad demand partner revenue for the last weeks of December 2023.

During the latter half of the second quarter of fiscal year 2024 we worked with our demand partners and successfully integrated those changes and believe we restored demand from this ad demand participant, although their new algorithms do not allow for the same historical frequency of ad calls and ad fills. As a result, we will need to increase our distribution footprint to experience the levels of absolute revenue previously recognized by this ad demand participant.

Cost of Revenue

Our cost of revenue for the six months ended March 31, 2024, was $10,131,017, a decrease of $2,816,933, or 22%, from $12,947,950 for the six months ended March 31, 2023. This decrease in cost of revenue was primarily due to decreased revenue, which results in lower variable costs, offset by fixed fee and minimum fee licensing costs.

Gross Profit Margin

Our gross profit margin for the six months ended March 31, 2024, was $4,042,702, a decrease of $3,228,410, or 44%, from $7,271,112 for the six months ended March 31, 2023. Our gross profit margin as a percentage of total revenue for the six months ended March 31, 2024, was approximately 28.5% compared to 36.0% for the six months ended March 31, 2023. The percentage decrease was primarily driven by decreased revenue and revenue mix, as the year-ago period included a smaller portion of our Partner Platform business which carries lower gross margin, offset by lower operating costs resulting in higher operating margin.

Certain of our content license agreements provide for license fees to be paid at the greater of a percentage of revenue or some other non-revenue metric, based on the breadth of the Loop Platform and the amount of streaming done across that platform. In times of reduced revenue, our ability to match more closely revenue and expenses is reduced, as our license fees may not be paid out as a percentage of revenue, but on other less advantageous metrics. In addition, our fixed fee content license agreements reduce our gross profit margins, as the fixed fees paid are a greater percentage of lower revenue than they would be on higher revenues.

The relative contributions to total revenue of our O&O Platform and Partner Platforms businesses will impact our gross profit margin as a percentage of total revenue in future periods.  Each of these businesses have different cost of revenue components with a lower gross profit margin in our Partner Platforms business.

Total Operating Expenses

Our operating expenses for the six months ended March 31, 2024, were $15,142,105, a decrease of $5,274,682, or 26%, from $20,416,787 for the six months ended March 31, 2023. This decrease in operating expenses was primarily due to a decrease in sales, general and administrative expenses as well as a reduction in stock-based compensation, as follows:

Sales, General and Administrative Expenses

Our Sales, General and Administrative Expenses for the six months ended March 31, 2024, were $11,906,671, a decrease of $3,820,777, or 24%, from $15,727,448 for the six months ended March 31, 2023.  This decrease in Sales, General and Administrative expenses was primarily due to a reduction in payroll costs, marketing costs and professional and administration fees resulting in lower expenditures and decreased payroll expenses.

More specifically:

●	Our payroll costs for the six months ended March 31, 2024, were $4,972,894, a decrease of $2,308,442, or 32%, from $7,281,336 for the six months ended March 31, 2023, primarily driven by a reduction in headcount, sales commissions and corporate bonuses.
●	Our marketing costs for the six months ended March 31, 2024, were $3,926,219, a decrease of $1,978,325, or 34%, from $5,904,544 for the six months ended March 31, 2023, primarily due to a reduction in affiliate fees, brand marketing and digital advertising spend resulting in lower marketing expenditures.
●	Our professional fees for the six months ended March 31, 2024, were $793,878, a slight increase of $29,035, or 4%, from $764,843 for the six months ended March 31, 2023, primarily due to an increase in accounting and legal and accounting fees.
●	Our administration fees for the six months ended March 31, 2024, were $502,340, a decrease of $247,602, or 33%, from $749,942 for the six months ended March 31, 2023, primarily due to a decrease in insurance premiums and board fees.

Sales, General and Administrative Expenses as a percentage of total revenue for the six months ended March 31, 2024, was 84% compared to 77.8% for the six months ended March 31, 2023.

Stock-Based Compensation

Our stock compensation (non-cash) for the six months ended March 31, 2024, was $2,440,362, a decrease of $1,826,252, or 43%, from $4,266,614 for the six months ended March 31, 2023, primarily due to decrease of stock compensation expense driven by the decrease in our stock price.

Restructuring Costs

We had no restructuring costs for the six months ended March 31, 2024, or for the six months ended March 31, 2023.

Total Other Expense

Our total other expenses for the six months ended March 31, 2024, were $1,756,632, a decrease of $173,019, or 9%, from $1,929,651 total other expenses for the six months ended March 31, 2023. This increase in other expenses was primarily due to by the paydown of debt and the conversion of debt to equity.

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

The following table provides a reconciliation of net loss to EBITDA for each of the periods indicated:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
GAAP net loss	$(7,570,633)	$(9,817,117)	$(12,856,035)	$(15,076,556)
Adjustments to reconcile to EBITDA:
Interest expense	729,274	919,444	1,731,464	1,927,027
Depreciation and amortization expense*	1,164,473	865,552	2,353,356	1,735,435
Income Tax expense/(benefit)	—	—	—	1,230
EBITDA	$(5,676,886)	$(8,032,121)	$(8,771,215)	$(11,412,864)

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
GAAP net loss	$(7,570,633)	$(9,817,117)	$(12,856,035)	$(15,076,556)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense	729,274	919,444	1,731,464	1,927,027
Depreciation and amortization expense *	1,164,473	865,552	2,353,356	1,735,435
Income tax expense (benefit)	—	—	—	1,230
Stock-based compensation**	1,112,137	2,475,807	2,440,362	4,266,614
Non-recurring expense	21,171	—	278,413	—
Other income	(1,506)	2,624	25,168	2,624
Adjusted EBITDA	$(4,545,084)	$(5,553,690)	$(6,027,272)	$(7,143,626)

* Includes amortization of content assets for cost of revenue and operating expenses and ATM facility.

** Includes options, restricted stock units (“RSUs”) and warrants.

Liquidity and Capital Resources

As of March 31, 2024, we had cash of $2,197,359.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Six months ended March 31,
	2024	2023
Net cash used in operating activities	$(2,287,455)	$(8,715,387)
Net cash used in investing activities	(473,562)	(1,046,876)
Net cash provided by (used in) financing activities	1,889,680	341,112
Change in cash	(871,337)	(9,421,151)

Cash, beginning of period	3,068,696	14,071,914
Cash, end of period	$2,197,359	$4,650,763

Historically, our principal sources of cash have included revenues from our operations, proceeds from the issuance of shares of our common stock (“Common Stock”), preferred stock and warrants as well as proceeds from the issuance of debt.

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

For the next twelve months, we anticipate that we will need to supplement our cash from revenues with additional cash raised from equity investment or debt transactions, while maintaining reduced spending levels, to ensure that we will have adequate cash to support our minimum operating cash requirements and thus to continue as a going concern.

There can be no guarantee or assurance that we can raise adequate capital from outside sources. If we are unable to raise funds when required or on acceptable terms, we may have to significantly reduce, or discontinue our operations.

Cash Flows for the Six Months Ended March 31, 2024, and 2023

Net Cash Flow Used in Operating Activities

Our net cash used in operating activities during the six months ended March 31, 2024, was $2,287,455, a decrease of $6,427,932, or 74%, from $8,715,387 for the six months ended March 31, 2023, primarily driven by decreased SG&A expenditures and stock-based compensation expense partially offset by increased bad debt expense.

Net Cash Flow Used in Investing Activities

Our net cash used in investing activities during the six months ended March 31, 2024, was $473,562, a decrease of $573,314, or 55%, from $1,046,876 for the six months ended March 31, 2023, primarily driven by a decrease in the purchase of property and equipment.

Net Cash Flow Provided by Financing Activities

Our net cash provided by financing activities during the six months ended March 31, 2024, was $1,889,680, an increase of $1,548,568, or 454%, from $341,112 for the six months ended March 31, 2023, primarily due to proceeds from the exercise of warrants as well as proceeds from a revolving line of credit partially offset by repayments on lines of credit and increased deferred costs partially offset by increased debt issuance costs.

As a result of the above activities, for the six months ended March 31, 2024, we recorded a cash balance of $2,197,359, a decrease of $2,453,404, or 53%, from $4,650,763 for the six months ended March 31, 2023.

Future Capital Requirements

We have generated limited revenue, and as of March 31, 2024, our cash totaled $2,197,359, and we had an accumulated deficit of $141,141,578. We anticipate further losses as well as negative cash flows used in operations in the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of the accompanying consolidated financial statements.

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

Our primary source of operating funds since inception has been cash proceeds from the sale of our Common Stock and debt and equity financing transactions. Our ability to continue as a going concern is dependent upon our ability to generate sufficient revenue and our ability to raise additional funds by way of our debt and equity financing efforts.

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

The Excel Revolving Line of Credit had a balance, including accrued interest, amounting to $2,519,396 and $0 as of March 31, 2024, and September 30, 2023, respectively. We incurred interest expense for the Excel Revolving Line of Credit in the amount of $118,284 and $0 for the six months ended March 31, 2024, and 2023, respectively.

GemCap Revolving Line of Credit

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

The GemCap Revolving Line of Credit had a balance, including accrued interest, amounting to $2,147,821 and $3,757,074 as of March 31, 2024, and September 30, 2023, respectively. We incurred interest expense for the GemCap Revolving Line of Credit in the amount of $707,962 and $714,740 for the six months ended March 31, 2024, and 2023, respectively.

Non-Revolving Lines of Credit

RAT Non-Revolving Line of Credit

Effective as of May 13, 2022, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “RAT Non-Revolving Line of Credit Agreement”) with several institutions and individuals (each a “RAT Lender” and collectively, the “RAT Lenders”) and RAT Investment Holdings, LP, as administrator of the loan (the “Loan Administrator”) for an aggregate principal amount of $2,200,000 (the “RAT Non-Revolving Line of Credit”), evidenced by a Non-Revolving Line of Credit Promissory Note (the “RAT Note”), also effective as of May 13, 2022. Pursuant to the terms of the RAT Non-Revolving Line of Credit Agreement, the RAT Non-Revolving Line of Credit matured eighteen (18) months from the effective date of the RAT Non-Revolving Line of Credit Agreement (the “Original RAT Line of Credit Maturity Date”) and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve percent (12%) per year. Under the RAT Non-Revolving Line of Credit Agreement, we granted to the RAT Lenders a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the Excel Revolving Line of Credit Agreement (as defined above) and the May 2023 Secured Line of Credit Agreement (as defined below) and (each of which are subordinated in connection with our GemCap Revolving Line of Credit Agreement (as defined above)).

In connection with the RAT Non-Revolving Line of Credit Agreement, on May 13, 2022, we issued a warrant to each RAT Lender (collectively, the “RAT Loan Warrants”) for an aggregate of up to 209,522 shares of our Common Stock. Each RAT Loan Warrant had an exercise price of $5.25 per share, expires on May 13, 2025, and is exercisable at any time prior to the expiration date.

Effective as of November 13, 2023, we entered into a Non-Revolving Line of Credit Loan Agreement Amendment (the “RAT Non-Revolving Line of Credit Agreement Amendment #1”) with the RAT Lenders to: (i) extend the Original RAT Line of Credit Maturity Date from eighteen (18) months to twenty-seven (27) months from the date of the RAT Non-Revolving Line of Credit  Agreement, or August 13, 2024 (the “First Extended RAT Line of Credit Maturity Date”); and (ii) amend the payment terms of the RAT Non-Revolving Line of Credit such that payments of interest or principal under the RAT Non-Revolving Line of Credit Agreement and the RAT Note will be due and payable from November 13, 2023, to the First Extended RAT Line of Credit Maturity Date as follows: (a) one payment of $374,000 (comprised of accrued interest of $132,000 due through November 13, 2023, an initial payment of principal of $220,000 and $22,000 as consideration to extend the Original RAT Line of Credit Maturity Date) due on November 13, 2023; and (b) nine (9) monthly payments of principal of $220,000 plus accrued interest, commencing December 13, 2023. In consideration for the extension of the Original RAT Line of Credit Maturity Date, we agreed to amend the terms of the RAT Loan Warrants as well as the Subordination Agreement Warrants issued to the RAT Lenders in connection with the GemCap Subordination Agreements described above to reduce the respective exercise prices thereof to $1.00. See “—GemCap Revolving Line of Credit.” We also agreed to apply one-third (1/3) of the net proceeds of any capital raise that takes place subsequent to the date of the RAT Non-Revolving Line of Credit Agreement Amendment #1, other than proceeds from an equity offering under our ATM Sales Agreement (as defined below) or from an affiliate or insider, toward paying down the then outstanding principal amount due under the RAT Non-Revolving Line of Credit.  Pursuant to the RAT Non-Revolving Line of Credit Agreement Amendment #1, each RAT Lender agreed to enter into a lock-up agreement restricting the disposal of any shares of our Common Stock that are issued in connection with the exercise of the RAT Loan Warrants or the Subordination Agreement Warrants for a period of twelve (12) months from the date of the RAT Non-Revolving Line of Credit Agreement Amendment #1. Effective as of November 13, 2023, we issued an Amended and Restated Non-Revolving Line of Credit Promissory Note Amendment to the Lenders reflecting the extension of the Original RAT Line of Credit Maturity Date.

On April 18, 2024, we entered into a Non-Revolving Line of Credit Loan Agreement Amendment #2 (the “RAT Non-Revolving Line of Credit Agreement Amendment #2”) with the RAT Lenders to: (i) extend the Original RAT Line of Credit Maturity Date from eighteen (18) months to thirty-two (32) months from the date of the RAT Non-Revolving Line of Credit Agreement, or January 13, 2025 (the “Second Extended RAT Line of Credit Maturity Date”); and (ii) amend the payment terms of the RAT Non-Revolving Line of Credit such that payments of interest and principal under the RAT Non-Revolving Line of Credit Agreement and the RAT Note will be due and payable from April 13, 2024, to the Second Extended RAT Line of Credit Maturity Date, as follows: (a) one payment of $121,000, comprised of accrued interest of

$11,000 through April 13, 2024, and an initial payment of principal of $110,000, due on April 13, 2024; and (b) nine (9) monthly payments of principal of $110,000, plus accrued interest, commencing May 13, 2024.  We issued a Second Amended and Restated Non-Revolving Line of Credit Promissory Note Amendment, effective April 13, 2024, to the RAT Lenders reflecting the extension of the Original RAT Line of Credit Maturity Date.

The RAT Non-Revolving Line of Credit had a balance, including accrued interest, amounting to $1,106,473 and $2,300,899 as of March 31, 2024, and September 30, 2023, respectively. We incurred interest expense for the RAT Non-Revolving Line of Credit in the amount of $310,009 and $446,764 for the six months ended March 31, 2024, and 2023, respectively.

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

As of May 10, 2023, Excel, an entity managed by Mr. Cassidy, had committed to be a lender under the May 2023 Secured Line of Credit Agreement for an aggregate loan of $2.65 million, and as of September 11, 2023, Excel had not loaned any funds under the May 2023 Secured Line of Credit. On May 31, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “Excel $2.2M Secured Line of Credit Agreement”) with Excel for an aggregate principal amount of up to $2,200,000 (the “Excel $2.2M Line of Credit”), evidenced by a Non-Revolving Line of Credit Promissory Note (the “Excel $2.2M Note”). Pursuant to the terms of a Pay Off Letter Agreement with Excel dated September 12, 2023, we refinanced the outstanding principal and interest of the Excel $2.2M Line of Credit to be included as part of the obligations of the May 2023 Secured Line of Credit Agreement.  As a result of such refinancing, as of September 12, 2023, no principal or interest remained outstanding under the Excel $2.2M Secured Line of Credit, and the Excel $2.2M Secured Line of Credit Agreement was terminated, and as of September 12, 2023, Excel had loaned $2,266,733 under the May 2023 Secured Line of Credit Agreement and received a warrant to purchase 209,398 shares of our Common Stock.

As of December 14, 2023, the outstanding principal and interest on Excel’s portion of the May 2023 Secured Line of Credit was $2,328,617 (the “Excel May 2023 Secured Line of Credit Pay Off-Amount”), of the total aggregate principal and interest outstanding under the May 2023 Secured Line of Credit of $3,262,817.  On December 14, 2023, Excel agreed to convert the Excel May 2023 Secured Line of Credit Pay-Off Amount owed under the May 2023 Secured Line of Credit Agreement into 2,910,771 shares of our Common Stock at a conversion price per share of $0.80.  In addition, in connection with the Warrant Repricing (as defined below), on December 14, 2023, Excel agreed to reprice the per share warrant exercise price of the warrant for 209,398 shares of our Common Stock to $0.80 per warrant share and immediately exercised the warrant, delivering the net proceeds of $167,518.40 to us.  See “—Repricing and Exercise of Certain Warrants.”

On December 31, 2023, one of the remaining lenders under the May 2023 Secured Line of Credit converted $101,699.83 in outstanding principal and interest into 127,124 shares of our Common Stock at a conversion price per share of $0.80. As of March 31, 2024, a total principal amount of $800,000 remained outstanding on the May 2023 Secured Line of Credit and warrants for a total of 83,142 warrant shares had been issued to the remaining lenders in connection with the May 2023 Secured Line of Credit and remained outstanding.

The May 2023 Secured Loan had a principal balance, including accrued interest, amounting to $861,333 and $3,214,769 as of March 31, 2024, and September 30, 2023, respectively. We incurred interest expense for the May 2023 Secured Loan in the amount of $576,229 and $0 for the six months ended March 31, 2024, and 2023, respectively.

Excel $1.0M Line of Credit

On March 28, 2024, we entered into a Secured Non-Revolving Line of Credit Loan Agreement with Excel, an entity managed by Bruce Cassidy, Chairman of our Board of Directors (the “Excel $1.0M Secured Line of Credit Agreement”), for an aggregate principal amount of up to $1,000,000 (the “Excel $1.0M Line of Credit”), evidenced by a Secured Non-Revolving Line of Credit Promissory Note (the “Excel $1.0M Note”). The Excel $1.0M Line of Credit matures one hundred eighty (180) days from the date of the Excel $1.0M Secured Line of Credit Agreement (the “Excel $1.0M Line of Credit Maturity Date”) and accrues interest, payable in arrears on the Excel $1.0M Line of Credit Maturity Date, at a fixed rate of interest equal to twelve percent (12%) per year.

Under the Excel $1.0M Secured Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement.

The Excel $1.0M Line of Credit had a balance, including accrued interest, amounting to $1,001,000 and $0 as of March 31, 2024, and September 30, 2023, respectively. We incurred interest expense for the Excel $1.0M Line of Credit in the amount of $1,000 and $0 for the six months ended March 31, 2024, and 2023, respectively.

Repricing and Exercise of Certain Existing Warrants

On December 14, 2023, we agreed to offer to amend certain existing warrants exercisable for an aggregate of up to 4,055,240 shares of our Common Stock (each such warrant an “Existing Warrant”) to reduce the respective exercise prices thereof to $0.80 per share (such new price being referred to as the “Amended Warrant Exercise Price”), which was the closing price per share of our common stock as quoted on the NYSE American on December 13, 2023, on the condition that the holder of each Existing Warrant would commit to exercise the Existing Warrant within a certain period of time, paying the aggregate Amended Warrant Exercise Price of each respective Existing Warrant in cash to us (the “Warrant Repricing”). As of December 14, 2023, Existing Warrants exercisable for an aggregate of up to 786,482 shares of our common stock were held by Excel and Eagle Investment Group, LLC, entities managed by Bruce Cassidy, Sr., Executive Chairman of our Board of Directors, and Existing Warrants exercisable for an aggregate of up to 443,332 shares of our Common Stock were held by Denise Penz, a member of our Board of Directors. In connection with the Warrant Repricing, each of Mr. Cassidy and Ms. Penz exercised their Existing Warrants, resulting in net proceeds to us of $983,851.

As of March 31, 2024, holders of Existing Warrants (including those held by Mr. Cassidy and Ms. Penz) had exercised an aggregate of 1,850,874 shares for an aggregate exercise price of $1,480,699. No other Existing Warrants have been repriced or exercised under the Warrant Repricing.

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

During the six months ended March 31, 2024, and from April 1, 2024, through the date of this Report, we have not raised any funds through sales under our ATM Sales Agreement.

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

We have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or license and develop additional products and services to augment our current business operations. Strategic transaction opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, services or companies to expand our operations or for general corporate purposes. Strategic transactions may require us to raise additional capital through one or more public or private debt or equity financings or could be structured as a collaboration or partnering arrangement. We have no arrangements, agreements, or understandings in place at the present time to enter into any acquisition, licensing or similar strategic business transaction.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders.

As of March 31, 2024, our cash totaled $2,197,359. During the six months ended March 31, 2024, we incurred a net loss of $12,856,035 and used $2,287,455 of cash in operations. We have incurred significant operating losses in the past and, as of March 31, 2024, we had an accumulated deficit of $141,141,578. We do not expect to experience positive cash flows from operations in the near future as we continue to invest in the distribution of our Loop Players and the expansion of our Partner Platform business. We also expect to incur significant additional legal and financial expenditures in meeting the regulatory requirements of an NYSE American listed public company.

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

We recognize revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration we expect to receive in exchange for those products. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. For example, we bill subscription services in advance of when the service is performed and revenue is treated as deferred revenue until the service is performed and/or the performance obligation is satisfied. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of our products and services to clients in return for expected consideration and includes the following elements:

●	executed contracts with our clients that we believe are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when we satisfy each performance obligation.

Our revenue can be categorized into two revenue streams: Advertising revenue and Legacy and other revenue.

The following table disaggregates our revenue by major type for each of the periods indicated:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Advertising revenue	$3,544,992	$4,648,390	$12,939,756	$18,607,895
Legacy and other revenue	457,471	744,841	1,233,963	1,611,167
Total	$4,002,463	$5,393,231	$14,173,719	$20,219,062

We generate advertising revenue by selling advertising impressions on the Loop Platform, which consists of both the O&O Platform and the Partner Platform. Our advertising sales team works across both platforms, selling ad impressions for both platforms to the same DSPs and other demand sources.  Revenue recognition for both Platforms is the same.

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

Performance Obligations and Significant Judgments

Our performance obligations and recognition patterns for each revenue stream are as follows:

Advertising Revenue

For the six months ended March 31, 2024, and 2023, advertising revenue accounts for 91% and 92%, respectively, of our revenue and includes revenue from direct programmatic and local advertising as well as sponsorships.

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

For advertising revenue, we recognize revenue at the time the digital advertising impressions are filled and the advertisements are played, and for sponsorship revenue, we generally recognize revenue ratably over the term of the sponsorship arrangement as the sponsored advertisements are played.

Legacy and Other Business Revenue

For the six months ended March 31, 2024, and 2023, legacy and other business revenue accounts for the remaining 9% and 8%, respectively, of total revenue and includes streaming services, subscription content services, and hardware delivery, as described below:

●	Delivery of streaming services including content encoding and hosting. We recognize revenue over the term of the service based on bandwidth usage. Revenue from streaming services is insignificant.

●	Delivery of subscription content services in customized formats. We recognize revenue straight-line over the term of the service.

●	Delivery of hardware for ongoing subscription content delivery through software. We recognize revenue at the point of hardware delivery. Revenue from hardware sales is insignificant.

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

Recently Adopted Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2022. We are currently evaluating the impact of this standard on our condensed consolidated financial statements and related disclosures. We adopted this ASU as of October 1, 2023, and there is no material impact to our financial statements as of March 31, 2024.

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

Risks Related to Our Business

There is substantial doubt about our ability to continue as a going concern and if we are unable to generate significant revenue or secure additional financing, we may have to significantly reduce or discontinue our operations.

We are a small and emerging media company that is in the early stages of our business plans to capture a significant portion of the out of home market and related advertising sales revenue. Historically, we have not generated sufficient revenues to operate our business. We have a significant accumulated deficit and have incurred operating losses for years and expect losses to continue during the remainder of our fiscal year ending September 30, 2024, and beyond. Our independent registered public accounting firm has indicated in their report that these conditions raise substantial doubt about our ability to continue as a going concern for a period of 12 months from the issuance date of our financial statements for the three and six months ended March 31, 2024. Our primary source of operating funds since inception has been cash proceeds from sales of our Common Stock and from debt and equity financing transactions. Our ability to continue as a going concern is dependent upon our ability to generate sufficient revenue and our ability to raise additional funds by way of its debt and equity financing efforts. There can be no assurance that adequate financing will be available in a timely manner, on acceptable terms, or at all.

For the next twelve months, we anticipate that we will need to supplement our cash from revenues with additional cash raised from equity investment or debt transactions, while maintaining reduced spending levels, to ensure that we will have adequate cash to support our minimum operating cash requirements and thus to continue as a going concern.  We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect.

We have no agreements, commitments, or understandings to secure additional financing at this time and there can be no guarantee or assurance that we can raise adequate capital from outside sources. Our long-term future growth and success are dependent upon our ability to continue selling our services, generate cash from operating activities and obtain additional financing. We may be unable to continue selling our products and services, generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash by raising funds when required or on acceptable terms, or otherwise, could have a material adverse effect on our ability to grow our business to a greater extent than we can with our existing financial resources and we may have to significantly reduce, or discontinue our operations.

Risks Related to Owning Our Common Stock

We are currently out of compliance with the continued listing standards of the NYSE American. Our failure to resume compliance with the continued listing standards or make continued progress toward compliance consistent with a plan of compliance we intend to submit to NYSE American may result in the delisting of our Common Stock.

Our Common Stock is listed on the NYSE American and such listing is contingent on our compliance with the NYSE American’s conditions for continued listing, including requirements relating to maintaining minimum stockholders’ equity.  On April 23, 2024, we received a deficiency letter (the “Deficiency Letter”) from the NYSE American indicating that the Company is not in compliance with the NYSE American continued listing standards set forth in Sections 1003(a)(i), (ii) and (iii) of the NYSE American Company Guide. Section 1003(a)(i) of the NYSE American Company Guide requires a listed company’s stockholders’ equity be at least $2.0 million if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years. Section 1003(a)(ii) of the NYSE American Company Guide requires a listed company’s stockholders’ equity be at least $4.0 million if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. Section 1003(a)(iii) of the NYSE American Company Guide requires a listed company’s stockholders’ equity be at least $6.0 million if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. The Deficiency Letter noted that the Company reported stockholders’ deficit of $(3.7) million as of December 31, 2023, and losses from continuing operations and/or net losses in its five most recent fiscal years ended September 30, 2023, thereby putting us out of compliance with Sections 1003(a)(i), (ii) and (iii) of the NYSE American Company Guide.  The Deficiency Letter also noted that the Company is not currently eligible for any exemption set forth in Section 1003(a) of the NYSE American Company Guide.

As a result of this non-compliance, we became subject to the procedures and requirements set forth in Section 1009 of the NYSE American Company Guide. In order to maintain our listing on the NYSE American, we are required to submit a plan of compliance (the “Plan”) by May 23, 2024, addressing how we intend to regain compliance with Sections 1003(a)(i), (ii) and (iii) of the NYSE American Company Guide by October 23, 2025 (the “Deadline”). We intend to submit the Plan by the Deadline. We have been advised that if we fail to submit a Plan, our Plan is not accepted, we do not make progress consistent with the Plan, or we fail to regain compliance by the Deadline, then NYSE American may commence delisting procedures. Although we intend to regain compliance with the continued listing requirements prior to the Deadline, we may be unable to do so. If delisting proceedings are commenced, the NYSE American rules permit us to appeal a staff delisting determination; however, there can be no assurance that the outcome of any such appeal would be in our favor.

Our Common Stock will continue to be listed and traded on the NYSE American during the Plan period, subject to our compliance with the NYSE American’s other applicable continued listing standards and will continue to trade under the symbol “LPTV,” but will have an added designation of “.BC” to indicate that the Company is not in compliance with the NYSE American’s listing standards. The NYSE American notification does not affect our business operations or our SEC reporting requirements and does not conflict with or cause an event of default under any of the Company’s material agreements.

If NYSE American delists our Common Stock from trading on its exchange due to our failure to meet the NYSE American’s listing conditions, we and our security holders could face significant material adverse consequences, including, but not limited to, a lack of trading market for our Common Stock, reduced liquidity, decreased analyst coverage of our Common Stock and an inability for us to obtain additional financing to fund our operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

There were no material defaults regarding payments of principal and interest that exceeded 5% of our total assets.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

(a)

Board Cash Compensation Deferral

As part of the cost-cutting measures being undertaken across the Company, effective as of May 3, 2024, our Board of Directors agreed to defer all cash compensation due to them for the remainder of fiscal year 2024 until October 1, 2024, at which time deferred payments are expected to be paid and regularly quarterly payments are scheduled to resume.

CEO Employment Letter Agreement Amendment

As previously disclosed, we entered into an employment letter agreement with Justis Kao (“Mr. Kao”) in connection with his appointment as Interim Chief Executive Officer (the “CEO Employment Letter Agreement”), which was effective as of March 17, 2024.  On May 3, 2024, we entered into an amendment to the CEO Employment Letter Agreement (the “CEO Employment Letter Agreement Amendment”) to add the following provisions: in each case of (a) termination without Cause unrelated to a Change of Control (as defined in the CEO Employment Letter Agreement) and (b) termination without Cause or Resignation for Good Reason related to a Change of Control (as defined in the CEO Employment Letter Agreement), Mr. Kao will receive the unpaid portion of the agreed-upon bonus for the fiscal year ended September 30, 2022.

The foregoing description of the CEO Employment Letter Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the CEO Employment Letter Agreement Amendment, a copy of which is filed as Exhibit 10.8 to this Report and incorporated herein by reference.

(b)None.

(c)None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended March 31, 2024 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1

Secured Non-Revolving Line of Credit Loan Agreement, effective as of March 28, 2024, by and between the Company and Excel Family Partners, LLLP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2024).

10.2

Secured Non-Revolving Line of Credit Promissory Note, effective as of March 28, 2024, executed by the Company for the benefit of Excel Family Partners, LLLP under the Secured Non-Revolving Line of Credit Loan Agreement, effective as of the same date, by and between the Company and Excel Family Partners, LLLP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 3, 2024).

10.3

Subordination Agreement, effective as of March 28, 2024, by and between the Company, Retail Media TV, Inc., Excel Family Partners, LLLP and GemCap Solutions, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 3, 2024).

10.4

Non-Revolving Line of Credit Loan Agreement Amendment #2, dated April 18, 2024, by and between the Company, RAT Investment Holdings, LP, as administrator of the loan, and the institutions and individuals identified as lenders therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2024).

10.5

Second Amended and Restated Non-Revolving Line of Credit Promissory Note, effective as of April 13, 2024, executed by the Company for the benefit of the lenders under the Non-Revolving Line of Credit Loan Agreement Amendment #2, effective as of the same date (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 24, 2024).

10.6	Employment Letter Agreement between the Company and Jon Niermann, effective March 17, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 19, 2024).

10.7	Employment Letter Agreement between the Company and Justis Kao, effective March 17, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 19, 2024).

10.8*	CEO Employment Letter Agreement Amendment between the Company and Justis Kao, effective May 3, 2024.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Loop Media, Inc., a Nevada corporation
(Registrant)

Date: May 3, 2024	By:	/s/ Justis Kao
Justis Kao
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2024	By:	/s/ Neil Watanabe
Neil Watanabe
Chief Financial Officer
(Principal Financial and Accounting Officer)