Form 10-Q
period 2024-06-30
Loop Media, Inc.
filed 2024-08-07
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, the registrant had 80,825,910 shares of common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	September 30, 2023
	(UNAUDITED)
ASSETS
Current assets
Cash	$1,546,088	$3,068,696
Accounts receivable, net	3,541,592	6,211,815
Prepaid expenses and other current assets	443,045	987,605
Content assets, current	997,508	2,218,894
Total current assets	6,528,233	12,487,010

Deposits	9,954	12,054
Content assets, non-current	211,661	448,726
Deferred costs, non-current	503,123	744,408
Property and equipment, net	2,507,776	2,711,558
Right-of-use assets	189,650	—
Intangible assets, net	393,556	477,889
Total non-current assets	3,815,720	4,394,635
Total assets	$10,343,953	$16,881,645

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,501,995	$4,978,920
Accrued liabilities	1,866,161	3,546,338
Accrued royalties and revenue share	7,829,892	4,930,329
Equipment financing liability, current	131,348	—
License content liability, current	708,567	489,157
Deferred income	26,278	—
Lease liability, current	67,689	—
Revolving line of credit, current	2,175,456	2,985,298
Non-revolving line of credit - related party, current	1,000,000	—
Non-revolving line of credit, current	1,329,750	2,124,720
Total current liabilities	20,637,136	19,054,762

License content liability, non-current	129,000	208,000
Equipment financing liability, non-current	229,846	—
Lease liability, non-current	121,961	—
Non-revolving line of credit	—	475,523
Non-revolving line of credit, related party	—	1,959,693
Revolving line of credit, related party	1,679,226	—
Total non-current liabilities	2,160,033	2,643,216
Total liabilities	22,797,169	21,697,978

Stockholders’ equity (deficit)
Common Stock, $0.0001 par value, 150,000,000 shares authorized, 79,048,736 and 65,620,151 shares issued and outstanding as of June 30, 2024, and September 30, 2023, respectively	7,904	6,562
Additional paid in capital	134,132,075	123,462,648
Accumulated deficit	(146,593,195)	(128,285,543)
Total stockholders’ equity (deficit)	(12,453,216)	(4,816,333)
Total liabilities and stockholders’ equity (deficit)	$10,343,953	$16,881,645

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Revenue	$4,350,570	$5,734,976	$18,524,289	$25,954,038
Cost of revenue
Cost of revenue - Advertising and Legacy and other revenue	2,641,779	3,132,568	11,214,512	14,767,807
Cost of revenue - depreciation and amortization	798,434	779,165	2,356,717	2,091,876
Total cost of revenue	3,440,213	3,911,733	13,571,229	16,859,683
Gross profit	910,357	1,823,243	4,953,060	9,094,355

Operating expenses
Sales, general and administrative	4,116,186	6,284,514	16,022,857	22,011,961
Stock-based compensation	931,571	2,592,369	3,371,933	6,858,983
Depreciation and amortization	422,882	295,008	1,217,955	717,733
Restructuring costs	220,053	146,672	220,053	146,672
Total operating expenses	5,690,692	9,318,563	20,832,798	29,735,349

Loss from Operations	(4,780,335)	(7,495,320)	(15,879,738)	(20,640,994)

Other income (expense)
Interest expense	(670,981)	(962,718)	(2,402,444)	(2,889,745)
Loss on extinguishment of debt	—	—	(25,424)	—
Employee retention credits	—	648,543	—	648,543
Other expense	34	(65,643)	289	(68,267)
Total Other income (expense)	(670,947)	(379,818)	(2,427,579)	(2,309,469)
Loss before income taxes	$(5,451,282)	$(7,875,138)	$(18,307,317)	$(22,950,463)
Income tax expense	(335)	(394)	(335)	(1,624)
Net loss	$(5,451,617)	$(7,875,532)	$(18,307,652)	$(22,952,087)

Basic and diluted net loss per common share (Note 2)	$(0.07)	$(0.14)	$(0.26)	$(0.41)

Weighted average number of common shares outstanding	75,146,980	56,604,812	70,966,475	56,455,743

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED June 30, 2024, and 2023

(UNAUDITED)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balances, September 30, 2023	65,620,151	$6,562	$123,462,648	$(128,285,543)	$(4,816,333)
Stock-based compensation	—	—	1,328,225	—	1,328,225
Warrants issued for debt	—	—	1,003,269	—	1,003,269
Shares issued for consulting fees	311,889	31	124,101	—	124,132
Shares issued for debt conversion	3,037,895	304	2,455,437	—	2,455,741
Shares issued for capital raise costs	30,405	3	22,497	—	22,500
Shares issued upon warrant exercises	1,850,874	185	1,480,514	—	1,480,699
Net loss	—	—	—	(5,285,402)	(5,285,402)
Balances, December 31, 2023	70,851,214	$7,085	$129,876,691	$(133,570,945)	$(3,687,169)
Stock-based compensation	—	—	1,112,137	—	1,112,137
Warrants issued for debt	—	—	214,978	—	214,978
Shares issued for vested RSUs	292,117	29	(56,045)	—	(56,016)
Shares issued for capital raise costs	30,405	3	22,497	—	22,500
Net loss	—	—	—	(7,570,633)	(7,570,633)
Balances, March 31, 2024	71,173,736	$7,117	$131,170,258	$(141,141,578)	$(9,964,203)
Stock-based compensation	—	—	931,571	—	931,571
Pre-funded warrants issued for cash	—	—	1,269,877	—	1,269,877
Shares issued for cash	7,875,000	787	1,180,463	—	1,181,250
Shares issuance cost	—	—	(420,094)	—	(420,094)
Net loss	—	—	—	(5,451,617)	(5,451,617)
Balances, June 30, 2024	79,048,736	$7,904	$134,132,075	$(146,593,195)	$(12,453,216)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balances, September 30, 2022	56,381,209	$5,638	$101,970,318	$(96,321,864)	$5,654,092
Stock-based compensation	—	—	1,790,807	—	1,790,807
Net loss	—	—	—	(5,259,439)	(5,259,439)
Balances, December 31, 2022	56,381,209	$5,638	$103,761,125	$(101,581,303)	$2,185,460
Stock-based compensation	—	—	2,475,807	—	2,475,807
Short swing profit recovery	—	—	1,201	—	1,201
Issuance costs from uplist of stock	—	—	(86,330)	—	(86,330)
Net loss	—	—	—	(9,817,117)	(9,817,117)
Balances, March 31, 2023	56,381,209	$5,638	$106,151,803	$(111,398,420)	$(5,240,979)
Stock-based compensation	—	—	2,547,799	—	2,547,799
Warrants issued for consulting fees	—	—	44,569	—	44,569
Warrants issued in conjunction with debt	—	—	136,103	—	136,103
Shares issued for cash under ATM, net	2,779,997	278	8,224,782	—	8,225,060
Shares issued upon option exercises	22,462	2	38,408	—	38,410
Net loss	—	—	—	(7,875,532)	(7,875,532)
Balances, June 30, 2023	59,183,668	$5,918	$117,143,464	$(119,273,952)	$(2,124,570)

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,307,652)	$(22,952,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,635,218	1,842,003
Depreciation and amortization expense, PPE	1,037,319	700,097
Amortization of deferred costs, ATM	180,635	17,636
Amortization of content assets	2,356,717	2,091,876
Amortization of right-of-use assets	26,274	76,696
Bad debt expense	284,065	—
Loss on extinguishment of debt converted to equity	25,424	—
Stock-based compensation	3,371,933	6,858,983
Stock option exercise	—	38,410
Shares issued for consulting fees	124,135	—
Change in operating assets and liabilities:
Accounts receivable	2,386,158	7,090,558
Inventory	7,400	4,397
Prepaid expenses	537,162	78,632
Deposit	2,100	(147)
Accounts payable	830,107	(2,605,012)
Accrued liabilities	(1,571,597)	(2,899,246)
Accrued royalties and revenue share	2,899,563	(748,226)
License content liability	(1,135,673)	(4,132,894)
Operating lease liabilities	(26,274)	(75,529)
Equipment financing liability	361,194	—
Deferred income	26,278	(140,764)
NET CASH USED IN OPERATING ACTIVITIES	(4,949,514)	(14,754,617)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(754,543)	(1,483,498)
NET CASH USED IN INVESTING ACTIVITIES	(754,543)	(1,483,498)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, registered direct offering	1,181,250	—
Proceeds from issuance of pre-funded warrants	1,269,877	—
Proceeds from issuance of common stock, ATM	—	8,318,110
Proceeds from exercise of warrants	1,480,699	—
Proceeds from lines of credit	24,294,104	37,974,347
Repayments on lines of credit	(23,705,000)	(36,262,546)
Value of shares withheld for taxes	(56,016)	—
Common stock issuance costs for uplist	—	(179,380)
Deferred costs	136,629	(646,840)
Shares issuance costs	(420,094)	—
Payment of acquisition related consideration	—	(250,125)
Debt issuance costs	—	(402,278)
Short swing profit recovery	—	1,201
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,181,449	8,552,489

Change in cash and cash equivalents	(1,522,608)	(7,685,626)
Cash, beginning of period	3,068,696	14,071,914
Cash, end of period	$1,546,088	$6,386,288

SUPPLEMENTAL DISCLOSURES OF CASH FLOW STATEMENTS
Cash paid for interest	$641,227	$945,939
Cash paid for income taxes	$—	$1,624
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for debt conversion	$2,455,741	$—
Deferred costs for warrants issued for debt	$1,003,269	$136,103
Unpaid additions to licensed content and internally-developed content	$174,004	$—
Unpaid deferred costs	$76,122	$157,731
Unpaid additions to property and equipment	$314,357	$412,256
Leased assets obtained in exchange for new operating lease liabilities	$215,924	—

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(UNAUDITED)

NOTE 1 – BUSINESS

Loop Media, Inc., a Nevada corporation, (collectively, “Loop Media,” the “Company,” “we,” “us” or “our”) is a multichannel digital video platform media company that uses marketing technology, or “MarTech,” to generate our revenue and offer our services. Our technology and vast library of videos and licensed content enable us to curate and distribute short-form videos to connected televisions (“CTV”) in out-of-home (“OOH”) dining, hospitality and retail establishments, convenience stores and other locations and venues to enable them to inform, entertain and engage their customers. Our technology also provides businesses the ability to promote and advertise their products via digital signage and provides third-party advertisers with a targeted marketing and promotional tool for their products and services. We also allow our business clients to access our service without advertisements by paying a monthly subscription fee. In the second and third quarters of fiscal year 2024, we have continued to work toward the expansion of our subscription offerings, including toward the introduction of a two-tier music video service offering, which will include a “primary tier” consisting of fewer than ten music video channels provided under a free ad-based service, and a “premium tier” of the full library of curated music video channels provided under a subscription service. We also recently announced a non-music subscription offering that includes a number of live channels ranging from live sports events to news and culture offerings.

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

As of June 30, 2024, we had approximately 81,000 active Loop Players and Partner Screens across the Loop Platform, which include 30,486 quarterly active Loop Players, or QAUs (as defined below) across our O&O Platform, a decrease of 2,172 over the quarter ended March 31, 2024, and approximately 51,000 Partner Screens across our Partner Platforms, an increase of approximately 1,000 Partner Screens over the quarter ended March 31, 2024.

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

Liquidity and management’s plan

As shown in the accompanying consolidated financial statements, we have incurred recurring losses resulting in an accumulated deficit. We anticipate further losses in the foreseeable future. We also had negative cash flows used in operations. These factors raise substantial doubt about our ability to continue as a going concern. Our primary source of operating funds since inception has been cash proceeds from the sale of our common stock, par value $0.0001 per share (the “Common Stock”) and debt and equity financing transactions. Our ability to continue as a going concern is dependent upon our ability to generate sufficient revenue and our ability to raise additional funds by way of our debt and equity financing efforts.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to supplement our cash from revenues with additional cash raised from equity investment or debt transactions while maintaining reduced spending levels. As previously disclosed, we have continued to explore potential strategic alternatives to maximize shareholder value and to evaluate potential financing opportunities.

Shelf Registration ($50 Million ATM)

On December 22, 2022, we filed a Shelf Registration Statement on Form S-3 that has been declared effective by the SEC. On May 12, 2023, we entered into an At-the-Market (“ATM”) Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which we may offer and sell, from time to time through the Agent, shares of our Common Stock, for aggregate gross proceeds of up to $50,000,000.

As previously disclosed, effective May 31, 2024, the Company and the Agent terminated the ATM Sales Agreement. We are not subject to any termination penalties related to the termination of the ATM Sales Agreement.

During the nine months ended June 30, 2024, we did not raise any funds through sales under the ATM Sales Agreement.

GemCap Revolving Line of Credit

Effective as of July 29, 2022, we entered into a Loan and Security Agreement with Industrial Funding Group, Inc. (the “Initial Lender”) for a revolving loan credit facility for the initial principal sum of up to $4,000,000, and through the exercise of an accordion feature, a total sum of up to $10,000,000 (the “GemCap Revolving Line of Credit Agreement”), evidenced by a Revolving Loan Secured Promissory Note (the “Revolving Loan Note”), also effective as of July 29, 2022 (the “GemCap Revolving Line of Credit”). In connection with the GemCap Revolving Line of Credit Agreement and the Revolving Loan Note, we also executed and delivered to the Initial Lender the Loan Agreement Schedule dated as of July 29, 2022 (the “Loan Agreement Schedule”) and other Loan Documents (as defined in the GemCap Revolving Line of Credit Agreement). Shortly after the effective date of the GemCap Revolving Line of Credit Agreement, the Initial Lender assigned the GemCap Revolving Line of Credit Agreement, and the Loan Documents, to GemCap Solutions, LLC (“GemCap” or the “Senior Lender”).

Effective as of October 27, 2022, we entered into Amendment Number 1 to the Loan and Security Agreement and to the Revolving Loan Agreement Schedule, and the Amended and Restated Secured Promissory Note (Revolving Loans) with the Senior Lender to increase the principal sum available under the GemCap Revolving Line of Credit Agreement from $4,000,000 to $6,000,000.

Effective July 29, 2024, we entered into Amendment Number 2 to the Loan and Security Agreement, the Loan Agreement Schedule, the Revolving Loan Note and to the other Loan Documents to amend certain material terms, including to (i) extend the maturity date of the GemCap Revolving Line of Credit Agreement by one (1) year, from July 29, 2024, to July 29, 2025, and (ii) to make Retail Media TV, Inc., our wholly-owned subsidiary, a co-borrower thereunder.

The GemCap Revolving Line of Credit had an original maturity date of July 29, 2024, and began accruing interest on the unpaid principal balance of advances, payable monthly in arrears, on September 7, 2022, at an annual rate equal to the greater of (I) the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) zero percent (0.00%), and (II) four percent (4.00%). Availability for borrowing under the GemCap Revolving Line of Credit is dependent upon our assets in certain eligible accounts and measures of revenue, subject to reduction for reserves that the Senior Lender may require in its discretion, and the accordion feature is a provision whereby we may request that the Senior Lender increase availability under the GemCap Revolving Line of Credit, subject to its sole discretion.

Under the GemCap Revolving Line of Credit Agreement, we have granted to the Senior Lender a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the loan, our existing secured lenders, some of whom are the RAT Lenders under our RAT Non-Revolving Line of Credit (each as defined below) (collectively, the “Subordinated Lenders”) delivered subordination agreements (the “GemCap Subordination Agreements”) to the Senior Lender. We are permitted to make regularly scheduled payments, including payments upon maturity, to such subordinated lenders and potentially other payments subject to a measure of cash flow and receiving certain financing activity proceeds, in accordance with the terms of the GemCap Subordination Agreements. In connection with the delivery of the GemCap Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our Common Stock (each, a “Subordination Agreement Warrant”). Each Subordination Agreement Warrant has an exercise price of $5.25 per share, expires on July 29, 2025, and is exercisable at any time prior to such date. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, Executive Chairman of our Board of Directors (“Mr. Cassidy”), as directed by its affiliate, Excel Family Partners, LLLP (“Excel”), an entity also managed by Mr. Cassidy, one of the Subordinated Lenders. The Subordinated Lenders receiving warrants for the remaining 104,759 warrant shares were also entitled to receive a cash payment of $22,000 six months from the date of the GemCap Subordination Agreements, representing one percent (1.00%) of the outstanding principal amount of the loan held by such Subordinated Lenders. This cash payment was made to those Subordinated Lenders on January 25, 2023.

As of June 30, 2024, the GemCap Revolving Line of Credit had a balance, including accrued interest, amounting to $2,279,596. See “Note 8 – Debt.”

The Registered Offering and the Concurrent Private Placement Offering

On May 31, 2024, we entered into a Securities Purchase Agreement (the “Institutional Purchase Agreement”) with the purchaser named therein (the “Institutional Investor”) and a Securities Purchase Agreement (the “Private Placement Purchase Agreement,” and together with the Institutional Purchase Agreement, the “Purchase Agreements”) with Excel (the “Private Placement Entity,” together with the Institutional Investor, the “Investors”).

Pursuant to the Institutional Purchase Agreement, we agreed to sell and issue, in a registered direct offering (the “Registered Offering”) 7,875,000 shares (the “Registered Shares”) of our Common Stock at a purchase price per share of $0.15 and pre-funded warrants (the “Registered Pre-Funded Warrants”) to purchase up to an aggregate of 1,777,174 shares of Common Stock (the “Registered Pre-Funded Warrant Shares”) at a purchase price per Registered Pre-Funded Warrant of $0.1499, for aggregate gross proceeds to the Company of approximately $1.45 million, before deducting placement agent fees and offering expenses payable by the Company.

Pursuant to the Private Placement Purchase Agreement, in a concurrent private placement (the “Concurrent Private Placement Offering,” together with the Registered Offering, the “Offerings”), we agreed to sell and issue to the Private Placement Entity pre-funded warrants (the “Private Pre-Funded Warrants”) to purchase up to an aggregate of 4,347,826 shares of Common Stock (the “Private Pre-Funded Warrant Shares”) at a purchase price of $0.2308 per Private Pre-Funded Warrant, for aggregate gross proceeds to the Company of approximately $1.0 million, before deducting offering expenses payable by the Company. The Private Pre-Funded Warrants are immediately exercisable at an exercise price of $0.0001 per share and will expire when the Private Pre-Funded Warrants are fully exercised. The Concurrent Private Placement Offering closed on June 10, 2024.

The Purchase Agreements contain customary representations, warranties and agreements of the Company and the Investors and customary indemnification rights and obligations of the parties. Pursuant to the terms of the Institutional Purchase Agreement, we have agreed to certain restrictions, subject to certain exceptions, on the issuance and sale of its Common Stock and securities convertible into shares of Common Stock during the 90-day period following the closing of the Registered Offering. We also agreed not to effect or enter into an agreement to effect any issuance of Common Stock or any securities convertible into or exercisable or exchangeable for shares of Common Stock involving a variable rate transaction (as defined in the Institutional Purchase Agreement), subject to certain exceptions, until the six-month anniversary of the closing of the Registered Offering.

In addition, until the date that is the eighteen-month anniversary of the closing of the Registered Offering, the Institutional Investor is entitled to a participation right in any subsequent financing (as defined in the Institutional Purchase Agreement ) effected by the Company or any of its subsidiaries of Common Stock or Common Stock equivalents for cash consideration, or a combination of units thereof, up to an amount equal to 35% of such subsequent financing on the same terms, conditions and price provided for in the subsequent financing, subject to certain carve-outs as set forth in the Institutional Purchase Agreement.

In connection with the Offerings, on May 31, 2024, we also entered into a placement agency agreement (the “Placement Agency Agreement”) with Roth Capital Partners, LLC (the “Placement Agent”). Pursuant to the terms of the Placement Agency Agreement, the Placement Agent agreed to use its reasonable best efforts to arrange for the sale of the Registered Shares, the Registered Pre-Funded Warrants, the Registered Pre-Funded Warrant Shares, the Private Pre-Funded Warrants and the Private Pre-Funded Warrant Shares (the “Securities”). We paid the Placement Agent a cash fee equal to 6.5% of the gross proceeds generated from the Offerings and agreed to reimburse the Placement Agent for certain of its expenses in an amount up to $50,000. The Placement Agent did not receive cash placement agent fees on the sale of the Private Pre-Funded Warrants and the Private Pre-Funded Warrant Shares. The Placement Agency Agreement contains customary representations, warranties and agreements of the Company and the Placement Agent and customary indemnification rights and obligations of the parties.

Pursuant to the terms of the Placement Agency Agreement, we issued to the Placement Agent warrants (“Placement Agent Warrants”) to purchase up to 700,000 shares of Common Stock, or 5.0% of the aggregate shares of Common Stock (or Common Stock equivalents) issued in the Offerings, exercisable at a price per share of $0.25399. The Placement Agent Warrants are exercisable commencing six months after the closing date of the Registered Offering and expire May 31, 2029.

The Registered Offering closed on June 3, 2024, and on July 1, 2024, the Institutional Investor delivered a Notice of Exercise to us to purchase the Registered Pre-Funded Warrant Shares.

The Registered Shares and the Registered Pre-Funded Warrants were offered pursuant to our effective Shelf Registration Statement on Form S-3 (File No. 333-268957), which was previously filed and declared effective by the SEC, the accompanying base prospectus dated January 11, 2023, and a prospectus supplement dated May 31, 2024.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of September 30, 2023, which has been derived from our audited financial statements, and (b) our unaudited condensed consolidated interim financial statements for the nine months ended June 30, 2024, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2024, are not necessarily indicative of results that may be expected for the year ending September 30, 2024.

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

Cash

Cash and cash equivalents include all highly liquid monetary instruments with original maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits. We maintain our cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, our cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits. We have not experienced any losses on such accounts. On June 30, 2024, and September 30, 2023, we had no cash equivalents.

As of June 30, 2024, and September 30, 2023, approximately $628,658 and $2,818,696 of cash exceeded the FDIC insurance limits, respectively.

Accounts receivable

Accounts receivable represent amounts due from customers. We assess the collectability of receivables on an ongoing basis. A provision for the impairment of receivables involves significant management judgment and includes the review of individual receivables based on individual customers, current economic trends and analysis of historical bad debts. As of June 30, 2024, and September 30, 2023, we had recorded an allowance for doubtful accounts of $284,065 and $630,629, respectively.

Concentration of credit risk

During the nine months ended June 30, 2024, we had two customers that each individually comprised greater than 10% of net revenue, representing 22% and 15% respectively. No other customer accounted for more than 10% of net revenue during the periods presented.

During the nine months ended June 30, 2023, we had two customers that each individually comprised greater than 10% of net revenue, representing 16% and 14% respectively. No other customer accounted for more than 10% of net revenue during the periods presented.

As of June 30, 2024, two customers accounted for a total of 20% of our accounts receivable balance or 10% and 10%, respectively. No other customer accounted for more than 10% of total accounts receivable.

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

On September 26, 2022, our convertible debentures converted to Common Stock as part of our public offering and uplist to The NYSE American, LLC (the “NYSE American”), in accordance with the terms of the original debt agreements. As of September 30, 2022, the remaining balance of the Derivative Liability was written off as part of the conversion to equity. Thus, there is no fair value measurement of the Derivative Liability balance as of June 30, 2024.

Advertising costs

We expense all advertising costs as incurred.

Advertising and marketing costs for the three months ended June 30, 2024, and 2023, were $957,727 and $2,743,194, respectively.

Advertising and marketing costs for the nine months ended June 30, 2024, and 2023, were $4,883,946 and $8,647,738, respectively.

Revenue recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration we expect to receive in exchange for those products. In instances where final acceptance of the product is specified by the client, revenue is deferred until all acceptance criteria have been met. For example, we bill subscription services in advance of when the service is performed and revenue is treated as deferred revenue until the service is performed and/or the performance obligation is satisfied. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of our products and services to clients in return for expected consideration and includes the following elements:

●	executed contracts with our customers that we believe are legally enforceable;

●	identification of performance obligations in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation of the transaction price to each performance obligation; and

●	recognition of revenue only when we satisfy each performance obligation.

Our revenue can be categorized into two revenue streams: Advertising revenue and Legacy and other revenue.

The following table disaggregates our revenue by major type for each of the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Advertising revenue	$3,997,054	$5,079,922	$16,936,810	$23,687,817
Legacy and other revenue	353,516	655,054	1,587,479	2,266,221
Total	$4,350,570	$5,734,976	$18,524,289	$25,954,038

Performance obligations and significant judgments

Our performance obligations and recognition patterns for each revenue stream are as follows:

Advertising revenue

For the three months ended June 30, 2024, and 2023, advertising revenue accounted for 92% and 89%, respectively, of our revenue and includes revenue from direct programmatic and local advertising as well as sponsorships.

For the nine months ended June 30, 2024, and 2023, advertising revenue accounted for 91% and 91%, respectively, of our revenue and includes revenue from direct programmatic and local advertising as well as sponsorships.

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

Legacy and other business revenue

For the three months ended June 30, 2024, and 2023, legacy and other business revenue accounted for the remaining 8% and 11%, respectively, of total revenue and includes streaming services, subscription content services, and hardware delivery, as described below.

For the nine months ended June 30, 2024, and 2023, legacy and other business revenue accounted for the remaining 9% and 9%, respectively, of total revenue and includes streaming services, subscription content services, and hardware delivery, as described below:

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

The following securities are excluded from the calculation of weighted average diluted shares at June 30, 2024, and September 30, 2023, respectively, because their inclusion would have been anti-dilutive.

	June 30, 2024	September 30, 2023
Options to purchase common stock	7,845,881	8,849,305
Warrants to purchase common stock	6,866,699	5,592,573
Restricted Stock Units (RSUs)	4,326,259	1,156,397
Series A preferred stock	—	—
Series B preferred stock	—	—
Convertible debentures	—	—
Total common stock equivalents	19,038,839	15,598,275

On December 14, 2023, we entered into Warrant Reprice Letter Agreements with certain holders to amend the exercise price of existing exercisable warrants to $0.80 per share and to exercise warrants for 1,850,874 shares of our Common Stock for an aggregate exercise price of $1,480,699. The impact of the amendment resulted in a deemed dividend in the amount of $419,939, which was calculated based on the change in fair value.

On May 31, 2024, we entered into a Securities Purchase Agreement (the “Institutional Purchase Agreement”) with the purchaser named therein (the “Institutional Investor”) and a Securities Purchase Agreement (the “Private Placement Purchase Agreement,” and together with the Institutional Purchase Agreement, the “Purchase Agreements”) with Excel (the “Private Placement Entity,” together with the Institutional Investor, the “Investors”).

Pursuant to the Institutional Purchase Agreement, we agreed to sell and issue, in a registered direct offering (the “Registered Offering”) 7,875,000 shares (the “Registered Shares”) of our Common Stock at a purchase price per share of $0.15 and pre-funded warrants (the “Registered Pre-Funded Warrants”) to purchase up to an aggregate of 1,777,174 shares of Common Stock (the “Registered Pre-Funded Warrant Shares”) at a purchase price per Registered Pre-Funded Warrant of $0.1499, for aggregate gross proceeds to the Company of approximately $1.45 million, before deducting placement agent fees and offering expenses payable by the Company. Beginning with their issuance date, these pre-funded warrants were included in the weighted average number of common shares outstanding in the computation of basic net loss per share as their stated exercise price of $0.0001 was non-substantive and their exercise was virtually assured.

Pursuant to the Private Placement Purchase Agreement, in a concurrent private placement (the “Concurrent Private Placement Offering,” together with the Registered Offering, the “Offerings”), we agreed to sell and issue to the Private Placement Entity pre-funded warrants (the “Private Pre-Funded Warrants”) to purchase up to an aggregate of 4,347,826 shares of Common Stock (the “Private Pre-Funded Warrant Shares”) at a purchase price of $0.2308 per Private Pre-Funded Warrant, for aggregate gross proceeds to the Company of approximately $1.0 million, before deducting offering expenses payable by the Company. The Private Pre-Funded Warrants are immediately exercisable at an exercise price of $0.0001 per share and will expire when the Private Pre-Funded Warrants are fully exercised. The Concurrent Private Placement Offering closed on June 10, 2024. Beginning with their issuance date, these pre-funded warrants were included in the weighted average number of common shares outstanding in the computation of basic net loss per share as their stated exercise price of $0.0001 was non-substantive and their exercise was virtually assured.

The Purchase Agreements contain customary representations, warranties and agreements of the Company and the Investors and customary indemnification rights and obligations of the parties. Pursuant to the terms of the Institutional Purchase Agreement, we have agreed to certain restrictions, subject to certain exceptions, on the issuance and sale of its Common Stock and securities convertible into shares of Common Stock during the 90-day period following the closing of the Registered Offering. We also agreed not to effect or enter into an agreement to effect any issuance of Common Stock or any securities convertible into or exercisable or exchangeable for shares of Common Stock involving a variable rate transaction (as defined in the Institutional Purchase Agreement), subject to certain exceptions, until the six-month anniversary of the closing of the Registered Offering.

In addition, until the date that is the eighteen-month anniversary of the closing of the Registered Offering, the Institutional Investor is entitled to a participation right in any subsequent financing (as defined in the Institutional Purchase Agreement ) effected by the Company or any of its subsidiaries of Common Stock or Common Stock equivalents for cash consideration, or a combination of units thereof, up to an amount equal to 35% of such subsequent financing on the same terms, conditions and price provided for in the subsequent financing, subject to certain carve-outs as set forth in the Institutional Purchase Agreement.

In connection with the Offerings, on May 31, 2024, we also entered into a placement agency agreement (the “Placement Agency Agreement”) with Roth Capital Partners, LLC (the “Placement Agent”). Pursuant to the terms of the Placement Agency Agreement, the Placement Agent agreed to use its reasonable best efforts to arrange for the sale of the Registered Shares, the Registered Pre-Funded Warrants, the Registered Pre-Funded Warrant Shares, the Private Pre-Funded Warrants and the Private Pre-Funded Warrant Shares (the “Securities”). We paid the Placement Agent a cash fee equal to 6.5% of the gross proceeds generated from the Offerings and agreed to reimburse the Placement Agent for certain of its expenses in an amount up to $50,000. The Placement Agent did not receive cash placement agent fees on the sale of the Private Pre-Funded Warrants and the Private Pre-Funded Warrant Shares. The Placement Agency Agreement contains customary representations, warranties and agreements of the Company and the Placement Agent and customary indemnification rights and obligations of the parties.

Pursuant to the terms of the Placement Agency Agreement, we issued to the Placement Agent warrants (“Placement Agent Warrants”) to purchase up to 700,000 shares of Common Stock, or 5.0% of the aggregate shares of Common Stock (or Common Stock equivalents) issued in the Offerings, exercisable at a price per share of $0.25399. The Placement Agent Warrants are exercisable commencing six months after the closing date of the Registered Offering and expire May 31, 2029.

The Registered Offering closed on June 3, 2024, and on July 1, 2024, the Institutional Investor delivered a Notice of Exercise to us to purchase the Registered Pre-Funded Warrant Shares.

The Registered Shares and the Registered Pre-Funded Warrants were offered pursuant to our effective Shelf Registration Statement on Form S-3 (File No. 333-268957), which was previously filed and declared effective by the SEC, the accompanying base prospectus dated January 11, 2023, and a prospectus supplement dated May 31, 2024.

For the three and nine months ended June 30, 2024, a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our Common Stock is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(5,451,617)	$(7,875,532)	$(18,307,652)	$(22,952,087)
Plus: Deemed dividend on warrants	—	—	(419,939)	—
Net loss attributable to common stockholders	$(5,451,617)	$(7,875,532)	$(18,749,850)	$(22,952,087)

Denominator:
Weighted average number of common shares outstanding	75,146,980	56,604,812	70,966,475	56,455,743

Basic and diluted net loss per common share	(0.07)	(0.14)	$(0.26)	$(0.41)

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

Employee retention credits

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”): a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. We qualified for the ERC in the third and fourth quarters of 2020 and the first, second and third quarters of 2021. During the nine months ended June 30, 2024, we recorded no aggregate benefit in our condensed combined income statement to reflect the ERC.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the previously reported financial position, results of operations, or cash flows.

Restructuring costs

As previously disclosed, we began taking steps in fiscal year 2023 to increase efficiency and cut costs, while still maintaining our focus on, and dedication to, the continued growth of our business. These cuts and adjustments across several aspects of our business, including reductions in headcount and organizational restructuring, continued in the first three quarters of fiscal year 2024 and continue as of the date of this Report.

Recently adopted accounting pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2022. We are currently evaluating the impact of this standard on our condensed consolidated financial statements and related disclosures. We adopted this ASU as of October 1, 2023, and there is no material impact to our financial statements as of June 30, 2024.

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

As of June 30, 2024, content assets were $997,508 recorded as Content asset, net – current and $211,661 recorded as Content asset, net – noncurrent, of which $86,217 was internally-developed content asset, net.

We recorded amortization expense in cost of revenue, in the consolidated statements of operations, related to capitalized content assets:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Licensed content assets	$780,219	$760,951	$2,302,072	$2,045,794
Internally-developed assets	18,215	18,215	54,645	46,082
Total	$798,434	$779,166	$2,356,717	$2,091,876

Our content license contracts are typically two to three years. The amortization expense for the next three years for capitalized content assets as of June 30, 2024:

	Remaining in Fiscal Year 2024	Fiscal Year 2025	Fiscal Year 2026
Licensed content assets	$555,088	$470,463	$97,401
Internally-developed assets	18,215	59,440	8,562
Total	$573,303	$529,903	$105,963

License Content Liabilities

As of June 30, 2024, we had $1,011,571 of obligations comprised of $708,567 in License content liability – current, $129,000 in License content liability - noncurrent and $174,004 in accounts payable on our consolidated balance sheets. Payments for content liabilities for the nine months ended June 30, 2024, were $649,307. The expected timing of payments for these content obligations is $389,071 payable in fiscal year 2024, $345,500 payable in fiscal year 2025 and $110,000 payable in fiscal year 2026.

NOTE 4. PROPERTY AND EQUIPMENT

Our property and equipment, net consisted of the following as of June 30, 2024, and September 30, 2023:

	June 30, 2024	September 30, 2023
Loop Players	$3,334,030	$2,536,937
Equipment	712,536	801,301
Software	895,846	854,966
	4,942,413	4,193,204
Less: accumulated depreciation	(2,434,637)	(1,481,646)
Total, equipment net	$2,507,776	$2,711,558

For the three months ended June 30, 2024, and 2023, depreciation expense, calculated using straight line method, charged to operations amounted to $331,191 and $249,256, respectively.

For the nine months ended June 30, 2024, and 2023, depreciation expense, calculated using straight line method, charged to operations amounted to $952,986 and $ 615,764, respectively.

NOTE 5. INTANGIBLE ASSETS

Our intangible assets, each definite lived assets, consisted of the following as of June 30, 2024, and September 30, 2023:

	Useful life	June 30, 2024	September 30, 2023
Customer relationships	nine years	$1,012,000	$1,012,000
Content library	two years	198,000	198,000
Total intangible assets, gross		1,210,000	1,210,000

Less: accumulated amortization		(816,444)	(732,111)
Total		(816,444)	(732,111)
Total intangible assets, net		$393,556	$477,889

Amortization expense charged to operations amounted to $28,111 and $28,111, for the three months ended June 30, 2024, and 2023, respectively.

Amortization expense charged to operations amounted to $84,333 and $84,333, for the nine months ended June 30, 2024, and 2023, respectively.

Annual amortization expense for the next five years and thereafter is estimated to be $28,111 (remaining in fiscal year 2024), $112,444, $112,444, $112,444, and $28,113, respectively. The weighted average life of the intangible assets subject to amortization is 3.5 years as of June 30, 2024.

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

Our lease liability consisted of the following as of June 30, 2024, and September 30, 2023:

	June 30, 2024	September 30, 2023
Short term portion	$67,689	$—
Long term portion	121,961	—
Total lease liability	$189,650	$—

Maturity analysis under these lease agreements are as follows:

2024	$20,902
2025	83,607
2026	83,607
2027	20,499
Total undiscounted cash flows	208,615
Less: 10% Present value discount	(18,965)
Lease liability	$189,650

We recorded lease expense in sales, general and administrative expenses in the consolidated statement of operations:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Operating lease expense	$20,902	$17,495	$34,836	$79,434
Short-term lease expense	2,400	34,828	41,643	69,659
Total lease expense	$23,302	$52,323	$76,479	$149,093

For the three months ended June 30, 2024, and 2023, cash payments against lease liabilities totalled $20,902 and $18,792 and accretion on lease liability of $5,007 and $309.

For the nine months ended June 30, 2024, and 2023, cash payments against lease liabilities totalled $34,836 and $77,929 and accretion on lease liability of $8,563 and $2,737.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Weighted-average remaining lease term	2.59 years
Weighted-average discount rate	10%

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2024, and September 30, 2023:

	June 30, 2024	September 30, 2023
Accounts payable	$5,501,995	$4,978,920

Performance bonuses	300,000	1,262,000
Interest payable	209,057	175,094
Professional fees	669,186	449,944
Marketing	357,123	800,165
Insurance liabilities	12,166	552,000
Other accrued liabilities	318,629	307,135
Accrued Liabilities	1,866,161	3,546,338

Accrued royalties and revenue share	7,829,892	4,930,329

Total accounts payable and accrued expenses	$15,198,048	$13,455,587

NOTE 8 – DEBT

Lines of Credit as of June 30, 2024:

	Net Carrying Value		Unpaid	Contractual	Contractual
Related party lines of credit:	Current	Long Term	Principal Balance	Interest Rates	Maturity Date	Warrants issued
$2,500,000 revolving line of credit, December 14, 2023	$—	$1,679,226	$2,500,000	10%	12 months prior written notice	3,125,000
$1,000,000 non-revolving line of credit, March 28, 2024	1,000,000	—	1,000,000	12%	9/24/2024	—
Total related party non-revolving lines of credit, net	$1,000,000	$1,679,226	$3,500,000

Lines of credit:
$2,200,000 non-revolving line of credit, May 13, 2022	$735,740	$—	$770,000	12%	08/13/24	314,286
$6,000,000 revolving line of credit, July 29, 2022	2,175,456	—	2,250,018	Greater of Prime + 0, or 4%	07/29/24	—
$4,000,000 non-revolving line of credit, May 10, 2023	594,010	—	800,000	12%	05/10/25	83,142
Total lines of credit, net	$3,505,206	$—	$3,820,018

Lines of Credit as of September 30, 2023:

	Net Carrying Value		Unpaid	Contractual	Contractual
Related party lines of credit:	Current	Long Term	Principal Balance	Interest Rates Cash	Maturity Date	Warrants issued
$4,000,000 non-revolving line of credit, May 10, 2023	$—	$1,959,693	$2,266,733	12%	5/10/2025	209,398
Total related party lines of credit, net	$—	$1,959,693	$2,266,733

Lines of credit:
$2,200,000 non-revolving line of credit, May 13, 2022	$2,124,720	$—	$2,200,000	12%	11/13/2023	314,286
$6,000,000 revolving line of credit, July 29, 2022	2,985,298	—	3,730,914	Greater of Prime +0, or 4%	7/29/2024	—
$4,000,000 revolving line of credit, May 10, 2023	—	475,523	900,000	12%	5/10/2025	83,142
Total lines of credit, net	$5,110,018	$475,523	$6,830,914

The following table presents the interest expense related to the contractual interest coupon and the amortization of debt discounts on the lines of credit:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Interest expense	$225,329	$364,604	$738,773	$1,037,499
Amortization of debt discounts	435,177	597,674	1,635,218	1,842,003
Total	$660,506	$962,278	$2,373,991	$2,879,502

Maturity analysis under the line of credit agreements for the fiscal years ended September 30,

For the fiscal years ended September 30,
2024	$4,020,018
2025	3,300,000
2026	—
2027	—
2028	—
2029	—
Lines of credit, related and non-related party	7,320,018
Less: Debt discount on lines of credit payable	(1,135,586)
Total Lines of credit payable, related and non-related party, net	$6,184,432

Revolving Lines of Credit

Excel Revolving Line of Credit

Effective as of December 14, 2023, we entered into a Revolving Line of Credit Loan Agreement with Excel Family Partners, LLLP, an entity managed by Bruce Cassidy, Executive Chairman of our Board of Directors, (“Excel” and the “Excel Revolving Line of Credit Agreement”) for up to a principal sum of $2,500,000, under which we may pay down and re-borrow up to the maximum amount of the $2,500,000 limit (the “Excel Revolving Line of Credit”). Our drawdown on the Excel Revolving Line of Credit is limited to no more than twenty-five percent (25%) of the last three full months’ revenue, not to exceed $1,250,000 in any quarter, and not to exceed in aggregate the outstanding debt amount of $2,500,000.The Excel Revolving Line of Credit is a perpetual loan, with a maturity date that is twelve (12) months from the date of formal notice of termination by Excel, and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to ten percent (10%) per year. Under the Excel Revolving Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the RAT Non-Revolving Line of Credit Agreement and the May 2023 Secured Line of Credit (each as described below), but is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement (as defined below).

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

The Excel Revolving Line of Credit had a balance, including accrued interest, amounting to $2,582,590 and $0 as of June 30, 2024, and September 30, 2023, respectively. We incurred interest expense for the Excel Revolving Line of Credit in the amount of $146,800 and $0 for the three months ended June 30, 2024, and 2023, and $256,084 and $0 for the nine months ended June 30, 2024, and 2023, respectively.

GemCap Revolving Line of Credit Agreement

Effective as of July 29, 2022, we entered into a Loan and Security Agreement with Industrial Funding Group, Inc. (the “Initial Lender”) for a revolving loan credit facility for the initial principal sum of up to $4,000,000, and through the exercise of an accordion feature, a total sum of up to $10,000,000 (the “GemCap Revolving Line of Credit Agreement”), evidenced by a Revolving Loan Secured Promissory Note (the “Revolving Loan Note”), also effective as of July 29, 2022 (the “GemCap Revolving Line of Credit”). In connection with the GemCap Revolving Line of Credit Agreement and the Revolving Loan Note, we also executed and delivered to the Initial Lender the Loan Agreement Schedule dated as of July 29, 2022 (the “Loan Agreement Schedule”) and other Loan Documents (as defined in the GemCap Revolving Line of Credit Agreement). Shortly after the effective date of the GemCap Revolving Line of Credit, the Initial Lender assigned the GemCap Revolving Line of Credit Agreement, and the Loan Documents, to GemCap Solutions, LLC (“GemCap” or “Senior Lender”). Effective as of October 27, 2022, we entered into Amendment Number 1 to the Loan and Security Agreement and to the Revolving Loan Agreement Schedule, and the Amended and Restated Secured Promissory Note (Revolving Loans) with the Senior Lender to increase the principal sum available under the GemCap Revolving Line of Credit Agreement from $4,000,000 to $6,000,000.

Effective July 29, 2024, we entered into Amendment Number 2 to the Loan and Security Agreement, the Loan Agreement Schedule, the Revolving Loan Note and to the other Loan Documents to amend certain material terms, including to (i) extend the maturity date of the GemCap Revolving Line of Credit Agreement by one (1) year, from July 29, 2024, to July 29, 2025, and (ii) to make Retail Media TV, Inc., our wholly-owned subsidiary, a co-borrower thereunder.

The GemCap Revolving Line of Credit had an original maturity date of July 29, 2024, and began accruing interest on the unpaid principal balance of advances, payable monthly in arrears, on September 7, 2022, at an annual rate equal to the greater of (I) the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) zero percent (0.00%), and (II) four percent (4.00%). Availability for borrowing under the GemCap Revolving Line of Credit is dependent upon our assets in certain eligible accounts and measures of revenue, subject to reduction for reserves that the Senior Lender may require in its discretion, and the accordion feature is a provision whereby we may request that the Senior Lender increase availability under the GemCap Revolving Line of Credit, subject to its sole discretion.

Under the GemCap Revolving Line of Credit Agreement, we have granted to the Senior Lender a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the loan, our existing secured lenders, some of whom are the RAT Lenders under our RAT Non-Revolving Line of Credit (each as defined below) (collectively, the “Subordinated Lenders”) delivered subordination agreements (the “GemCap Subordination Agreements”) to the Senior Lender. We are permitted to make regularly scheduled payments, including payments upon maturity, to such subordinated lenders and potentially other payments subject to a measure of cash flow and receiving certain financing activity proceeds, in accordance with the terms of the GemCap Subordination Agreements. In connection with the delivery of the GemCap Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our Common Stock (each, a “Subordination Agreement Warrant”). Each Subordination Agreement Warrant has an exercise price of $5.25 per share, expires on July 29, 2025, and is exercisable at any time prior to such date. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, Executive Chairman of our Board of Directors (“Mr. Cassidy”), as directed by its affiliate, Excel Family Partners, LLLP (“Excel”), an entity also managed by Mr. Cassidy, one of the Subordinated Lenders. The Subordinated Lenders receiving warrants for the remaining 104,759 warrant shares were also entitled to receive a cash payment of $22,000 six months from the date of the GemCap Subordination Agreements, representing one percent (1.00%) of the outstanding principal amount of the loan held by such Subordinated Lenders. This cash payment was made to those Subordinated Lenders on January 25, 2023.

The GemCap Revolving Line of Credit had a balance, including accrued interest, amounting to $2,279,596 and $3,757,074 as of June 30, 2024, and September 30, 2023, respectively. We incurred interest expense for the GemCap Revolving Line of Credit in the amount of $304,038 and $353,684 for the three months ended June 30, 2024, and 2023, and $1,012,000 and $1,068,425 for the nine months ended June 30, 2024, and 2023, respectively.

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

Effective as of November 13, 2023, we entered into a Non-Revolving Line of Credit Loan Agreement Amendment (the “RAT Non-Revolving Line of Credit Agreement Amendment”) with the RAT Lenders to: (i) extend the Original RAT Line of Credit Maturity Date from eighteen (18) months to twenty-seven (27) months from the date of the RAT Non-Revolving Line of Credit Agreement, or August 13, 2024 (the “First Extended RAT Line of Credit Maturity Date”); and (ii) amend the payment terms of the RAT Non-Revolving Line of Credit such that payments of interest or principal under the RAT Non-Revolving Line of Credit Agreement and the RAT Note will be due and payable from November 13, 2023, to the First Extended RAT Line of Credit Maturity Date, as follows (a) one payment of $374,000 (comprised of accrued interest of $132,000 due through November 13, 2023, an initial payment of principal of $220,000 and $22,000 as consideration to extend the Original RAT Line of Credit Maturity Date) due on November 13, 2023; and (b) nine (9) monthly payments of principal of $220,000 plus accrued interest, commencing December 13, 2023. In consideration for the extension of the Original RAT Line of Credit Maturity Date, we agreed to amend the terms of the RAT Loan Warrants as well as the Subordination Agreement Warrants issued to the RAT Lenders in connection with the GemCap Subordination Agreements described above to reduce the warrant exercise price to $1.00. See “—GemCap Revolving Line of Credit.” We also agreed to apply one-third (1/3) of the net proceeds of any capital raise that takes place subsequent to the date of the RAT Non-Revolving Line of Credit Agreement Amendment, other than proceeds from an equity offering under any at-the-market (“ATM” program or from an affiliate or insider, toward paying down the then outstanding principal amount due under the RAT Non-Revolving Line of Credit. Pursuant to the RAT Non-Revolving Line of Credit Agreement Amendment #1, each RAT Lender agreed to enter into a lock-up agreement restricting the disposal of any shares of our Common Stock that are issued in connection with the exercise of the RAT Loan Warrants or the Subordination Agreement Warrants for a period of twelve (12) months from the date of the RAT Non-Revolving Line of Credit Agreement Amendment #1. Effective as of November 13, 2023, we issued an Amended and Restated Non-Revolving Line of Credit Promissory Note Amendment to the Lenders reflecting the extension of the Original RAT Line of Credit Maturity Date.

On April 18, 2024, we entered into that certain Non-Revolving Line of Credit Loan Agreement Amendment #2 (the “RAT Non-Revolving Line of Credit Agreement Amendment #2”) with the RAT Lenders to: (i) extend the Original RAT Line of Credit Maturity Date from eighteen (18) months to thirty-two (32) months from the date of the RAT Non-Revolving Line of Credit Agreement, or January 13, 2025 (the “Second Extended RAT Line of Credit Maturity Date”); and (ii) amend the payment terms of the RAT Non-Revolving Line of Credit such that payments of interest and principal under the RAT Non-Revolving Line of Credit Agreement and the RAT Note are due and payable from April 13, 2024, to the Second Extended RAT Line of Credit Maturity Date, as follows: (a) one payment of $121,000, comprised of accrued interest of $11,000 through April 13, 2024, and an initial payment of principal of $110,000, due on April 13, 2024; and (b) nine (9) monthly payments of principal of $110,000, plus accrued interest, commencing on May 13, 2024. We issued a Second Amended and Restated Non-Revolving Line of Credit Promissory Note, effective April 13, 2024, to the RAT Lenders reflecting the extension of the Original RAT Line of Credit Maturity Date.

On May 31, 2024, we entered into a Non-Revolving Line of Credit Waiver and Consent Agreement (the “Waiver and Consent”), with the Loan Administrator, effective as of and contingent upon the closing of the Offerings (each as defined and described below), waiving certain provisions of the RAT Non-Revolving Line of Credit Agreement Amendment #1, pursuant to which the RAT Lenders agreed to irrevocably waive their rights to receive one-third (1/3) of the net proceeds of any non-affiliate capital raise, including the Offerings, and consent to us not paying any of such proceeds to the RAT Lenders. In consideration for entering into the Waiver and Consent, we agreed to reduce the exercise price of the RAT Loan Warrants and the Subordination Agreement Warrants held by the RAT Lenders to purchase an aggregate of 314,281 shares of Common Stock from $1.00 to $0.24. See “Note 11 – The Registered Offering and the Concurrent Private Placement Offering” below.

The RAT Non-Revolving Line of Credit had a balance, including accrued interest, amounting to $774,222 and $2,300,899 as of June 30, 2024, and September 30, 2023, respectively. We incurred interest expense for the RAT Non-Revolving Line of Credit in the amount of $99,156 and $223,382 for the three months ended June 30, 2024, and 2023, and $409,165 and $670,146 for the nine months ended June 30, 2024, and 2023, respectively.

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

As of December 14, 2023, the outstanding principal and interest on Excel’s portion of the May 2023 Secured Line of Credit was $2,328,617 (the “Excel May 2023 Secured Line of Credit Pay Off-Amount”) of the total aggregate principal and interest outstanding under the May 2023 Secured Line of Credit of $3,262,817. On December 14, 2023, Excel agreed to convert the Excel May 2023 Secured Line of Credit Pay-Off Amount owed under the May 2023 Secured Line of Credit Agreement into 2,910,771 shares of our Common Stock at a conversion price per share of $0.80. In addition, in connection with the Warrant Repricing (as defined below), on December 14, 2023, Excel agreed to the reprice the per share warrant exercise price of the warrant for 209,398 shares of our Common Stock to $0.80 per warrant share and immediately exercised the warrant, delivering the net proceeds of $167,518.40 to us. See “—Repricing and Exercise of Certain Warrants.”

On December 31, 2023, one of the remaining lenders under the May 2023 Secured Line of Credit converted $101,699.83 in outstanding principal and interest into 127,124 shares of our Common Stock at a conversion price per share of $0.80. As of June 30, 2024, a total principal amount of $800,000 remained outstanding on the May 2023 Secured Line of Credit and warrants for a total of 83,142 warrant shares had been issued to the remaining lenders in connection with the May 2023 Secured Line of Credit and remained outstanding.

The May 2023 Secured Loan had a principal balance, including accrued interest, amounting to $861,333 and $3,214,769 as of June 30, 2024, and September 30, 2023, respectively. We incurred interest expense for the 2023 Secured Loan in the amount of $80,179 and $40,736 for the three months ended June 30, 2024, and 2023, and $293,520 and $40,736 for the nine months ended June 30, 2024, and 2023, respectively.

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

On May 31, 2024, we entered into a Waiver and Consent Letter Agreement with Excel (the “Excel Waiver Agreement”), effective as of and contingent upon the closing of the Registered Offering (as defined and described below), waiving certain provisions of the Excel $1.0M Secured Line of Credit Agreement, pursuant to which Excel irrevocably agreed to waive its rights to receive five hundred thousand dollars ($500,000) of the net proceeds of any non-affiliate capital raise, including the Registered Offering, and consented to us not paying any of such proceeds to it, contingent upon the closing of such a non-affiliate capital raise, including the Registered Offering. See “Note 11 – The Registered Offering and the Concurrent Private Placement Offering” below.

The Excel $1.0M Line of Credit had a balance, including accrued interest, amounting to $1,031,333 and $0 as of June 30, 2024, and September 30, 2023, respectively. We incurred interest expense for the Excel $1.0M Line of Credit in the amount of $30,333 and $0 for the three months ended, and $31,333 and $0 for the nine months ended June 30, 2024, and 2023, respectively.

See Note 12 – Stock Options, Restricted Stock Units (RSUs) and Warrants for discussion on the repricing of certain existing warrants and the issuance of prefunded warrants.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of June 30, 2024.

NOTE 10 – RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

500 Limited

For the nine months ended June 30, 2024, and 2023, we paid 500 Limited $145,500 and $307,000, respectively, for programming services provided to Loop Media. 500 Limited is an entity controlled by Liam McCallum, our former Chief Product and Technology Officer.

Excel

On May 31, 2024, we entered into a Securities Purchase Agreement (the “Private Placement Purchase Agreement”) with Excel.

Pursuant to the Private Placement Purchase Agreement, in a private placement (the “Concurrent Private Placement Offering”), we agreed to sell and issue to Excel pre-funded warrants (the “Private Pre-Funded Warrants”) to purchase up to an aggregate of 4,347,826 shares of Common Stock (the “Private Pre-Funded Warrant Shares”) at a purchase price of $0.2308 per Private Pre-Funded Warrant, for aggregate gross proceeds to the Company of approximately $1.0 million, before deducting offering expenses payable by the Company. The Private Pre-Funded Warrants are immediately exercisable at an exercise price of $0.0001 per share and will expire when the Private Pre-Funded Warrants are fully exercised. The Concurrent Private Placement Offering closed on June 10, 2024. See Note 11 – The Registered Offering and the Concurrent Private Placement Offering.

On May 31, 2024, we also entered into the Excel Waiver Agreement, effective as of and contingent upon the closing of the Registered Offering, with Excel, waiving certain provisions of the Excel $1.0M Secured Line of Credit Agreement, pursuant to which Excel irrevocably agreed to waive its rights to receive five hundred thousand dollars ($500,000) of the net proceeds of any non-affiliate capital raise, including the Registered Offering, and consented to us not paying any of such proceeds to it, contingent upon the closing of such a non-affiliate capital raise, including the Registered Offering.

See Note 8 – Debt for discussion on the following:

●	GemCap Revolving Line of Credit Agreement and Warrants

●	Excel Revolving Line of Credit

●	May 2023 Secured Loan

●	Excel $1.0M Line of Credit

See Note 12 – Stock Options, Restricted Stock Units (RSUs) and Warrants for discussion on the repricing of certain existing warrants and the issuance of prefunded warrants.

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

As of June 30, 2024, and 2023, there were 79,048,736 and 59,183,668, respectively, shares of Common Stock issued and outstanding.

The Registered Offering and the Concurrent Private Placement Offering

On May 31, 2024, we entered into a Securities Purchase Agreement (the “Institutional Purchase Agreement”) with the purchaser named therein (the “Institutional Investor”) and a Securities Purchase Agreement (the “Private Placement Purchase Agreement,” together with the Institutional Purchase Agreement, the “Purchase Agreements”) with Excel (the “Private Placement Entity,” together with the Institutional Investor, the “Investors”).

Pursuant to the Institutional Purchase Agreement, we agreed to sell and issue, in a registered direct offering (the “Registered Offering”) 7,875,000 shares (the “Registered Shares”) of our Common Stock at a purchase price per share of $0.15 and pre-funded warrants (the “Registered Pre-Funded Warrants”) to purchase up to an aggregate of 1,777,174 shares of Common Stock (the “Registered Pre-Funded Warrant Shares”) at a purchase price per Registered Pre-Funded Warrant of $0.1499, for aggregate gross proceeds to the Company of approximately $1.45 million, before deducting placement agent fees and offering expenses payable by the Company.

Pursuant to the Private Placement Purchase Agreement, in a concurrent private placement (the “Concurrent Private Placement Offering,” together with the Registered Offering, the “Offerings”), we agreed to sell and issue to the Private Placement Entity pre-funded warrants (the “Private Pre-Funded Warrants”) to purchase up to an aggregate of 4,347,826 shares of Common Stock (the “Private Pre-Funded Warrant Shares”) at a purchase price of $0.2308 per Private Pre-Funded Warrant, for aggregate gross proceeds to the Company of approximately $1.0 million, before deducting offering expenses payable by the Company. The Private Pre-Funded Warrants are immediately exercisable at an exercise price of $0.0001 per share and will expire when the Private Pre-Funded Warrants are fully exercised. The Concurrent Private Placement Offering closed on June 10, 2024.

The Purchase Agreements contain customary representations, warranties and agreements of the Company and the Investors and customary indemnification rights and obligations of the parties. Pursuant to the terms of the Institutional Purchase Agreement, we have agreed to certain restrictions, subject to certain exceptions, on the issuance and sale of its Common Stock and securities convertible into shares of Common Stock during the 90-day period following the closing of the Registered Offering. We also agreed not to effect or enter into an agreement to effect any issuance of Common Stock or any securities convertible into or exercisable or exchangeable for shares of Common Stock involving a variable rate transaction (as defined in the Institutional Purchase Agreement), subject to certain exceptions, until the six-month anniversary of the closing of the Registered Offering.

In addition, until the date that is the eighteen-month anniversary of the closing of the Registered Offering, the Institutional Investor is entitled to a participation right in any subsequent financing (as defined in the Institutional Purchase Agreement ) effected by the Company or any of its subsidiaries of Common Stock or Common Stock equivalents for cash consideration, or a combination of units thereof, up to an amount equal to 35% of such subsequent financing on the same terms, conditions and price provided for in the subsequent financing, subject to certain carve-outs as set forth in the Institutional Purchase Agreement.

In connection with the Offerings, on May 31, 2024, we also entered into a placement agency agreement (the “Placement Agency Agreement”) with Roth Capital Partners, LLC (the “Placement Agent”). Pursuant to the terms of the Placement Agency Agreement, the Placement Agent agreed to use its reasonable best efforts to arrange for the sale of the Registered Shares, the Registered Pre-Funded Warrants, the Registered Pre-Funded Warrant Shares, the Private Pre-Funded Warrants and the Private Pre-Funded Warrant Shares (the “Securities”). We paid the Placement Agent a cash fee equal to 6.5% of the gross proceeds generated from the Offerings and agreed to reimburse the Placement Agent for certain of its expenses in an amount up to $50,000. The Placement Agent did not receive cash placement agent fees on the sale of the Private Pre-Funded Warrants and the Private Pre-Funded Warrant Shares. The Placement Agency Agreement contains customary representations, warranties and agreements of the Company and the Placement Agent and customary indemnification rights and obligations of the parties.

Pursuant to the terms of the Placement Agency Agreement, we issued to the Placement Agent warrants (“Placement Agent Warrants”) to purchase up to 700,000 shares of Common Stock, or 5.0% of the aggregate shares of Common Stock (or Common Stock equivalents) issued in the Offerings, exercisable at a price per share of $0.25399. The Placement Agent Warrants are exercisable commencing six months after the closing date of the Registered Offering and expire May 31, 2029.

The Registered Offering closed on June 3, 2024, and on July 1, 2024, the Institutional Investor delivered a Notice of Exercise to us to purchase the Registered Pre-Funded Warrant Shares.

The Registered Shares and the Registered Pre-Funded Warrants were offered pursuant to our effective Shelf Registration Statement on Form S-3 (File No. 333-268957), which was previously filed and declared effective by the SEC, the accompanying base prospectus dated January 11, 2023, and a prospectus supplement dated May 31, 2024.

Nine months ended June 30, 2024

During the nine months ended June 30, 2024, we issued 7,875,000 shares of common stock through a Registered Direct Offering.

During the nine months ended June 30, 2024, we issued 1,850,874 shares of common stock upon the exercise of warrants.

During the nine months ended June 30, 2024, we issued 2,910,771 shares of common stock to a board member upon the conversion of non-revolving line of credit plus accrued interest.

During the nine months ended June 30, 2024, we issued 127,124 shares of common stock upon the conversion of non-revolving line of credit plus accrued interest.

During the nine months ended June 30, 2024, we issued 60,810 shares of common stock for capital raise costs.

During the nine months ended June 30, 2024, we issued 311,889 shares of common stock for consulting fees.

During the nine months ended June 30, 2024, we issued 292,117 shares of common stock for vested RSUs.

See Note 12 – Stock Options and Warrants for stock compensation discussion.

Nine months ended June 30, 2023

We filed a Shelf Registration Statement on Form S-3 that has been declared effective by the SEC. On May 12, 2023, we entered into an At Market (“ATM”) Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which we may offer and sell, from time to time through the Agent, shares of our Common Stock, for aggregate gross proceeds of up to $50,000,000. During the nine months ended June 30, 2023, we issued 2,779,997 shares of Common Stock under the Sales Agreement, resulting in cash proceeds of $8,317,936, net of placement agent’s commission and related fees of $257,435 but before deducting offering costs.

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

The following table summarizes the stock option activity for the nine months ended June 30, 2024:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Term	Value
Outstanding at September 30, 2023	8,849,305	$3.84	6.35	$—
Grants	201,666	0.23		—
Exercised	—	—		—
Expired	(805,854)	3.50		—
Forfeited	(399,236)	2.92		—
Outstanding at June 30, 2024	7,845,881	$3.83	5.76	$—
Exercisable at June 30, 2024	7,067,471	$3.79	5.45	$—

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than our stock price of $0.10 as of June 30, 2024, and $2.39 as of June 30, 2023, which would have been received by the option holders had those option holders exercised their options as of that date.

We recognize compensation expense for all stock options granted using the fair value-based method of accounting. During the nine months ended June 30, 2024, we issued 201,666 options valued at $0.23 per option. As of June 30, 2024, the total compensation cost related to nonvested awards not yet recognized is $1,917,278 and the weighted average period over which expense is expected to be recognized is 24.9 months.

We calculated the fair value of options issued using the Black-Scholes option pricing model, with the following assumptions:

June 30, 2024

Weighted average fair value of options granted	$0.23
Expected life	5.68 years
Risk-free interest rate	4.45%
Expected volatility	53.63%
Expected dividends yield	—
Forfeiture rate	—

The stock-based compensation expense related to option grants was $2,018,579 and $5,319,045, for the nine months ended June 30, 2024, and 2023, respectively.

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

On April 1, 2024, we granted 75,000 RSUs, which will vest over a year and four months period, with fifty percent (50%) of the shares subject to the RSUs vesting on the one (1) year anniversary of the grant date and the remaining shares vesting equally on a quarterly basis beginning three (3) months after the one-year anniversary until all RSUs are fully vested. Each RSU was valued at $0.32 per share.

The following table summarizes the RSU activity for the nine months ended June 30, 2024:

	Number of	Weighted Average	Aggregate
	RSUs	Fair Value	Intrinsic Value
Outstanding at September 30, 2023	860,754	$5.30	$427,795
Granted	3,880,000
Vested	(284,495)
Expired	—
Forfeited	(130,000)
Outstanding at June 30, 2024	4,326,259	$1.14	$436,952

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on our stock price of $0.10 as of June 30, 2024, and $2.39 as of June 30, 2023, which would have been received by the RSU holders as of that date.

The stock-based compensation expense related to RSU grants was $1,239,713 and $1,263,635, for the nine months ended June 30, 2024, and 2023, respectively.

As of June 30, 2024, the total compensation cost related to nonvested RSU awards not yet recognized was $4,560,326 and the weighted average period over which expense is expected to be recognized in months was 26.3.

Warrants

The following table summarizes the warrant activity for the nine months ended June 30, 2024:

	Number of	Weighted average exercise
	shares	price per share
Outstanding at September 30, 2023	5,592,573	$5.74
Issued*	3,125,000	0.41
Exercised	(1,850,874)	0.80
Expired	—	—
Outstanding at June 30, 2024	6,866,699	$2.19

* Excludes pre-funded warrants

We record all warrants granted using the fair value-based method of accounting.

During the nine months ended June 30, 2024, we issued 3,125,000 warrants in conjunction with a revolving line of credit. We allocated the fair value of the warrants at inception as deferred costs.

During the nine months ended June 30, 2024, we recorded debt discount of $1,003,125 for the warrants issued in conjunction with lines of credit and recorded the straight-line amortization ratably over the life of the debt as interest expense.

During the nine months ended June 30, 2024, we recorded consulting expense of $113,640 as a result of current period vesting of previously issued warrants to various companies for consulting services.

We calculated the fair value of warrants issued using the Black-Scholes option pricing model, with the following assumptions:

June 30, 2024
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

As of June 30, 2024, holders of Existing Warrants (including those held by Mr. Cassidy and Ms. Penz) had exercised warrants for 1,850,874 shares for an aggregate exercise price of $1,480,699. No other Existing Warrants have been repriced or exercised under the Warrant Repricing.

RAT Warrant Repricing

On May 31, 2024, we entered into a Non-Revolving Line of Credit Waiver and Consent Agreement (the “Waiver and Consent”), with the Loan Administrator, effective as of and contingent upon the closing of the Offerings, waiving certain provisions of the RAT Non-Revolving Line of Credit Agreement Amendment #1, pursuant to which the RAT Lenders agreed to irrevocably waive their rights to receive one-third (1/3) of the net proceeds of any non-affiliate capital raise, including the Offerings, and consent to us not paying any of such proceeds to the RAT Lenders. In consideration for entering into the Waiver and Consent, we agreed to reduce the exercise price of the RAT Loan Warrants and the Subordination Agreement Warrants held by the RAT Lenders to purchase an aggregate of 314,281 shares of Common Stock from $1.00 to $0.24. See “Note 11 – The Registered Offering and the Concurrent Private Placement Offering” above.

Pre-Funded Warrants

During the nine months ended June 30, 2024, we issued 1,777,174 pre-funded warrants in conjunction with a registered direct offering as well as 4,347,826 pre-funded warrants in conjunction with a private placement.

See Note 11 - The Registered Offering and the Concurrent Private Placement Offering for the discussion on pre-funded warrants.

NOTE 13 – SUBSEQUENT EVENTS

We have evaluated all subsequent events through the date of this quarterly report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2024, and events that occurred after June 30, 2024, but which were not recognized in the financial statements.

Exercise of Pre-Funded Warrants

On July 1, 2024, the Institutional Investor delivered a Notice of Exercise to us to purchase the Registered Pre-Funded Warrant Shares. See Note 11 - The Registered Offering and the Concurrent Private Placement Offering for the discussion on pre-funded warrants.

NYSE American Listing Requirements

As previously disclosed, on April 23, 2024, we received a deficiency letter from the NYSE American LLC (the “NYSE American”) indicating that we were not in compliance with the NYSE American continued listing standards set forth in Sections 1003(a)(i), (ii) and (iii) of the NYSE American Company Guide (the “Company Guide”), and were given until May 23, 2024 (the “Deadline”), to submit a plan to regain such compliance with the continued listing standards (a “Plan”).

We submitted a Plan by the Deadline, and on July 16, 2024, we received notification (the “Acceptance Letter”) from the NYSE American that our Plan was accepted. In the Acceptance Letter, the NYSE American granted us until October 23, 2025 (the “Plan Period”), to regain compliance with the continued listing standards.

During the Plan Period, we will be subject to periodic review by the NYSE American on its progress with the goals and initiatives outlined in the Plan. We intend to regain compliance with Sections 1003(a)(i), (ii) and (iii) of the Company Guide during the Plan Period; however, if we do not regain compliance with the NYSE American listing standards by October 25, 2025, or if we do not make sufficient progress consistent with the Plan during the Plan Period, then NYSE American may initiate delisting proceedings.

The Acceptance Letter has no immediate impact on the listing of our shares of common stock, par value $0.0001 per share (the “Common Stock”), which will continue to be listed and traded on the NYSE American during the Plan Period, subject to our compliance with the other listing requirements of the NYSE American. The Acceptance Letter does not affect our ongoing business operations or our reporting requirements with the Securities and Exchange Commission (the “SEC”).

We can provide no assurances that we will be able to make progress with respect to the Plan that the NYSE American will determine to be satisfactory, that it will regain compliance with Section 1003(a)(i), (ii) and (iii) of the Company Guide on or before the expiration of the Plan Period, or that developments and events occurring subsequent to our formulation of the Plan or its acceptance by the NYSE American will not adversely affect our ability to make sufficient progress and/or regain compliance with these continuing listing standards on or before the expiration of the Plan Period or result in our failure to be in compliance with other NYSE American continued listing standards.

Amendment to Loan Agreement

Effective as of July 29, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Industrial Funding Group, Inc. (the “Initial Lender”), for a revolving loan credit facility for the principal sum of up to four million dollars ($4,000,000.00), and through the exercise of an accordion feature, a total sum of up to ten million dollars ($10,000,000.00) (the “Loan”), evidenced by a Revolving Loan Secured Promissory Note (the “Revolving Loan Note”), also effective as of July 29, 2022. In connection with the Loan Agreement and the Revolving Loan Note, we also executed and delivered to the Initial Lender the Loan Agreement Schedule dated as of July 29, 2022 (the “Loan Agreement Schedule”) and other Loan Documents, as defined in the Loan Agreement.

Shortly thereafter, the Initial Lender assigned the Loan Agreement, and the loan documents related thereto, to GemCap Solutions, LLC (“GemCap” or “Senior Lender”). As previously disclosed, on October 27, 2022, the Loan Agreement was amended by Amendment Number 1 to the Loan and Security Agreement and to the Loan Agreement Schedule to increase the maximum availability and maximum credit of the loan from four million dollars ($4,000,000.00) to six million dollars ($6,000,000.00), evidenced by an Amended and Restated Secured Promissory Note (Revolving Loans), also dated October 27, 2022.

Effective July 29, 2024, we entered into Amendment Number 2 to the Loan and Security Agreement, the Loan Agreement Schedule, the Revolving Loan Note and to the other Loan Documents (the “Loan Agreement Amendment No. 2”) to amend certain material terms, including (i) to extend the maturity date of the Loan Agreement by one (1) year, from July 29, 2024, to July 29, 2025, and (ii) to make Retail Media TV, Inc., the Company’s wholly-owned subsidiary, a co-borrower thereunder.

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

Overview

We are a multichannel digital video platform media company that uses marketing technology, or “MarTech,” to generate our revenue and offer our services. Our technology and vast library of videos and licensed content enable us to curate and distribute short-form videos to connected televisions (“CTV”) and other screens; in out-of-home (“OOH”) dining, hospitality and retail establishments, convenience stores and other locations and venues to enable the operators of those locations to inform, entertain and engage their customers. Our technology also provides businesses the ability to promote and advertise their products via digital signage and provides third-party advertisers with a targeted marketing and promotional tool for their products and services. We also allow our business clients to access our service without advertisements by paying a monthly subscription fee. In the second and third quarters of fiscal year 2024, we have continued to work toward the expansion of our subscription offerings, including toward the introduction of a two-tier music video service offering, which will include a “primary tier” consisting of fewer than ten music video channels provided under a free ad-based service, and a “premium tier” of the full library of curated music video channels provided under a subscription service. We also recently announced a non-music subscription offering that includes a number of live channels ranging from live sports events to news and culture offerings.

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

As of June 30, 2024, we had approximately 81,000 active Loop Players and Partner Screens across the Loop Platform, which included 30,486 quarterly active Loop Players, or QAUs (as defined below) across our O&O Platform, a decrease of 13% (or 4,412 QAUs) from the 34,898 QAUs for the quarter ended June 30, 2023, and a decrease of 2,172 from the 32,658 QAUs for the quarter ended March 31, 2024, and approximately 51,000 Partner Screens across our Partner Platforms, an increase of 38% (or approximately 14,000) over approximately 37,000 Partner Screens for the quarter ended June 30, 2023, and an increase of approximately 1,000 Partner Screens over approximately 50,000 Partner Screens for quarter ended March 31, 2024. See “— Key Performance Indicators.”

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

Recent Developments

NYSE American Listing Requirements

As previously disclosed, on April 23, 2024, we received a deficiency letter from the NYSE American LLC (the “NYSE American”) indicating that we were not in compliance with the NYSE American continued listing standards set forth in Sections 1003(a)(i), (ii) and (iii) of the NYSE American Company Guide (the “Company Guide”), and were given until May 23, 2024 (the “Deadline”), to submit a plan to regain such compliance with the continued listing standards (a “Plan”).

We submitted a Plan by the Deadline, and on July 16, 2024, we received notification (the “Acceptance Letter”) from the NYSE American that our Plan was accepted. In the Acceptance Letter, the NYSE American granted us until October 23, 2025 (the “Plan Period”), to regain compliance with the continued listing standards.

During the Plan Period, we will be subject to periodic review by the NYSE American on its progress with the goals and initiatives outlined in the Plan. We intend to regain compliance with Sections 1003(a)(i), (ii) and (iii) of the Company Guide during the Plan Period; however, if we do not regain compliance with the NYSE American listing standards by October 25, 2025, or if we do not make sufficient progress consistent with the Plan during the Plan Period, then NYSE American may initiate delisting proceedings.

The Acceptance Letter has no immediate impact on the listing of our shares of common stock, par value $0.0001 per share (the “Common Stock”), which will continue to be listed and traded on the NYSE American during the Plan Period, subject to our compliance with the other listing requirements of the NYSE American. The Acceptance Letter does not affect our ongoing business operations or our reporting requirements with the Securities and Exchange Commission (the “SEC”).

We can provide no assurances that we will be able to make progress with respect to the Plan that the NYSE American will determine to be satisfactory, that it will regain compliance with Section 1003(a)(i), (ii) and (iii) of the Company Guide on or before the expiration of the Plan Period, or that developments and events occurring subsequent to our formulation of the Plan or its acceptance by the NYSE American will not adversely affect our ability to make sufficient progress and/or regain compliance with these continuing listing standards on or before the expiration of the Plan Period or result in our failure to be in compliance with other NYSE American continued listing standards.

Exercise of Pre-Funded Warrants

On July 1, 2024, the Institutional Investor delivered a Notice of Exercise to us to purchase the Registered Pre-Funded Warrant Shares. See – “Future Capital Requirements – The Registered Offering and the Concurrent Private Placement Offering.”

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

As of June 30, 2024, we had approximately 81,000 active Loop Players and Partner Screens across the Loop Platform, which includes 30,486 QAUs across our O&O Platform, a decrease of 13% (or 4,412 QAUs) from the 34,898 QAUs for the quarter ended June 30, 2023, and a decrease of 7% (or 2,172 QAUs) from the 32,658 QAUs for the quarter ended March 31, 2024, and approximately 51,000 Partner Screens across our Partner Platforms, an increase of 38% (or approximately 14,000 Partner Screens) over approximately 37,000 Partner Screens for the quarter ended June 30, 2023, and an increase of 2% (or 1,000 Partner Screens) over approximately 50,000 Partner Screens for the quarter ended March 31, 2024.

Our QAU footprint for the third quarter of fiscal 2024 was reduced from the prior periods as a result of natural attrition of Loop Players that were not immediately replaced, as we continued to revamp our distribution strategy and investments surrounding new Loop Players. Previously, we transitioned to a more targeted distribution model, pivoting our focus to certain designated advertising markets and geographies, as well as more desirable out-of-home locations and venues, including convenience stores, restaurants, bars, and other retail establishments. This more targeted distribution plan helped us to understand where we could actually achieve the greatest revenue opportunities in terms of geographies as well as venue types, and that those opportunities were not necessarily in the larger advertising markets, which generally experience greater competition, resulting in slower distribution growth in those markets, as compared to the potential for growth in smaller markets. As such, our growth has been flat in recent periods.  We believe this will change as we increase our distribution efforts with our extensive affiliate network beginning in the fourth quarter of fiscal 2024, with a goal of growing our QAUs quarter on quarter, providing a more robust distribution platform for our advertising partners going forward.

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

For the quarter ended June 30, 2024, AD ARPU was $84, compared to $64 for the quarter ended March 31, 2024, a 31% increase. AD ARPU was $142 for the quarter ended December 31, 2023, $90 for the quarter ended September 30, 2023, and $114 for the quarter ended June 30, 2023.

For the quarter ended June 30, 2024, SUB ARPU was $561, compared to $554 for the quarter ended March 31, 2024, a 1% increase. SUB ARPU was $426 for the quarter ended December 31, 2023, $353 for the quarter ended September 30, 2023, and $222 for the quarter ended June 30, 2023.

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

Restructuring Costs

As previously disclosed, we began taking steps in fiscal year 2023 to increase efficiency and cut costs, while still maintaining our focus on, and dedication to, the continued growth of our business. These cuts and adjustments across several aspects of our business, including reductions in headcount and organizational restructuring, continued in the first three quarters of fiscal year 2024 and continue as of the date of this Report. As a result, we have seen a decrease of 35% in our SG&A costs in the three months ended June 30, 2024, over the same period in fiscal 2023, and a decrease of 27% in our SG&A costs in the nine months ended June 30, 2024, over the same period in fiscal 2023.

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

For the three months ended June 30, 2024, compared to the three months ended June 30, 2023:

	Three months ended June 30,
	2024	2023	$ variance	% variance
Revenue	$4,350,570	$5,734,976	$(1,384,406)	(24)%
Cost of revenue	3,440,213	3,911,733	(471,520)	(12)%
Gross profit	910,357	1,823,243	(912,886)	(50)%
Total operating expenses	5,690,692	9,318,563	(3,627,871)	(39)%
Loss from operations	(4,780,335)	(7,495,320)	2,714,985	(36)%

Other income (expense):
Interest expense	(670,981)	(962,718)	291,737	(30)%
Other income (expense)	34	(65,643)	65,677	(100)%
Employee retention credits	—	648,543	(648,543)	(100)%
Total other income (expense)	(670,947)	(379,818)	(291,129)	77%

Income tax (expense)/benefit	(335)	(394)	59	(15)%
Net loss	$(5,451,617)	$(7,875,532)	$2,423,915	(31)%

Revenue

Our revenue for the three months ended June 30, 2024, was $4,350,570, a decrease of $1,384,406, or 24%, from $5,734,976 for the three months ended June 30, 2023. This decrease was primarily driven by a challenging ad market environment in the second and third quarters of fiscal year 2024 due to one of the largest ad demand participants changing their terms of business with ad publishers, including us, which resulted in a material negative impact on our ad demand partner revenue.

During the latter part of the second quarter and through the third quarter of fiscal year 2024, we worked with our demand partners and successfully integrated those changes and believe we restored demand from this ad demand participant, although their new algorithms do not allow for the same historical frequency of ad calls and ad fills. As a result, we do not expect to experience the same levels of absolute revenue previously recognized by this ad-demand participant unless and until we significantly increase our distribution footprint.

Finally, our decrease in revenue for the three months ended June 30, 2024, from the three months ended June 30, 2023, was also a result of the reduction in ad demand partners in the third quarter of fiscal year 2024 that view our Loop Platform as a CTV platform on which CTV ad budgets can be spent, as compared to the number of ad partners that viewed us as a CTV platform in the third quarter of fiscal year 2023. CTV advertising budgets are generally significantly higher and thus CTV ad demand is generally associated with higher fill rates and CPMs, as compared to DOOH ad budgets and DOOH ad demand.

Cost of Revenue

Our cost of revenue for the three months ended June 30, 2024, was $3,440,213, a decrease of $471,520, or 12%, from $3,911,733 for the three months ended June 30, 2023. This decrease in cost of revenue was primarily due to decreased revenue, which results in lower variable costs, offset by fixed fee and minimum fee licensing costs.

During the third quarter of fiscal year 2024 we continued the cost-cutting review we began earlier in fiscal year 2024, which we believed would provide the framework to making us more competitive in the CTV for business/DOOH industry and would accelerate our potential path to break even and achieve operating profitability. These measures have included: (1) discussions with certain of our third-party content providers and other licensors with a view to (i) restructuring existing or new license agreements and (ii) eliminating certain fixed fee content licenses, in each case to more closely align payments to content licensors with revenue associated with such content; (2) the development and promotion of lower cost channels to reduce or eliminate third-party content license fees, where possible; and (3) a continued review of existing third-party vendor products and services with a view to eliminating approximately $750,000 in ongoing yearly costs and expenses beginning in the first quarter of fiscal year 2025.

These efforts are ongoing and as these initiatives and changes continue to take effect, we believe we will see improved margins for the business. There can be no assurances, however, that we will be able to effect all changes that we have identified or that any such changes will achieve the desired results.

Gross Profit Margin

Our gross profit margin for the three months ended June 30, 2024, was $910,357, a decrease of $912,886, or 50%, from $1,823,243 for the three months ended June 30, 2023. Our gross profit margin as a percentage of total revenue for the three months ended June 30, 2024, was approximately 20.9% compared to 31.8% for the three months ended June 30, 2023. The percentage decrease was primarily driven by decreased revenue.

Certain of our content license agreements provide for license fees to be paid at the greater of a percentage of revenue or some other non-revenue metric, based on the breadth of the Loop Platform and the amount of streaming done across the Loop platform. In times of reduced revenue, our ability to match more closely revenue and expenses is reduced, as our license fees may not be paid out as a percentage of revenue, but instead on other less advantageous metrics. In addition, our fixed fee content license agreements may reduce our gross profit margins, as the fixed fees paid are a greater percentage of lower revenue than they would be on higher revenue.

The relative contributions to total revenue of our O&O Platform and Partner Platforms businesses will impact our gross profit margin as a percentage of total revenue in future periods. Each of these businesses have different cost of revenue components with a lower gross profit margin in our Partner Platforms business, offset by lower operating and selling costs.

Total Operating Expenses

Our operating expenses for the three months ended June 30, 2024, were $5,690,692, a decrease of $3,627,871, or 39%, from $9,318,563 for the three months ended June 30, 2023. This decrease in operating expenses was primarily due to a decrease in sales, general and administrative expenses as well as stock-based compensation as follows:

Sales, General and Administrative Expenses

Our Sales, General and Administrative Expenses for the three months ended June 30, 2024, were $4,116,186, a decrease of $2,168,328, or 35%, from $6,284,514 for the three months ended June 30, 2023. This decrease in Sales, General and Administrative expenses was primarily due to reductions in marketing costs, professional and administration fees, headcount and sales commissions in the third quarter of fiscal 2024.

More specifically:

●	Our payroll costs for the three months ended June 30, 2024, were $2,048,920, a decrease of $439,970 or 18% from $2, 488,890 for the three months ended June 30, 2023, primarily driven by a reduction in headcount, sales commissions and corporate bonuses.

●	Our marketing costs for the three months ended June 30, 2024, were $957,727, a decrease of $1,785,467, or 65%, from $2,743,194 for the three months ended June 30, 2023, primarily due to a reduction in affiliate fees, brand marketing and digital advertising spend.

●	Our professional fees for the three months ended June 30, 2024, were $398,346, a decrease of $86,750, or 18%, from $485,096 for the three months ended June 30, 2023, primarily due to a decrease in legal and accounting fees, offset slightly by music license reporting costs.

●	Our administration fees for the three months ended June 30, 2024, were $253,165, a decrease of $91,257, or 26%, from $344,422 for the three months ended June 30, 2023, primarily due to a decrease in insurance premiums.

Sales, General and Administrative Expenses as a percentage of total revenue for the three months ended June 30, 2024, was 94.6% compared to 109.6% for the three months ended June 30, 2023.

As a result of the cost-cutting measures that we have undertaken in fiscal year 2024, we have realized a quarter-on-quarter reduction in our Sales, General and Administrative Expenses of $1,619,508, or 28%, from $5,735,694 in the second quarter ended March 31, 2024, to $4,116,186 in the third quarter ended June 30, 2024. We do not expect to achieve similar reductions in future periods, as we are focused on sustaining our SG&A costs at approximately this level per quarter for the remainder of fiscal year 2024 and through fiscal year 2025.

Stock-Based Compensation

Our stock compensation (non-cash) for the three months ended June 30, 2024, was $931,571, a decrease of $1,660,798, or 64%, from $2,592,369 for the three months ended June 30, 2023, primarily due to a decrease in stock compensation expense driven by the decrease in stock awards granted and a lower stock price.

Restructuring Costs

Our restructuring costs for the three months ended June 30, 2024, was $220,053 compared to $146,672 for the three months ended June 30, 2023, due to higher costs related to the reduction of headcount in the third quarter of fiscal year 2024 as compared to the lower costs related to the dismantling of our former Loop Media Studios division and its integration into other areas of our business in the same period the previous year.

Board Cash Compensation Deferral

As part of the cost-cutting measures being undertaken across the Company, effective as of May 3, 2024, our Board of Directors agreed to defer all cash compensation due to them for the remainder of fiscal year 2024 until October 1, 2024, at which time deferred payments are expected to be paid and regular quarterly payments are scheduled to resume.

Total Other Expense

Our total other expenses for the three months ended June 30, 2024, were $670,947, an increase of $291,129, or 77%, from $379,818 total other expenses for the three months ended June 30, 2023. This increase in other expenses was due to an employee retention credit of $648,543 for the three months ended June 30, 2023, that was not credited in the corresponding period of 2024, partially offset by a reduction in interest expense for the three months ended June 30, 2024, which was primarily driven by the paydown of debt and the conversion of debt to equity.

For the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023:

	Nine months ended June 30,
	2024	2023	$ variance	% variance
Total revenue	$18,524,289	$25,954,038	$(7,429,749)	(29)%
Cost of revenue	13,571,229	16,859,683	(3,288,454)	(20)%
Gross profit	4,953,060	9,094,355	(4,141,295)	(46)%
Total operating expenses	20,832,798	29,735,349	(8,902,551)	(30)%
Loss from operations	(15,879,738)	(20,640,994)	4,761,256	(23)%

Other income (expense):
Interest expense	(2,402,444)	(2,889,745)	487,301	(17)%
Other income (expense)	289	(68,267)	68,556	(100)%
Loss on extinguishment of debt	(25,424)	—	(25,424)	N/A
Employee retention credits	—	648,543	(648,543)	(100)%
Total other income (expense)	(2,427,579)	(2,309,469)	(118,110)	5%

Income tax (expense)/benefit	(335)	(1,624)	1,289	(79)%
Net loss	$(18,307,652)	$(22,952,087)	$4,644,435	(20)%

Revenue

Our revenue for the nine months ended June 30, 2024, was $18,524,289, a decrease of $7,429,749, or 29%, from $25,954,038 for the nine months ended June 30, 2023. This decrease was primarily driven by (i) a lack of political ad placements in the first quarter of fiscal 2024, as compared to those in the first quarter of fiscal 2023, during which period there was significant political ad spend in connection with the U.S. congressional and local elections, and (ii) a slowdown in digital advertising spend in the first quarter of fiscal 2024, as compared to the same period in the previous fiscal year, due to the more challenging macroeconomic environment in the first quarter of fiscal 2024.

We also saw a slowdown in ad spending in the last couple of weeks of our first quarter of fiscal year 2024 due to one of the largest ad demand participants changing their terms of business with ad publishers, including us. This change had a material adverse impact on our ad demand partner revenue for the last weeks of December 2023 and through the current period.

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

Cost of Revenue

Our cost of revenue for the nine months ended June 30, 2024, was $13,571,229, a decrease of $3,288,454, or 20%, from $16,859,683 for the nine months ended June 30, 2023. This decrease in cost of revenue was primarily due to decreased revenue, which results in lower variable costs, offset by fixed fee and minimum fee licensing costs.

During the second and third quarters of fiscal year 2024, we have undertaken an operational and cost-cutting review across the Company, which has included: (1) discussions with certain of our third-party content providers and other licensors with a view to (i) restructuring existing or new license agreements and (ii) eliminating certain fixed fee content licenses, in each case to more closely align payments to content licensors with revenue associated with such content; (2) the development and promotion of lower cost channels to reduce or eliminate third-party content license fees, where possible; and (3) a continued review of existing third-party vendor products and services with a view to eliminating approximately $750,000 in ongoing yearly costs and expenses beginning in the first quarter of fiscal year 2025. These are ongoing efforts and as these initiatives and changes continue to take effect, we believe we will see improved margins for the business. There can be no assurances, however, that we will be able to effect all changes that we have identified or that any such changes will achieve the desired results.

Gross Profit Margin

Our gross profit margin for the nine months ended June 30, 2024, was $4,953,060, a decrease of $4,141,295, or 46%, from $9,094,355 for the nine months ended June 30, 2023. Our gross profit margin as a percentage of total revenue for the nine months ended June 30, 2024, was approximately 26.7% compared to 35% for the nine months ended June 30, 2023. The percentage decrease was primarily driven by decreased revenue and revenue mix, as the year-ago period included a smaller portion of our Partner Platform business which carries lower gross margin, offset by lower operating costs resulting in higher operating margin.

Certain of our content license agreements provide for license fees to be paid at the greater of a percentage of revenue or some other non-revenue metric, based on the breadth of the Loop Platform and the amount of streaming done across that platform. In times of reduced revenue, our ability to match more closely revenue and expenses is reduced, as our license fees may not be paid out as a percentage of revenue, but on other less advantageous metrics. In addition, our fixed fee content license agreements may reduce our gross profit margins, as the fixed fees paid are a greater percentage of lower revenue than they would be on higher revenues.

The relative contributions to total revenue of our O&O Platform and Partner Platforms businesses will impact our gross profit margin as a percentage of total revenue in future periods. Each of these businesses have different cost of revenue components with a lower gross profit margin in our Partner Platforms business.

Total Operating Expenses

Our operating expenses for the nine months ended June 30, 2024, were $20,832,798, a decrease of $8,902,551, or 30%, from $29,735,349 for the nine months ended June 30, 2023. This decrease in operating expenses was primarily due to a decrease in sales, general and administrative expenses as well as a reduction in stock-based compensation, as follows:

Sales, General and Administrative Expenses

Our Sales, General and Administrative Expenses for the nine months ended June 30, 2024, were $16,022,857, a decrease of $5,989,103, or 27%, from $22,011,962 for the nine months ended June 30, 2023. This decrease in Sales, General and Administrative expenses was primarily due to a reduction in payroll costs, marketing costs and administration fees resulting in lower expenditures and decreased payroll expenses.

More specifically:

●	Our payroll costs for the nine months ended June 30, 2024, were $7,021,814, a decrease of $2,748,412, or 28%, from $9,770,226 for the nine months ended June 30, 2023, primarily driven by a reduction in headcount, sales commissions and corporate bonuses.

●	Our marketing costs for the nine months ended June 30, 2024, were $4,883,946, a decrease of $3,763,792, or 44%, from $8,647,738 for the nine months ended June 30, 2023, primarily due to a reduction in affiliate fees, brand marketing and digital advertising spend resulting in lower marketing expenditures.

●	Our administration fees for the nine months ended June 30, 2024, were $755,505, a decrease of $338,859, or 31%, from $1,094,364 for the nine months ended June 30, 2023, primarily due to a decrease in insurance premiums and board fees.

Sales, General and Administrative Expenses as a percentage of total revenue for the nine months ended June 30, 2024, was 86.5% compared to 84.8% for the nine months ended June 30, 2023.

Stock-Based Compensation

Our stock compensation (non-cash) for the nine months ended June 30, 2024, was $3,371,933, a decrease of $3,487,050, or 51%, from $6,858,983 for the nine months ended June 30, 2023, primarily driven by the decrease in stock award grants and our stock price.

Restructuring Costs

Our restructuring costs for the nine months ended June 30, 2024, were $220,053 compared to $146,672 for the nine months ended June 30, 2023, due to higher costs related to the reduction of headcount in this period in fiscal 2024 as compared to the lower costs related to the dismantling of our former Loop Media Studios division and its integration into other areas of our business in the same period the previous fiscal year.

Total Other Expense

Our total other expenses for the nine months ended June 30, 2024, were $2,427,579, an increase of $118,110 or 5% from $2,309,469 for the nine months ended June 30, 2023. This increase in other expenses was primarily due to increased interest expense from rising interest rates and increased borrowing offset by employee retention credits as described below.

The employee retention credits we received from the Internal Revenue Service include refundable credits recognized under the provisions of the CARES Act and extension thereof. During the nine months ended June 30, 2024, we received and recorded credits in the amount of $0 compared to $648,543 for the nine months ended June 30, 2023.

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

The following table provides a reconciliation of net loss to EBITDA for each of the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
GAAP net loss	$(5,451,617)	$(7,875,532)	$(18,307,652)	$(22,952,087)
Adjustments to reconcile to EBITDA:
Interest expense	670,981	962,718	2,402,444	2,889,745
Depreciation and Amortization expense*	1,221,316	1,074,173	3,574,672	2,809,609
Income Tax expense/(benefit)	335	394	335	1,624

EBITDA	$(3,558,985)	$(5,838,247)	$(12,330,201)	$(17,251,109)

* Includes amortization of content assets and cost of revenue and operating expenses.

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

We define Adjusted EBITDA as: EBITDA, as further adjusted for stock-based compensation, non-recurring income and expenses, if any, restructuring costs, loss on the extinguishment of debt, employee retention credits and other income, including foreign currency translation adjustments, realized foreign currency gains/losses and unrealized gains/losses.

Adjusted EBITDA is not measured in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular:

●	Adjusted EBITDA does not reflect the amounts we paid in interest expense on our outstanding debt;

●	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;

●	Adjusted EBITDA does not include depreciation expense from fixed assets;

●	Adjusted EBITDA does not include amortization expense;

●	Adjusted EBITDA does not include the impact of stock-based compensation;

●	Adjusted EBITDA does not include the impact of non-recurring expense;

●	Adjusted EBITDA does not include the impact of restructuring costs;

●	Adjusted EBITDA does not include the impact of the loss on the extinguishment of debt;

●	Adjusted EBITDA does not include the impact of employee retention credits; and

●	Adjusted EBITDA does not include the impact of other income including foreign currency translation adjustments, realized foreign currency gains/losses and unrealized gains/losses.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
GAAP net loss	$(5,451,617)	$(7,875,532)	$(18,307,652)	$(22,952,087)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense	670,981	962,718	2,402,444	2,889,745
Depreciation and Amortization expense*	1,221,316	1,074,173	3,574,672	2,809,609
Income Tax expense/(benefit)	335	394	335	1,624

Stock-based compensation**	931,571	2,592,369	3,371,933	6,858,983
Non-recurring expense	159,425	62,615	437,838	62,615
Restructuring costs	220,053	146,672	220,053	146,672
Loss on extinguishment of debt	—	—	25,424	—
Employee retention credits	—	(648,543)	—	(648,543)
Other Income (expense)	(34)	3,028	(289)	5,652

Adjusted EBITDA	$(2,247,970)	$(3,682,106)	$(8,275,242)	$(10,825,730)

*Includes amortization content assets.

**Stock-based compensation includes options, RSUs and warrants

Liquidity and Capital Resources

As of June 30, 2024, we had cash of $1,546,088.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Nine months ended June 30,
	2024	2023
Net cash used in operating activities	$(4,949,514)	$(14,754,617)
Net cash used in investing activities	(754,543)	(1,483,498)
Net cash provided by (used in) financing activities	4,181,449	8,552,489
Change in cash	(1,522,608)	(7,685,626)

Cash, beginning of period	3,068,696	14,071,914
Cash, end of period	$1,546,088	$6,386,288

Historically, our principal sources of cash have included revenues from our operations, proceeds from the issuance of shares of our common stock (“Common Stock”), preferred stock and warrants as well as proceeds from the issuance of debt.

Although historically we have reported significant recurring losses as well as negative cash flows used in operations, we intend to meet future cash requirements and maintain operations by continuing to reduce overall operating expenses, continuing to focus on increasing the scope and size of the Partner Platforms and explore alternative revenue generating sources to generate cash through operations while continuing to fund through financing activities and through the use of equity and debt instruments available to us.

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

Cash Flows for the Nine Months Ended June 30, 2024, and 2023

Net Cash Flow Used in Operating Activities

Our net cash used in operating activities during the nine months ended June 30, 2024, was $4,949,514, a decrease of $9,805,103, or 66%, from $14,754,617 for the nine months ended June 30, 2023, primarily driven by decreased SG&A expenditures and stock-based compensation expense partially offset by increased depreciation and amortization expense as well as bad debt expense.

Net Cash Flow Used in Investing Activities

Our net cash used in investing activities during the nine months ended June 30, 2024, was $754,543, a decrease of $728,955, or 49%, from $1,483,498 for the nine months ended June 30, 2023, primarily driven by a decrease in the purchase of property and equipment.

Net Cash Flow Provided by Financing Activities

Our net cash provided by financing activities during the nine months ended June 30, 2024, was $4,181,449, a decrease of $4,371,040, or 51%, from $8,552,489 for the nine months ended June 30, 2023, primarily due to no proceeds from the issuance of common stock through the ATM Sales Agreement partially offset by proceeds from the issuance of Common Stock and pre-funded warrants in the Registered Offering (as defined below), the issuance of pre-funded warrants in the Private Placement (as defined below) and the exercise of warrants.

As a result of the above activities, for the nine months ended June 30, 2024, we recorded a cash balance of $1,546,088, a decrease of $4,840,200, or 76%, from $6,386,288 for the nine months ended June 30, 2023.

Future Capital Requirements

We have generated limited revenue, and as of June 30, 2024, our cash totalled $1,546,088, and we had an accumulated deficit of $146,593,195. We anticipate further losses as well as negative cash flows used in operations in the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of the accompanying consolidated financial statements.

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

Our primary source of operating funds since inception has been cash proceeds from the sale of our Common Stock and debt and equity financing transactions. Our ability to continue as a going concern is dependent upon our ability to generate sufficient revenue and our ability to raise additional funds by way of our debt and equity financing efforts. As previously disclosed, we have continued to explore potential strategic alternatives to maximize shareholder value, and to evaluate potential financing opportunities.

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

The Excel Revolving Line of Credit had a balance, including accrued interest, amounting to $2,582,590 and $0 as of June 30, 2024, and September 30, 2023, respectively. We incurred interest expense for the Excel Revolving Line of Credit in the amount of $256,084 and $0 for the nine months ended June 30, 2024, and 2023, respectively.

GemCap Revolving Line of Credit

Effective as of July 29, 2022, we entered into a Loan and Security Agreement with Industrial Funding Group, Inc. (the “Initial Lender”) for a revolving loan credit facility for the initial principal sum of up to $4,000,000, and through the exercise of an accordion feature, a total sum of up to $10,000,000 (the “GemCap Revolving Line of Credit Agreement”), evidenced by a Revolving Loan Secured Promissory Note (the “Revolving Loan Note”), also effective as of July 29, 2022 (the “GemCap Revolving Line of Credit”). In connection with the GemCap Revolving Line of Credit Agreement and the Revolving Loan Note, we also executed and delivered to the Initial Lender the Loan Agreement Schedule dated as of July 29, 2022 (the “Loan Agreement Schedule”) and other Loan Documents (as defined in the GemCap Revolving Line of Credit Agreement). Shortly after the effective date of the GemCap Revolving Line of Credit Agreement, the Initial Lender assigned the GemCap Revolving Line of Credit Agreement, and the Loan Documents, to GemCap Solutions, LLC (“GemCap” or the “Senior Lender”).

Effective as of October 27, 2022, we entered into Amendment Number 1 to the Loan and Security Agreement and to the Revolving Loan Agreement Schedule, and the Amended and Restated Secured Promissory Note (Revolving Loans) with the Senior Lender to increase the principal sum available under the GemCap Revolving Line of Credit Agreement from $4,000,000 to $6,000,000.

Effective July 29, 2024, we entered into Amendment Number 2 to the Loan and Security Agreement, the Loan Agreement Schedule, the Revolving Loan Note and to the other Loan Documents to amend certain material terms, including to (i) extend the maturity date of the GemCap Revolving Line of Credit Agreement by one (1) year, from July 29, 2024, to July 29, 2025, and (ii) to make Retail Media TV, Inc., our wholly-owned subsidiary, a co-borrower thereunder.

The GemCap Revolving Line of Credit had an original maturity date of July 29, 2024, and began accruing interest on the unpaid principal balance of advances, payable monthly in arrears, on September 7, 2022, at an annual rate equal to the greater of (I) the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) zero percent (0.00%), and (II) four percent (4.00%). Availability for borrowing under the GemCap Revolving Line of Credit is dependent upon our assets in certain eligible accounts and measures of revenue, subject to reduction for reserves that the Senior Lender may require in its discretion, and the accordion feature is a provision whereby we may request that the Senior Lender increase availability under the GemCap Revolving Line of Credit, subject to its sole discretion.

Under the GemCap Revolving Line of Credit Agreement, we have granted to the Senior Lender a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the loan, our existing secured lenders, some of whom are the RAT Lenders under our RAT Non-Revolving Line of Credit (each as defined below) (collectively, the “Subordinated Lenders”) delivered subordination agreements (the “GemCap Subordination Agreements”) to the Senior Lender. We are permitted to make regularly scheduled payments, including payments upon maturity, to such subordinated lenders and potentially other payments subject to a measure of cash flow and receiving certain financing activity proceeds, in accordance with the terms of the GemCap Subordination Agreements. In connection with the delivery of the GemCap Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our Common Stock (each, a “Subordination Agreement Warrant”). Each Subordination Agreement Warrant has an exercise price of $5.25 per share, expires on July 29, 2025, and is exercisable at any time prior to such date. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, Executive Chairman of our Board of Directors (“Mr. Cassidy”), as directed by its affiliate, Excel Family Partners, LLLP (“Excel”), an entity also managed by Mr. Cassidy, one of the Subordinated Lenders. The Subordinated Lenders receiving warrants for the remaining 104,759 warrant shares were also entitled to receive a cash payment of $22,000 six months from the date of the GemCap Subordination Agreements, representing one percent (1.00%) of the outstanding principal amount of the loan held by such Subordinated Lenders. This cash payment was made to those Subordinated Lenders on January 25, 2023.

The GemCap Revolving Line of Credit had a balance, including accrued interest, amounting to $2,279,596 and $3,757,074 as of June 30, 2024, and September 30, 2023, respectively. We incurred interest expense for the GemCap Revolving Line of Credit in the amount of $1,012,000 and $1,068,425 for the nine months ended June 30, 2024, and 2023, respectively.

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

Effective as of November 13, 2023, we entered into a Non-Revolving Line of Credit Loan Agreement Amendment (the “RAT Non-Revolving Line of Credit Agreement Amendment #1”) with the RAT Lenders to: (i) extend the Original RAT Line of Credit Maturity Date from eighteen (18) months to twenty-seven (27) months from the date of the RAT Non-Revolving Line of Credit Agreement, or August 13, 2024 (the “First Extended RAT Line of Credit Maturity Date”); and (ii) amend the payment terms of the RAT Non-Revolving Line of Credit such that payments of interest or principal under the RAT Non-Revolving Line of Credit Agreement and the RAT Note will be due and payable from November 13, 2023, to the First Extended RAT Line of Credit Maturity Date as follows: (a) one payment of $374,000 (comprised of accrued interest of $132,000 due through November 13, 2023, an initial payment of principal of $220,000 and $22,000 as consideration to extend the Original RAT Line of Credit Maturity Date) due on November 13, 2023; and (b) nine (9) monthly payments of principal of $220,000 plus accrued interest, commencing December 13, 2023. In consideration for the extension of the Original RAT Line of Credit Maturity Date, we agreed to amend the terms of the RAT Loan Warrants as well as the Subordination Agreement Warrants issued to the RAT Lenders in connection with the GemCap Subordination Agreements described above to reduce the respective exercise prices thereof to $1.00. See “—GemCap Revolving Line of Credit.” We also agreed to apply one-third (1/3) of the net proceeds of any capital raise that takes place subsequent to the date of the RAT Non-Revolving Line of Credit Agreement Amendment #1, other than proceeds from an equity offering under any at-the-market (“ATM”) program or from an affiliate or insider, toward paying down the then outstanding principal amount due under the RAT Non-Revolving Line of Credit. Pursuant to the RAT Non-Revolving Line of Credit Agreement Amendment #1, each RAT Lender agreed to enter into a lock-up agreement restricting the disposal of any shares of our Common Stock that are issued in connection with the exercise of the RAT Loan Warrants or the Subordination Agreement Warrants for a period of twelve (12) months from the date of the RAT Non-Revolving Line of Credit Agreement Amendment #1. Effective as of November 13, 2023, we issued an Amended and Restated Non-Revolving Line of Credit Promissory Note Amendment to the Lenders reflecting the extension of the Original RAT Line of Credit Maturity Date.

On April 18, 2024, we entered into that certain Non-Revolving Line of Credit Loan Agreement Amendment #2 (the “RAT Non-Revolving Line of Credit Agreement Amendment #2”) with the RAT Lenders to: (i) extend the Original RAT Line of Credit Maturity Date from eighteen (18) months to thirty-two (32) months from the date of the RAT Non-Revolving Line of Credit Agreement, or January 13, 2025 (the “Second Extended RAT Line of Credit Maturity Date”); and (ii) amend the payment terms of the RAT Non-Revolving Line of Credit such that payments of interest and principal under the RAT Non-Revolving Line of Credit Agreement and the RAT Note are due and payable from April 13, 2024, to the Second Extended RAT Line of Credit Maturity Date, as follows: (a) one payment of $121,000, comprised of accrued interest of $11,000 through April 13, 2024, and an initial payment of principal of $110,000, due on April 13, 2024; and (b) nine (9) monthly payments of principal of $110,000, plus accrued interest, commencing on May 13, 2024. We issued a Second Amended and Restated Non-Revolving Line of Credit Promissory Note, effective April 13, 2024, to the RAT Lenders reflecting the extension of the Original RAT Line of Credit Maturity Date.

On May 31, 2024, we entered into a Non-Revolving Line of Credit Waiver and Consent Agreement (the “Waiver and Consent”), with the Loan Administrator, effective as of and contingent upon the closing of a non-affiliate capital raise, waiving certain provisions of the RAT Non-Revolving Line of Credit Agreement Amendment #1, pursuant to which the RAT Lenders agreed to irrevocably waive their rights to receive one-third (1/3) of the net proceeds of any non-affiliate capital raise, including the Offerings (as defined below), and consented to us not paying any of such proceeds to the RAT Lenders. In consideration for entering into the Waiver and Consent, we agreed to reduce the exercise price of the RAT Loan Warrants and the Subordination Agreement Warrants held by the RAT Lenders to purchase an aggregate of 314,281 shares of Common Stock from $1.00 to $0.24. See “ – The Registered Offering and the Concurrent Private Placement Offering” below.

The RAT Non-Revolving Line of Credit had a balance, including accrued interest, amounting to $774,222 and $2,300,899 as of June 30, 2024, and September 30, 2023, respectively. We incurred interest expense for the RAT Non-Revolving Line of Credit in the amount of $409,165 and $670,146 for the nine months ended June 30, 2024, and 2023, respectively.

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

As of December 14, 2023, the outstanding principal and interest on Excel’s portion of the May 2023 Secured Line of Credit was $2,328,617 (the “Excel May 2023 Secured Line of Credit Pay Off-Amount”) of the total aggregate principal and interest outstanding under the May 2023 Secured Line of Credit of $3,262,817. On December 14, 2023, Excel agreed to convert the Excel May 2023 Secured Line of Credit Pay-Off Amount owed under the May 2023 Secured Line of Credit Agreement into 2,910,771 shares of our Common Stock at a conversion price per share of $0.80. In addition, in connection with the Warrant Repricing (as defined below), on December 14, 2023, Excel agreed to reprice the per share warrant exercise price of the warrant for 209,398 shares of our Common Stock to $0.80 per warrant share and immediately exercised the warrant, delivering the net proceeds of $167,518.40 to us. See “—Repricing and Exercise of Certain Warrants.”

On December 31, 2023, one of the remaining lenders under the May 2023 Secured Line of Credit converted $101,699.83 in outstanding principal and interest into 127,124 shares of our Common Stock at a conversion price per share of $0.80. As of June 30, 2024, a total principal amount of $800,000 remained outstanding on the May 2023 Secured Line of Credit and warrants for a total of 83,142 warrant shares had been issued to the remaining lenders in connection with the May 2023 Secured Line of Credit and remained outstanding.

The May 2023 Secured Loan had a principal balance, including accrued interest, amounting to $861,333 and $3,214,769 as of June 30, 2024, and September 30, 2023, respectively. We incurred interest expense for the May 2023 Secured Loan in the amount of $293,520 and $40,736 for the nine months ended June 30, 2024, and 2023, respectively.

Excel $1.0M Line of Credit

On March 28, 2024, we entered into a Secured Non-Revolving Line of Credit Loan Agreement with Excel, an entity managed by Bruce Cassidy, Executive Chairman of our Board of Directors (the “Excel $1.0M Secured Line of Credit Agreement”), for an aggregate principal amount of up to $1,000,000 (the “Excel $1.0M Line of Credit”), evidenced by a Secured Non-Revolving Line of Credit Promissory Note (the “Excel $1.0M Note”). The Excel $1.0M Line of Credit matures one hundred eighty (180) days from the date of the Excel $1.0M Secured Line of Credit Agreement (the “Excel $1.0M Line of Credit Maturity Date”) and accrues interest, payable in arrears on the Excel $1.0M Line of Credit Maturity Date, at a fixed rate of interest equal to twelve percent (12%) per year.

Under the Excel $1.0M Secured Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement.

On May 31, 2024, we entered into a Waiver and Consent Letter Agreement with Excel (the “Excel Waiver Agreement”), effective as of and contingent upon the closing of the Registered Offering (as defined and described below), waiving certain provisions of the Excel $1.0M Secured Line of Credit Agreement, pursuant to which Excel irrevocably agreed to waive its rights to receive five hundred thousand dollars ($500,000) of the net proceeds of any non-affiliate capital raise, including the Registered Offering, and consented to us not paying any of such proceeds to it, contingent upon the closing of such a non-affiliate capital raise, including the Registered Offering. See “ – The Registered Offering and the Concurrent Private Placement Offering” below.

The Excel $1.0M Line of Credit had a balance, including accrued interest, amounting to $1,031,333 and $0 as of June 30, 2024, and September 30, 2023, respectively. We incurred interest expense for the Excel $1.0M Line of Credit in the amount of $31,333 and $0 for the nine months ended June 30, 2024, and 2023, respectively.

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

As of June 30, 2024, holders of Existing Warrants (including those held by Mr. Cassidy and Ms. Penz) had exercised warrants for 1,850,874 shares for an aggregate exercise price of $1,480,699. No other Existing Warrants have been repriced or exercised under the Warrant Repricing.

The Registered Offering and the Concurrent Private Placement Offering

On May 31, 2024, we entered into a Securities Purchase Agreement (the “Institutional Purchase Agreement”) with the purchaser named therein (the “Institutional Investor”) and a Securities Purchase Agreement (the “Private Placement Purchase Agreement,” and together with the Institutional Purchase Agreement, the “Purchase Agreements”) with Excel (the “Private Placement Entity,” together with the Institutional Investor, the “Investors”).

Pursuant to the Institutional Purchase Agreement, we agreed to sell and issue, in a registered direct offering (the “Registered Offering”) 7,875,000 shares (the “Registered Shares”) of our Common Stock at a purchase price per share of $0.15 and pre-funded warrants (the “Registered Pre-Funded Warrants”) to purchase up to an aggregate of 1,777,174 shares of Common Stock (the “Registered Pre-Funded Warrant Shares”) at a purchase price per Registered Pre-Funded Warrant of $0.1499, for aggregate gross proceeds to the Company of approximately $1.45 million, before deducting placement agent fees and offering expenses payable by the Company.

Pursuant to the Private Placement Purchase Agreement, in a concurrent private placement (the “Concurrent Private Placement Offering,” together with the Registered Offering, the “Offerings”), we agreed to sell and issue to the Private Placement Entity pre-funded warrants (the “Private Pre-Funded Warrants”) to purchase up to an aggregate of 4,347,826 shares of Common Stock (the “Private Pre-Funded Warrant Shares”) at a purchase price of $0.2308 per Private Pre-Funded Warrant, for aggregate gross proceeds to the Company of approximately $1.0 million, before deducting offering expenses payable by the Company. The Private Pre-Funded Warrants are immediately exercisable at an exercise price of $0.0001 per share and will expire when the Private Pre-Funded Warrants are fully exercised. The Concurrent Private Placement Offering closed on June 10, 2024.

The Purchase Agreements contain customary representations, warranties and agreements of the Company and the Investors and customary indemnification rights and obligations of the parties. Pursuant to the terms of the Institutional Purchase Agreement, we have agreed to certain restrictions, subject to certain exceptions, on the issuance and sale of its Common Stock and securities convertible into shares of Common Stock during the 90-day period following the closing of the Registered Offering. We also agreed not to effect or enter into an agreement to effect any issuance of Common Stock or any securities convertible into or exercisable or exchangeable for shares of Common Stock involving a variable rate transaction (as defined in the Institutional Purchase Agreement), subject to certain exceptions, until the six-month anniversary of the closing of the Registered Offering.

In addition, until the date that is the eighteen-month anniversary of the closing of the Registered Offering, the Institutional Investor is entitled to a participation right in any subsequent financing (as defined in the Institutional Purchase Agreement ) effected by the Company or any of its subsidiaries of Common Stock or Common Stock equivalents for cash consideration, or a combination of units thereof, up to an amount equal to 35% of such subsequent financing on the same terms, conditions and price provided for in the subsequent financing, subject to certain carve-outs as set forth in the Institutional Purchase Agreement.

In connection with the Offerings, on May 31, 2024, we also entered into a placement agency agreement (the “Placement Agency Agreement”) with Roth Capital Partners, LLC the “Placement Agent”). Pursuant to the terms of the Placement Agency Agreement, the Placement Agent agreed to use its reasonable best efforts to arrange for the sale of the Registered Shares, the Registered Pre-Funded Warrants, the Registered Pre-Funded Warrant Shares, the Private Pre-Funded Warrants and the Private Pre-Funded Warrant Shares (the “Securities”). We paid the Placement Agent a cash fee equal to 6.5% of the gross proceeds generated from the Offerings and agreed to reimburse the Placement Agent for certain of its expenses in an amount up to $50,000. The Placement Agent did not receive cash placement agent fees on the sale of the Private Pre-Funded Warrants and the Private Pre-Funded Warrant Shares. The Placement Agency Agreement contains customary representations, warranties and agreements of the Company and the Placement Agent and customary indemnification rights and obligations of the parties.

Pursuant to the terms of the Placement Agency Agreement, we issued to the Placement Agent warrants (“Placement Agent Warrants”) to purchase up to 700,000 shares of Common Stock, or 5.0% of the aggregate shares of Common Stock (or Common Stock equivalents) issued in the Offerings, exercisable at a price per share of $0.25399. The Placement Agent Warrants are exercisable commencing six months after the closing date of the Registered Offering and expire May 31, 2029.

The Registered Offering closed on June 3, 2024, and on July 1, 2024, the Institutional Investor delivered a Notice of Exercise to us to purchase the Registered Pre-Funded Warrant Shares.

The Registered Shares and the Registered Pre-Funded Warrants were offered pursuant to our effective Shelf Registration Statement on Form S-3 (File No. 333-268957), which was previously filed and declared effective by the SEC, the accompanying base prospectus dated January 11, 2023, and a prospectus supplement dated May 31, 2024.

Shelf Registration ($50 Million ATM)

On December 22, 2022, we filed a Shelf Registration Statement on Form S-3 that has been declared effective by the SEC. On May 12, 2023, we entered into an At-the-Market (“ATM”) Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which we may offer and sell, from time to time through the Agent, shares of our Common Stock, for aggregate gross proceeds of up to $50,000,000.

As previously disclosed, effective May 31, 2024, the Company and the Agent terminated the ATM Sales Agreement. We are not subject to any termination penalties related to the termination of the ATM Sales Agreement.

During the nine months ended June 30, 2024, we did not raise any funds through sales under the ATM Sales Agreement.

Future Use of Operating Cash and Capital Requirements

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	our ability to raise capital when needed and on acceptable terms and conditions;

●	our ability to regain and maintain compliance with the continued listing requirements NYSE American;

●	our ability to attract and retain management with experience in digital media including digital video music streaming, and similar emerging technologies;

●	our ability to negotiate, finalize and maintain economically feasible agreements with the major and independent music labels, publishers and performance rights organizations;

●	our ability to attract prospective users and to retain existing users;

●	our expectations regarding market acceptance of our products in general, and our ability to penetrate digital video music streaming in particular;

●	volatility in digital programmatic advertising spend which can affect our revenues;

●	the scope, validity and enforceability of our and third-party intellectual property rights;

●	our ability to comply with governmental regulations and changes in legislation or governmental regulations affecting us;

●	the intensity of competition in the markets in which we operate and those that we may seek to enter;

●	changes in the political and regulatory environment and in business and fiscal conditions in the United States and overseas;

●	our dependence upon third-party licenses for sound recordings and musical compositions;

●	our lack of control over the providers of our content and their effect on our access to music and other content;

●	our ability to comply with the many complex license agreements to which we are a party;

●	our ability to accurately estimate the amounts payable under our license agreements;

●	the limitations on our ability to reduce operating costs due to the minimum guarantees required under certain of our license agreements;

●	our ability to obtain accurate and comprehensive information about music compositions in order to obtain necessary licenses or perform obligations under our existing license agreements;

●	potential breaches of our security systems;

●	assertions by third parties of infringement or other violations by us of their intellectual property rights;

●	competition for users and user listening time;

●	our ability to generate sufficient revenue to be profitable or to generate positive cash flow on a sustained basis;

●	our ability to continue as a going concern;

●	our ability to accurately estimate our user metrics;

●	the manipulation of stream counts and user accounts and unauthorized access to our services;

●	our ability to hire and retain key personnel;

●	our ability to maintain, protect and enhance our brand;

●	risks associated with our potential international expansion, including difficulties obtaining rights to stream music on favorable terms;

●	risks relating to the acquisition, investment and disposition of companies or technologies;

●	dilution resulting from additional share issuances;

●	tax-related risks;

●	the concentration of voting power among our founders who have and will continue to have substantial control over our business;

●	international, national, or local economic, social or political conditions; and

●	risks associated with accounting estimates, currency fluctuations and foreign exchange controls.

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

As of June 30, 2024, our cash totalled $1,546,088. During the nine months ended June 30, 2024, we incurred a net loss of $18,307,652 and used $4,949,514 of cash in operations. We have incurred significant operating losses in the past and, as of June 30, 2024, we had an accumulated deficit of $146,593,195. We do not expect to experience positive cash flows from operations in the near future as we continue to invest in the distribution of our Loop Players and the expansion of our Partner Platform business. We also expect to incur significant additional legal and financial expenditures in meeting the regulatory requirements of an NYSE American listed public company.

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

We recognize revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration we expect to receive in exchange for those products. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. For example, we bill subscription services in advance of when the service is performed and revenue is treated as deferred revenue until the service is performed and/or the performance obligation is satisfied. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of our products and services to clients in return for expected consideration and includes the following elements:

●	executed contracts with our clients that we believe are legally enforceable;

●	identification of performance obligations in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation the transaction price to each performance obligation; and

●	recognition of revenue only when we satisfy each performance obligation.

Our revenue can be categorized into two revenue streams: Advertising revenue and Legacy and other revenue.

The following table disaggregates our revenue by major type for each of the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Advertising revenue	$3,997,054	$5,079,922	$16,936,810	$23,687,817
Legacy and other revenue	353,516	655,054	1,587,479	2,266,221
Total	$4,350,570	$5,734,976	$18,524,289	$25,954,038

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

Performance Obligations and Significant Judgments

Our performance obligations and recognition patterns for each revenue stream are as follows:

Advertising Revenue

For the nine months ended June 30, 2024, and 2023, advertising revenue accounted for 91% and 91%, respectively, of our revenue and includes revenue from direct programmatic and local advertising as well as sponsorships.

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

Legacy and Other Business Revenue

For the nine months ended June 30, 2024, and 2023, legacy and other business revenue accounted for the remaining 9% and 9%, respectively, of total revenue and includes streaming services, subscription content services, and hardware delivery, as described below:

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

Recently Adopted Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2022. We are currently evaluating the impact of this standard on our condensed consolidated financial statements and related disclosures. We adopted this ASU as of October 1, 2023, and there is no material impact to our financial statements as of June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K filed with the SEC on December 19, 2023, and our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on December 19, 2023, or our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

There were no material defaults regarding payments of principal and interest that exceeded 5% of our total assets.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended June 30, 2024 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits

Exhibit No.	Exhibit Description

4.1	Form of Registered Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 3, 2024).

4.2	Form of Private Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 3, 2024).

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 3, 2024).

10.1	Non-Revolving Line of Credit Loan Agreement Amendment #2, dated April 18, 2024, by and between the Company, RAT Investment Holdings, LP, as administrator of the loan, and the institutions and individuals identified as lenders therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2024).

10.2	Second Amended and Restated Non-Revolving Line of Credit Promissory Note, effective as of April 13, 2024, executed by the Company for the benefit of the lenders under the Non-Revolving Line of Credit Loan Agreement Amendment #2, effective as of the same date (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 24, 2024).

10.3

CEO Employment Letter Agreement Amendment between the Company and Justis Kao, effective May 3, 2024 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 3, 2024).

10.4	Form of Securities Purchase Agreement, dated May 31, 2024, by and between the Company and the Institutional Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2024).

10.5	Form of Securities Purchase Agreement, dated May 31, 2024, by and between the Company and the Private Placement Entity (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 3, 2024).

10.6	Placement Agency Agreement, dated May 31, 2024, by and between the Company and the Placement Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 3, 2024).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Loop Media, Inc., a Nevada corporation
(Registrant)

Date: August 7, 2024	By:	/s/ Justis Kao
Justis Kao
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Neil Watanabe
Neil Watanabe
Chief Financial Officer
(Principal Financial and Accounting Officer)

