Form 10-K
period 2024-09-30
Loop Media, Inc.
filed 2024-12-12
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-41508

LOOP MEDIA, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	47-3975872
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

2600 West Olive Avenue, Suite 5470, Burbank, CA 91505

(Address of Principal Executive Offices) (Zip Code)

(213) 436-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of March 31, 2024, was $16,900,091.

As of December 11, 2024, the registrant had 82,953,569 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Other sections of this Report describe additional risk factors that could materially adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time, and it is not possible for our management to predict all risk factors and uncertainties, nor are we able to assess the impact of all of these risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. These risks and others described under the section “Risk Factors” below are not exhaustive.

Given these uncertainties, readers of this Report are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

ITEM 1. BUSINESS.

Overview

Loop Media, Inc., a Nevada corporation, (collectively, “Loop Media,” the “Company,” “we,” “us” or “our”) is a multichannel digital video platform media company that uses marketing technology, or “MarTech,” to generate our revenue and offer our services. Our technology and vast library of videos and licensed content enable us to curate and distribute short-form videos to connected televisions (“CTV”) in out-of-home (“OOH”) dining, hospitality and retail establishments, convenience stores and other locations and venues to enable the operators of those locations to inform, entertain and engage their customers. Our technology also provides businesses the ability to promote and advertise their products via digital signage and provides third-party advertisers with a targeted marketing and promotional tool for their products and services. We also allow our business clients to access our service without advertisements by paying a monthly subscription fee. In the fourth quarter of fiscal year 2024, we continued to work toward the expansion of our subscription offerings, including toward the introduction of a two-tier music video service offering, which will include a “primary tier” consisting of fewer than ten music video channels provided under a free ad-based service, and a “premium tier” of the full library of curated music video channels provided under a subscription service. We also announced a non-music subscription offering that includes a number of live channels ranging from live sports events to news and culture offerings.

We offer hand-curated music video content licensed from major and independent record labels, including Universal Music Group (“Universal”), Sony Music Entertainment (“Sony”), and Warner Music Group (“Warner” and collectively with Universal and Sony, the “Music Labels”), as well as non-music video content. Our non-music video content is predominantly licensed or acquired from third parties, including live sports, action sports clips, drone and nature footage, trivia, news headlines, lifestyle channels and kid-friendly videos, as well as movie, television and video game trailers, amongst other content. We distribute our content and advertising inventory to digital screens located in OOH locations primarily through (i) our owned and operated platform (the “O&O Platform”) of Loop Media-designed “small-box” streaming Android media players (“Loop Players”) and legacy ScreenPlay (as defined below) computers and (ii) through screens (“Partner Screens”) on digital platforms owned and operated by third parties (each a “Partner Platform” and collectively, the “Partner Platforms,” and together with the O&O Platform, the “Loop Platform”).

As of September 30, 2024, we had over 77,000 active Loop Players and Partner Screens across the Loop Platform, which includes 27,811 quarterly active Loop Players (we refer to our quarterly active units herein as QAUs) across our O&O Platform and approximately 49,000 Partner Screens across our Partner Platforms. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Performance Indicators – Quarterly Active Units.”

MarTech

MarTech, the intersection of marketing and technology, leverages data and analytics to expand our points of distribution and advertising revenue.

Distribution

Owned & Operated Platform (O&O). We moved to an advertising-based model and ramped up distribution of Loop Players for our O&O Platform starting in early 2021. Our customer acquisition strategy for our O&O Platform is focused on marketing and distributing our Loop Player to businesses primarily through our internal sales team and performance-based marketing. Our sales team targets retail businesses in the United States that are attractive to OOH advertisers. We have historically relied heavily on third-party affiliates in the distribution of our Loop Players. In our efforts to reduce expenses in fiscal year 2024, we looked carefully at the costs related to our third-party affiliate program and shifted these efforts internally, which has contributed to our overall reduction in expenses. As a result of these changes and the elimination of our customer reward program in fiscal 2024, we have seen a decrease in Loop players year-over-year. Reducing the rate of growth in distribution in the latter part of fiscal 2024 has allowed us to review and address upgrades to our technology that are needed to improve the flow of advertisements to our Loop Players and the number of advertisements that are served to us, as well as to improve the functionality of our Loop Players for our business venue clients. We expect to roll out these upgrades across our network starting in the second quarter of fiscal 2025. Our goal is to increase the productivity of our proprietary Loop Players, which we anticipate will lead to increased distribution, which is a priority for the Company in fiscal 2025. Going forward, we intend to continue to rely on our in-house sales team for much of our distribution efforts, and intend to selectively utilize third party affiliates in fiscal 2025 to help increase distribution while managing expenses related thereto. As of September 30, 2024, we had 27,811 QAUs. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Key Performance Indicators.”

Partner Platforms. Through our Partner Platforms business, we offer curated content and programmatic advertising sales expertise and technology to third parties looking to optimize advertising revenue on their existing distribution platforms. We work directly with programmatic advertising demand companies to sell advertising inventory on the Partner Platforms. We collect revenues from the demand partners and pass along a percentage of such revenues to each of our Partner Platform clients. We launched our Partner Platforms business in May 2022 and as of September 30, 2024, we had a total of approximately 49,000 Partner Screens across our Partner Platforms. Our cost of revenue for advertising sales on our Partner Platforms business is higher than our cost of revenue for advertising sales on our O&O Platform due to the revenue share arrangements we have with each of our Partner Platform clients, even though we are able to share typical transaction costs associated with the related programmatic advertising sales and server costs with such clients. Our ability to monetize the screens in our Partner Platforms business will differ from Partner Platform to Partner Platform, as certain screens will be more desirable than others for advertisers, depending on the type of venues or locations in which the screens are located, the concentration of screens, the expected or actual number of consumers that have access to such screens, dwell time of those consumers at the venues or locations and other factors.

Advertising Revenue

Our revenue is primarily driven by programmatic advertising, an automated process that manages the sales of our advertising inventory. Today, most digital advertising is programmatic advertising, with digital OOH advertising comprising a small portion of the overall market. We are able to secure advertisements for both OOH ads and, in certain instances, CTV ads. A greater portion of our ads are CTV ads (or hybrid CTV/OOH ads), as there is a larger market for CTV ad spending than OOH ad spending by advertisers. While we have begun to develop direct advertising and sponsorship opportunities with advertisers, the majority of our current advertising revenue is secured through programmatic advertising. Our yield optimization strategies look to leverage data analytics and other techniques to maximize the value of our digital advertising inventory. We intend to optimize the combination of our ad impressions, cost per impression and the percentage of our ad inventory filled by advertisers, while balancing our O&O Platform clients’ and our Partner Platform clients’ experiences by limiting the number of ads delivered during any given period. Our Loop Player is designed to allow us to multiply OOH revenue in certain locations in the event that the advertising industry recognizes, and is willing to pay for, multiple advertising impressions for a single Loop Player for venues with multiple persons who may be in a position to view the relevant advertisement, as outlined below. We don’t currently benefit materially from this “multiplier effect,” as this multiplier is only available for OOH ads, which is only a small portion of our programmatic ad revenue, and is not currently available for CTV ads, which makes up the vast majority of our advertising revenue.

During the twelve-months ended September 30, 2024, we had two customers which each individually comprised greater than 10% of net revenue. These customers, both advertising revenue partners, represented 19% and 13% of net revenue, respectively.

The Loop Player is at the heart of our O&O Platform revenue model and its technology enables us to communicate and interact with OOH locations, advertisers, and OOH customers:

●	OOH Locations. The Loop Player allows OOH clients to program their in-location monitors and audio systems to schedule playlists depending on the time of day, promote their products or services through digital signage. Business owners can filter content based on ratings or explicit language and can control the genres of videos from among our music and non-music video selections that are displayed to their customers. The Loop Player caches and encrypts our content, thereby supplying uninterrupted play for up to twelve (12) hours in the event of an internet disruption.

●	Advertising and Content Partners. Our Loop Player works with our technology, software and servers to determine the number of ad impressions available for programmatic advertising, which can be filled in real-time, milliseconds before ads are played. Our Loop Player delivers content and advertising to venues and our technology allows us to record and report video content played (for reporting to content providers) and advertisements played (for reporting to our advertising demand partners and advertisers). In particular, our technology allows us to track when, where and how long content is played, and, in certain instances, measure approximately how many consumers were in a position to view the content or advertisement. Through our partnership with third-party measurement companies that determine average “footfall” at our OOH venues, we are able to assign a validated multiplier signifying how many people are likely viewing our content on an OOH venue screen. This “multiplier effect” that is recognized in the DOOH space is what enables us to generate an impression delivery count tied to a specific screen, thereby creating higher monetization potential. The digital advertising market for OOH locations is still developing and the multiplier effect is only recognized by a small percentage of our advertising demand partners and is available only for OOH ads. There is no assurance that it will become more widely available in the short term or at all. We don’t currently benefit materially from this “multiplier effect.” In the latter part of fiscal 2024, we began making upgrades to our technology that are needed to improve the flow of advertisements to our Loop Players and the number of advertisements that are served to us, as well as to improve the functionality of our Loop Players for our business venue clients, and we expect to begin rolling them out across our network in the second quarter of fiscal 2025.

●	OOH Customers. We are seeking to develop further the interactivity between the Loop Player and the customers in OOH locations. This may take different forms, such as offering a simple thumbs up or thumbs down function, displaying the number of customer votes for a given piece of content, answering trivia questions, downloading of OOH venue menus and other helpful consumer information from the screens and other functions. This will require development of a mobile application in the future.

●	Loop Player. We are able to consistently monitor the preferences of our OOH customers and venue operators through our Loop Player. Our Loop Player allows us to collect specific information and data on content played, views, location, and location type, enabling us to effectively measure demand. These capabilities allow us to make informed decisions about which type of content to acquire or develop, as well as identify new market opportunities.

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

O&O Platform and OOH Locations

The foundation of our business model is built around the OOH experience, with a focus on distributing licensed music videos and other content to public-facing business venues and locations. Our OOH offering has supported hospitality and retail businesses for over twenty (20) years, originally through ScreenPlay, Inc. (“ScreenPlay”), which we fully acquired in 2019. Since the acquisition of ScreenPlay, we have primarily focused on acquiring OOH clients throughout the United States. We have sought very limited expansion into Canada and continue to test potential expansion into New Zealand and Australia in fiscal year 2025.

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

To gain greater access to, and expand our business with, OOH venue operators, we developed our proprietary Loop Player. The Loop Player is easy to set up and allows content to be streamed on multiple television sets. We began rolling out the Loop Player, coupled with an ad-supported business model, in late 2020. We believe the COVID-19 pandemic, which caused many businesses to shut down or reduce capacity, acted to accelerate business owners’ demand for CTVs and streaming services to reduce their costs. We believe our Loop Player and ad-supported service has significantly reduced the cost of specialty equipment and visual entertainment for venue operators.

Our O&O Platform client base is represented by different venue types and industries, including retail, casual dining, bars, offices, salons, quick service restaurants, doctors’ offices and gyms, among others.

Partner Platforms

Our Partner Platforms business targets third parties with existing distribution platforms that have a significant number of screens in desirable OOH locations and venues. Our revenue model for the Partner Platforms business is all ad-supported and the content delivered may be content sourced by our Partner Platform clients or by us. To date, we have not distributed Loop Players to deliver our streaming content and advertisements to our Partner Platform clients, but we may consider doing so in the future.

Our Competitive Strengths

Diversified Content Library, including Music Videos

We have developed a large non-music video library of content, through revenue share license agreements and fixed fee license agreements. We have also in the past purchased content for a one-time fee, which has allowed us to use the content over a period of time without limit and without any revenue share arrangements with the relevant content provider. Our non-music video library consists of live sports, action sports clips, drone and nature footage, trivia, news headlines, lifestyle channels and kid-friendly videos, as well as movie, television and video game trailers, amongst other content. We believe that our music video library is one of the largest in the world and gives us an advantage over many of our competitors. Our music video library contains videos dating back to the 1950s, appealing to generations of music-lovers, with the newest videos directly obtained from the Music Labels. Older music video libraries are more difficult to obtain, as there is generally no central database from which to acquire such videos. Additionally, the individual music labels who have rights over portions of such videos do not easily and readily provide them to those seeking to acquire them. We have the ability to monetize our music video content through our license agreements with the Music Labels.

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

National Distribution and Reach

We distribute our services across thousands of OOH dining, hospitality and retail establishments, convenience stores and other locations and venues. We had 27,811 QAUs operating on our O&O Platform across North America for the quarter ended September 30, 2024. Our internal salespeople engage in direct marketing for our OOH business across all regions of the United States. We launched our Partner Platforms business in May 2022 and had a total of approximately 49,000 screens across our Partner Platforms as of September 30, 2024. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Performance Indicators” for a description of QAUs.

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

Our Growth Strategies

Our growth strategies are focused on monetizing and growing our content library and are guided by the following four pillars:

Expand our Partner Platforms Business. We believe we are at the forefront of digital programmatic advertising distribution and monetization in the digital-out-of-home (“DOOH”) industry. This has resulted in the expansion of our business to include our Partner Platforms business, which allows us to offer our advertising sales services and curated content to third parties looking to distribute our content and advertising to screens on digital networks owned and operated by such third parties. We launched our Partner Platforms business in early May 2022, and as of September 30, 2024, we have a total of approximately 49,000 Partner Screens across our Partner Platforms. DOOH is a form of media that is delivered digitally outside of the home on billboards, signage, displays, televisions, and other devices in OOH locations, including restaurants, retail shops, healthcare facilities, sports and entertainment venues, and other public or non-residential spaces.

Target a Mix of O&O Platform Customers, to Include Higher Revenue DMAs. We have increased our use of data gathering and analysis to try and identify the top venue types and geographic locations for revenue generation. As a general matter, advertisers as a group will spend more on advertisements published in certain designated market areas (“DMAs”) over other DMAs. In addition, there tends to be greater ad dollars spent in certain types of locations over other types, given the different demographics and customer attributes in different venues. Advertisers trying to reach young, affluent, urban customers will generally spend more ad dollars and seek to reach customers in one of the top DMAs around large city centers in the United States. We also see the potential for growth in smaller markets, and we expect that our distribution strategy in fiscal 2025 will include a mix of DMAs and sizes of venues.

Optimize the Mix of Video Content Played by our O&O Platform Venues. We have different costs and gross margins associated with the different content played on our O&O Platform. We source our video content under different business arrangements, which are generally divided into three distinct types, including (i) licenses from Music Labels, publishers and performance rights organizations (“PROs”) for the playing of music videos on the Loop Platform, (ii) third party nationally branded content licenses for non-music well known branded channels such as Red Bull and Tik Tok, and (iii) owned and operated content, consisting of owned content and fixed cost licenses. Our music videos primarily operate on a revenue share basis with the Music Labels and music publishers receiving a percentage of revenue we receive from music videos. The PROs are also paid a set fee for venues playing music videos based on the number of locations that play music videos. For third-party branded premium content videos, we look to secure content from companies with a national brand. The content licenses for third-party branded content generally operate on a revenue share basis. In certain instances, primarily for content that is not nationally branded, we look to enter into fixed fee licenses for content, in which we have an unlimited use of the licensed content on the Loop Platform for a period of time in return for a fixed fee. In other instances, we are able purchase outright the content we need to create a given channel. For example, our “Loop Trivia,” “Loop Danger Zone,” “Fail, Fail, Fail” and “Amazing Destinations,” channels have been developed internally from content we purchased, and are not subject to a revenue share agreement with any third parties for the use of the content. The mix of channels played across the Loop Platform between music channels, third-party branded channels and owned and operated channels will change the mix of our cost of revenue and our gross margin. While we do not dictate the channels that are played by our customers in their OOH venues, we can provide those customers with different channels to choose from that might help grow our business and enhance our operating margins.

Optimize Advertising Sales. We aim to optimize our advertising sales by using technology and short-term, third-party consultants to collect data and employ analytics. Similarly, we will seek to continue to optimize our programmatic revenue through MarTech data and analytics. In addition to these efforts our advertising sales team focuses on advertising sales directly to companies that seek to advertise on our platform and to companies that are interested in providing sponsorship of our content if any. Through such arrangements, to the extent we are able to secure them, we may receive payments from a company in return for allowing such company to be associated with one of our channels, playlists, other content or company events. Finally, in the latter part of fiscal 2024, we began a process of making upgrades to our technology that are needed to improve the flow of advertisements to our Loop Players and the number of advertisements that are served to us, as well as to improve the functionality of our Loop Players for our business venue clients, and we expect to begin rolling them out across our network in the second quarter of fiscal 2025.

Our Content

Content Acquisition

Music Videos. Although we own copies of the music videos that we deliver to our clients, we must secure the rights to stream the video, the sound recordings, and the musical compositions embodied therein (i.e., the musical notes and the lyrics). To do so, we enter into license agreements to obtain licenses from rights holders such as record labels, music publishers, performance rights organizations, collecting societies and other copyright owners or their agents, and pay royalties to such parties or their agents.

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

Content Curation

We work to curate content to create a compelling user experience by, among other things, curating playlists by genre, mood, or time periods. As of the date of this Report, we had approximately 50 music video channels and 60 non-music video branded channels for OOH clients.

We produce some of our own content “in-house” that can be packaged separately or as part of our third-party content offerings, and we plan to continue to deliver this content through our existing and future channels. For the foreseeable future this in-house content will largely consist of acquiring hours of third-party content, in return for a one-time fee for the use of the content for a period of years and curating that content into Loop branded channels or creating content like “Loop Trivia,” “Loop Danger Zone,” “Fail, Fail, Fail” and “Amazing Destinations,” which is evergreen content that we own, and is not subject to a revenue share agreement with any third parties.

Content Distribution

We aim to make our content available primarily in OOH venues and locations. To achieve this objective, we currently leverage our existing content across thousands of OOH locations. As of September 30, 2024, we had 27,811 QAUs operating on our O&O Platform across North America. We launched our Partner Platforms business in May 2022 and had a total of approximately 49,000 screens across our Partner Platforms as of September 30, 2024.

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

License Agreements with Non-Music Video Content

With respect to certain of our non-music content, we obtain distribution rights directly from rights holders. We then negotiate licenses directly with individuals or entities in return for providing such licensors with either a fixed fee or a share of revenue derived from the licensed content distributed through our services. We are dependent on those who provide the content that appears on our services complying with the terms and conditions of our license agreements. We cannot, however, guarantee that rights holders or content providers will comply with their obligations, and such failure to do so may materially impact our business, operating results, and financial condition.

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

Our customer acquisition cost is largely influenced by the cost of our affiliate distribution program, as a significant portion of our Loop Player distribution has been reliant on our third-party affiliates in past quarters. In our efforts to reduce expenses in fiscal year 2024, we looked carefully at the costs related to our third-party affiliate program and shifted these efforts internally, which has contributed to our overall reduction in these expenses. Going forward, we intend to continue to rely on our in-house sales team for much of our distribution efforts, and intend to selectively utilize third party affiliates in fiscal 2025 to help increase distribution while managing expenses related thereto.

Seasonality

We generally have seen seasonality in our revenue and business related to advertising sales and the distribution of our Loop Player. This seasonality may not always be reflected in our results of operations, as other factors contribute to revenue growth or decline from quarter to quarter and may obscure underlying seasonal trends.

Our revenues are extremely reliant on digital advertising sales. Revenue associated with such sales is dependent on our ability to fill our ad inventory for our OOH locations using our ad-supported services and the price, or cost-per-thousand ad impressions (“CPMs”), at which such inventory can be sold. Advertisers usually manage their budgets on a quarterly basis, which results in lower CPMs and ad volume at the beginning of a quarter and an increase at the end of a quarter. Similarly, for advertisers that manage budgets monthly, there is often lower CPMs and ad volume at the beginning of a month. The first quarter of the calendar year (our second fiscal quarter) is traditionally the least profitable quarter in terms of revenue generation for ad publishers (such as us), as advertisers are holding and planning their budgets for the year and consumers tend to spend less after the winter holiday season. This results in fewer ad demands and lower CPMs. The second quarter of the calendar year, from April to June (our third fiscal quarter), typically experiences increased ad demand and higher CPMs over the first quarter of the calendar year (our second fiscal quarter), as advertisers start to spend their budgets in greater amounts. The third quarter of the calendar year, from July to September (our fourth fiscal quarter), typically sees a slight increase in CPMs and ad demands compared to the second quarter of the calendar year (our third fiscal quarter), even though consumers spend more time outdoors and less time online in the summer months. The fourth quarter of the calendar year, from October to December (our first fiscal quarter), is typically the most profitable quarter for publishers, as companies want their brands and products to be seen in the run up to the holiday season. We also generally see an increase in our advertising revenue in the fourth quarter in an election year due to political ads. This generally results in publishers receiving the highest CPMs and the greatest ad demand for their ad impressions during the fourth quarter of the calendar year (our first fiscal quarter). As a result of these market trends for digital advertising, we generally expect to receive higher CPMs and greater ad fill rates during the fourth quarter of a calendar year (our first fiscal quarter) and lower CPMs and reduced ad fill rates during the first quarter of a calendar year (our second fiscal quarter). We seek to offset the reduction in CPMs and ad fill rates with increased Loop Player distribution and ad impressions across our ad-supported services.

Our Technology and Intellectual Property

Historically, we have developed our own software, computer code and related items to provide our service. Our Loop Player is a proprietary device, designed by us in-house, and is manufactured in Shenzhen, China, by an authorized third-party original equipment manufacturer (“OEM”). We have recently engaged a third-party contractor to assist with upgrading elements of our software in order to optimize our ad fill rates and performance in an effort to increase revenue. We rely on third-party partners to provide services such as payment systems and server hosting platforms, all of which are industry-standard support systems, none of which have proprietary information and for which alternative providers can easily be found.

Our intellectual property rights are important to our business. We rely on a combination of patent, copyright, trademark, service mark, trade secret, and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We protect our intellectual property rights in a number of ways, including entering into confidentiality and other written agreements with our employees, clients, consultants and partners in an attempt to control access to and distribution of our documentation and other proprietary technology and other information. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology.

U.S. patent filings are intended to provide the holder with a right to exclude others from making, using, selling or importing in the United States the inventions covered by the claims of granted patents. Our patents, including our pending patents, if granted, may be contested, circumvented, or invalidated. Moreover, the rights that may be granted in those issued and pending patents may not provide us with proprietary protection or competitive advantages, and we may not be able to prevent third parties from infringing on those patents. Therefore, the exact benefits of our issued patents and our pending patents, if issued, and the other steps that we have taken to protect our intellectual property cannot be predicted with certainty. See “Item 1A—Risk Factors — Risks Related to Our Intellectual Property — Failure to protect our intellectual property could substantially harm our business, operating results, and financial condition.”

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

Government Regulation

Our business, devices and platform are subject to numerous domestic and foreign laws and regulations that cover a wide variety of subject matters. These include general business regulations and laws, as well as regulations and laws specific to providers of Internet-delivered streaming services and Internet-connected devices. New or modified laws and regulations in these areas may have an adverse effect on our business. The costs of compliance with these laws and regulations could be high and may increase in the future. We anticipate that several jurisdictions may, over time, impose greater financial and regulatory obligations on us. If we fail to comply with these laws and regulations, we may be subject to significant liabilities and other penalties. Additionally, compliance with these laws and regulations could, individually or in the aggregate, increase our cost of doing business, impact our competitive position relative to our peers, and otherwise have an adverse impact on our operating results.

Data Protection and Privacy

We are subject to various laws and regulations covering the privacy and protection of users’ data. Because we handle, collect, store, receive, transmit, transfer, and otherwise process certain information, which may include personal information, regarding our users and employees in the ordinary course of business, we are subject to federal, state and foreign laws related to the privacy and protection of such data. These laws and regulations, and their application to our business, are increasingly changing and expanding. Compliance with these laws and regulations, such as the California Consumer Privacy Act, could affect our business, and their potential impact is unknown. Any actual or perceived failure to comply with these laws and regulations may result in investigations, claims and proceedings, regulatory fines or penalties, damages for breach of contract, or orders that require us to change our business practices, including the way we process data.

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

Corporate History

We were incorporated in Nevada on May 11, 2015, as Interlink Plus, Inc. On February 6, 2020, pursuant to the Agreement and Plan of Merger, dated January 3, 2020 (the “Merger Agreement”), by and among the Company, the Company’s wholly owned subsidiary, Loop Media Acquisition, Inc., a Delaware corporation (“Merger Sub”), and Loop Media, Inc., a Delaware corporation incorporated on May 18, 2016 (“Predecessor Loop”), Merger Sub merged with and into Predecessor Loop, with Predecessor Loop surviving the merger and becoming a wholly-owned subsidiary of the Company (the “Merger”). The business we operated prior to February 2020 was sold and is no longer part of our business. The following discussion of the history of the “Loop” business includes our business as operated by Predecessor Loop prior to February 2020 and as operated by us thereafter. On September 26, 2022, we completed an underwritten public offering of our common stock (the “September 2022 Offering”). In connection with the September 2022 Offering, our common stock was approved for listing (the “Uplist”) on the NYSE American under the symbol “LPTV” and began trading on the NYSE American on September 22, 2022. Our common stock was delisted from the NYSE American on August 8, 2024 (the “NYSE American Delisting”) and began trading under the symbol “LPTV” on the OTC Pink tier of the OTC Markets Group, Inc., effective on August 9, 2024.

Suppliers

We source our proprietary Loop Player from a third-party manufacturer. We believe the components and raw materials required for our Loop Player are readily available from a variety of sources. We have no long-term contracts or commitments for the supply of Loop Players.

Employees

We employed 42 people as of December 11, 2024, 40 of whom were active full-time employees and two (2) of whom have been placed on furlough. We did not employ any hourly contract workers as of the date of this Report. None of our employees are represented by a union in collective bargaining with us. We believe that our employee relations are good.

We believe we offer a competitive benefits plan to our employees that is designed to attract, retain, and reward individuals and includes a comprehensive health and medical plan, a 401k plan with a matching contribution and an equity incentive compensation plan. We are a completely remote business and offer unlimited personal time off and flexible work arrangements that encourage employees to achieve a comfortable work-life balance.

ITEM 1A. RISK FACTORS.

Summary of Risk Factors

In addition to the other information contained in this Report, including the matters addressed under the heading “Forward-Looking Statements,” you should carefully consider all of the risks and uncertainties described in the section of this Report captioned “Item 1A. Risk Factors.” These risks include, but are not limited to, the following:

Risks Related to Our Financial Condition

●	There is substantial doubt about our ability to continue as a going concern and if we are unable to generate significant revenue or secure additional financing, we may have to significantly reduce or discontinue our operations.

●	We have a limited operating history on which you can evaluate our business and prospects.

●	We have incurred significant operating losses in the past, and we may not be able to generate sufficient revenue to be profitable, or to generate positive cash flow on a sustained basis. In addition, our revenue growth rate has declined.

●	We derive a significant portion of our revenues from advertisements. If we are unable to continue to compete for these advertisements, or if any events occur that negatively impact our relationships with advertising networks, our advertising revenues and operating results would be negatively impacted.

●	If we are unable to generate significant revenue or secure additional financing, we may be unable to implement our business plan and grow our business.

●	We will require additional capital to support our business and objectives, and this capital might not be available on acceptable terms, if at all.

●	We have entered into debt arrangements, including non-revolving and revolving lines of credit secured by all of our assets, convertible debt and other debt instruments; as of December 11, 2024, we owed an aggregate of $10.9 million in principal and accrued interest on our debt arrangements. This indebtedness could materially adversely affect our financial position and our ability to raise additional capital and prevent us from fulfilling our obligations.

●	If we fail to maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Risks Related to Our Business

●	If our efforts to attract prospective OOH clients and direct-to-customer users and to retain existing clients and users of our services are not successful, our growth prospects and revenue will be adversely affected.

●	We must operate our business in compliance with the licenses that are required to provide our services.

●	We face and will continue to face competition for ad-supported users, premium service subscribers and user listening time.

●	We depend upon third-party licenses for the majority of the content we stream, and an adverse change to, loss of, or claim that we do not hold necessary licenses may materially adversely affect our business, operating results, and financial condition.

●	We have no control over third-party providers of our content. The concentration of control of content by our major providers means that even one entity, or a small number of entities working together, may unilaterally affect our access to music video and other content.

●	We are a party to many license agreements that are complex and impose numerous obligations upon us that may make it difficult to operate our business and provide all the functionality we would like for our services, and a breach of such agreements could adversely affect our business, operating results, and financial condition.

●	We have historically been dependent on key distributors. The loss of any such key distributor or any delay or interruption in the distribution of our products or services could adversely impact our revenue and operations.

●	Our royalty payment scheme is complex, and it is difficult to estimate the amount payable under our license agreements. We may underpay or overpay royalty amounts payable to others, which may harm our business.

●	Minimum guarantees and advances required under certain of our license agreements may limit our operating flexibility and may adversely affect our business, operating results, and financial condition.

●	Difficulties in obtaining accurate and comprehensive information necessary to identify the compositions embodied in music video sound recordings on our service and the ownership thereof may impact our ability to perform our obligations under our licenses, affect the size of our catalog that can be offered to clients and end-users, impact our ability to control content acquisition costs, and lead to potential copyright infringement claims.

●	We face many risks associated with our international expansion, including difficulties obtaining rights to stream content on favorable terms.

●	Our business emphasizes rapid innovation and prioritizes long-term customer and user engagement over short-term financial condition or results of operations. That strategy may yield results that sometimes do not align with the market’s expectations. If that happens, our stock price may be negatively affected.

●	If we fail to accurately predict, recommend, curate and play content that our clients and users enjoy, we may fail to retain existing clients and users and attract new clients and users in sufficient numbers to meet investor expectations for growth or to operate our business profitably.

●	Expansion of our operations to deliver more non-music video content subjects us to increased business, legal, financial, reputational, and competitive risks.

●	If our security systems are breached, we may face civil liability and/or statutory fines, and/or enforcement action causing us to change our practices, and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain OOH clients, premium service subscribers, ad-supported users, advertisers, content providers, and other business partners.

●	Changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our business.

●	Our services and software may contain undetected software bugs or vulnerabilities, which could manifest in ways that could seriously harm our reputation and our business.

●	Interruptions, delays, or discontinuations in service arising from our own systems or from third parties could impair the delivery of our services and harm our business.

●	User metrics and other estimates could be subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.

●	We face risks, such as unforeseen costs, and potential liabilities in connection with content we license and/or distribute through our services.

●	Various regulations as well as self-regulation related to privacy and data security concerns, pose the threat of lawsuits, regulatory fines and other liability, require us to expend significant resources, and may harm our business, operating results, and financial condition.

●	Failure to manage our relationship with the manufacturer of our Loop Players, the disruption of the supply chain for Loop Players or our failure to timely order new Loop Players could harm our business, operating results, and financial condition.

●	We rely on advertising revenue to monetize our services, and any failure to convince advertisers or advertising demand partners of the benefits of advertising on our services in the future could harm our business, operating results, and financial condition.

●	The market for programmatic advertising in the digital out-of-home market is evolving. If this market develops slower or differently than we expect, our business, operating results and financial condition could be adversely affected.

●	Our business is sensitive to a decline in advertising expenditures, general economic conditions and other external events beyond our control.

●	If we are unable to attract, retain, and motivate qualified personnel, our ability to develop and successfully grow our business could be harmed.

●	We may acquire or invest in companies or technologies that could divert management’s attention and otherwise disrupt our operations and harm our operating results. We may fail to acquire or invest in companies whose market power or technology could be important to the future success of our business.

●	Our operating results may fluctuate, which makes our results difficult to predict.

Risks Related to Our Intellectual Property

●	Assertions by third parties of infringement or other violations by us of their intellectual property rights could harm our business, operating results, and financial condition.

●	Failure to protect our intellectual property could substantially harm our business, operating results, and financial condition.

Risks Related to Owning Our Common Stock

●	Our common stock was delisted from trading on the NYSE American and is currently trading under its trading symbol “LPTV” on the OTC Pink tier of the OTC Markets Group, which involves additional risks compared to being listed on a national securities exchange. Our ability to sell equity securities and the liquidity of our common stock will be adversely affected if we are unable to transfer our listing to another national securities exchange or, at minimum, a medium that offers greater liquidity than the OTC Market.

●	Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our security holders to resell their common stock.

●	There has historically been a limited public market for our securities.

●	If we fail to comply with the continuing listing standards of the OTC Markets system, our common stock could be delisted, which could affect the market price of our common stock and reduce our ability to raise capital.

●	The trading price of our common stock has been and will likely continue to be volatile, particularly since the NYSE American Delisting.

●	Our common stock will likely be subject to price fluctuations, which have often been significant for early-stage companies like us, which may adversely impact our ability to seek equity financing.

●	Because of their significant ownership of our common stock, our founders and other large investors have substantial control over our business, and their interests may differ from our interests or those of our other stockholders.

●	Sales of substantial amounts of our common stock in the public markets by our co-founders or other stockholders, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain.

●	If securities or industry analysts publish inaccurate or unfavorable research about our business or cease publishing research about our business, our share price and trading volume could decline.

●	The requirements of being a public company may strain our resources and divert management’s attention.

●	You may experience future dilution as a result of future equity offerings.

●	We do not expect to declare any dividends in the foreseeable future.

●	Exercise of warrants, conversion of notes and issuance of incentive stock grants may have a dilutive effect on our stock, and negatively impact the price of our common stock.

Risks Related to Our Financial Condition

There is substantial doubt about our ability to continue as a going concern and if we are unable to generate significant revenue or secure additional financing, we may have to significantly reduce or discontinue our operations.

We are a small and emerging media company that is in the early stages of our business plans to capture a significant portion of the out of home market and related advertising sales revenue. Historically, we have not generated sufficient revenues to operate our business. We have a significant accumulated deficit and have incurred operating losses for years and expect losses to continue during the remainder of the fiscal year ending September 30, 2025, and beyond. Our independent registered public accounting firm has indicated in its report that these conditions raise substantial doubt about our ability to continue as a going concern for a period of 12 months from the issuance date of our financial statements for the twelve months ended September 30, 2024. Our primary source of operating funds since inception has been cash proceeds from sales of our common stock and from debt and equity financing transactions. Our ability to continue as a going concern is dependent upon our ability to generate sufficient revenue and our ability to raise additional funds by way of its debt and equity financing efforts. There can be no assurance that adequate financing will be available in a timely manner, on acceptable terms, or at all.

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

We have incurred significant operating losses in the past, and we may not be able to generate sufficient revenue to be profitable, or to generate positive cash flow on a sustained basis. In addition, our revenue growth rate has declined.

We have incurred significant operating losses in the past and, as of September 30, 2024, had an accumulated deficit of $152,781,145. For the years ended September 30, 2024, and 2023, our losses from operations were $20,768,681 and $28,785,612, respectively. We have incurred significant costs to license content and continue to pay royalties or minimum guarantees to record labels, publishers, and other copyright owners for such content. We cannot guarantee that we will generate sufficient revenue from our efforts to monetize our services, including our paid subscription service and our free or unpaid ad-supported service, to offset the cost of our content, these royalty expenses and our other operating costs. If we cannot successfully earn revenue at a rate that exceeds the operational costs, including royalty expenses and guarantee payments to the largest three Music Labels, associated with our service, we will not be able to achieve or sustain profitability or generate positive cash flow on a sustained basis.

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

We generate advertising revenue from the sale of digital video advertising delivered through advertising impressions across the Loop Platform. We engage with advertising demand partners and advertising agencies to monetize our inventory of advertising impressions by filling such advertising impressions with advertising from companies seeking to advertise in the DOOH market. We need to maintain good relationships with these advertising demand partners to provide us with a sufficient number of advertisements and to ensure they understand the value of our advertising impressions on our Loop Platform. Online advertising is an intensely competitive industry. Many large companies, such as Amazon, Facebook and Google, invest significantly in data analytics to make their websites and platforms more attractive to advertisers. Our advertising revenue is primarily a function of the number of free users and hours of engagement of such free users and our ability to maintain or increase user engagement and satisfaction with our services and enhance returns for our advertising partners. During the twelve-months ended September 30, 2024, we had two customers which each individually comprised greater than 10% of net revenue. These customers, both advertising revenue partners, represented 19% and 13% of net revenue, respectively. If our relationship with any advertising demand partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, or if we cannot source high-quality advertisements consistent with our brand or product experience, our business, growth prospects and financial condition could be adversely affected.

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

We have entered into debt arrangements, including non-revolving and revolving lines of credit secured by all of our assets, convertible debt and other debt instruments; as of December 11, 2024, we owed an aggregate of $11.0 million in principal and accrued interest on our debt arrangements. This indebtedness could adversely affect our financial position and our ability to raise additional capital and prevent us from fulfilling our obligations.

As of December 11, 2024, following, and giving effect to the GemCap Litigation Settlement, the extinguishment of certain debt and the incurrence of certain new indebtedness, we owed an aggregate of $10,996,068 in principal and accrued interest on debt arrangements. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.” This debt includes (i) $1,964,267 in principal and interest under our Non-Revolving Lines of Credit (the Excel $1.0M Line of Credit and the May 2023 Secured Line of Credit); (ii) $2,696,479 in principal and interest under our Revolving Line of Credit (the Excel $2.5M Line of Credit); (iii) $5,034,731 in principal and interest under our Convertible Notes (including the Bellino Trust $2.0M Convertible Note and the Excel $3.0M Line of Credit Convertible Note); and (iv) $1,300,591 in principal and interest under our Other Debt Instruments (including the Agile Notes, the 1800 Diagonal Notes and the CFG Purchase Agreement). See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Capital Requirements” for detailed descriptions of all debt arrangements.

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

In addition, we are currently seeking a new asset-based lending facility to replace the GemCap Revolving Line of Credit that was terminated in November 2024 in connection with the GemCap Litigation. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – The GemCap Litigation.” Such a facility will likely contain restrictive covenants, such as covenants preventing us from effecting a change of control, disposing of our assets outside of the ordinary course of business, incurring additional debt (subject to certain exceptions), changing our business as currently conducted, paying dividends or settling claims involving any secured collateral. Such covenants have the potential to prevent us from pursuing beneficial opportunities or raising additional funds through debt financing. Further, the amount of our indebtedness under our debt arrangements compared to the size of our company, or other factors, may limit our ability to borrow additional funds or take other actions. In addition, we may be unable to repay the indebtedness incurred under our debt arrangements at maturity and, in such situation, may not be able to refinance such debt on favorable terms or at all. Any inability to repay or refinance the indebtedness under our existing or any future loan agreements at maturity may cause us to be in default, which could cause cross-defaults under other debt arrangements and which would allow the holders of such indebtedness to exercise remedies available to it, and in any such event, would have a material adverse effect on our business and financial results.

If we fail to implement and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

We are required to maintain internal control over financial reporting and to report any material weaknesses in those controls. If we fail to maintain proper disclosure controls and procedures in the future, or have material weaknesses in our internal control over financial reporting, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations, and we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline. Under Section 404 of the Sarbanes-Oxley Act, we are required to evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report as to internal control over financial reporting. Failure to maintain effective internal control over financial reporting also could potentially subject us to sanctions or investigations by the Securities and Exchange Commission (the “SEC”), or other regulatory authorities, or stockholder lawsuits, which could require additional financial and management resources. We may identify material weaknesses in the future that we are unable to fully remediate, which could materially adversely affect our business, operating results, and financial condition.

Risks Related to Our Business

If our efforts to attract prospective clients and advertisers and to retain existing clients and users of our services are not successful, our growth prospects and revenue will be adversely affected.

Our ability to grow our business and generate revenue depends on retaining, expanding, and effectively monetizing our customer base, including by increasing the number of OOH venues that have adopted our services and increasing advertising revenue on our DOOH and CTV ad-supported service delivered through our Loop Player and our Partner Platforms and monetizing content across our DOOH business. We must convince prospective DOOH and Partner Platform clients of the benefits and value of our services. Our ability to attract new clients and retain existing clients depends in large part on our ability to continue to offer compelling curated content, leading technologies and products like the Loop Player, superior functionality and an engaging customer experience. Our ability to maintain and increase our ad supported revenue depends in large part on our ability to educate and convince advertisers and ad demand sources to view our Loop Platform as a CTV platform on which CTV ad budgets can be spent.

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

We launched our Partner Platforms business in May 2022 and had approximately 49,000 screens across our Partner Platforms as of September 30, 2024. While we are looking to expand this line of business, there can be no assurance that we will be able to grow this business as planned, increase the number of clients we service in this business or maintain our current level of activity with our current partner relationship. If we lose our relationship with any of our current partners, or those relationships are scaled back significantly, such losses may be material to our results of operations.

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

We face and will continue to face competition for ad-supported users, premium service subscribers and user listening time.

We compete for the time and attention of DOOH venues who compare our content with other content providers based on a number of factors, including quality of experience, relevance, diversity of content, ease of use, price, accessibility, perception of advertising load, brand awareness and reputation.

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

We believe that companies with a combination of technical expertise, brand recognition, financial resources and digital media experience also pose a significant threat of developing competing music video and other video content, as well as other video distribution technologies. If known incumbents in the digital media or entertainment space choose to offer competing services, they may devote greater resources than we have available, have a more accelerated time frame for deployment, and leverage their existing user base and proprietary technologies to provide services that our users and advertisers may view as superior. Our current and future competitors may have higher brand recognition, more established relationships with content licensors and mobile device manufacturers, greater financial, technical, and other resources, more sophisticated technologies, and/or more experience in the markets in which we compete. Our current and future competitors may also engage in mergers or acquisitions with each other to combine and leverage their customers and audiences, making them larger and potentially providing them a competitive advantage in negotiations with counter parties or in marketing to potential clients that we also target. Our current and future competitors may innovate new features or introduce new ways of consuming or engaging with content that cause our users to use or switch to another product, which would negatively affect our user retention, growth and engagement.

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

Large internet companies with strong brand recognition, such as Facebook, Google, Amazon and Twitter, have significant numbers of sales personnel, substantial advertising inventory, proprietary advertising technology solutions, and traffic across web, mobile and connected devices that provide a significant competitive advantage and have a significant impact on pricing for reaching these user bases. Failure to compete successfully against our current or future competitors could result in the loss of current or potential advertisers, a reduced share of our advertisers’ overall marketing budget, the loss of existing or potential users, or diminished brand strength, which could adversely affect our pricing and margins, lower our revenue, increase our research and development and marketing expenses, and prevent us from achieving or maintaining profitability.

We depend upon third-party licenses for the majority of the content we stream and an adverse change to, loss of, or claim that we do not hold necessary licenses may materially adversely affect our business, operating results, and financial condition.

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

We enter into music license agreements to obtain rights to stream music videos, including from the major record labels who hold the rights to stream a significant number of sound recordings. These include Universal Music Group (“Universal”), Sony Music Entertainment (“Sony”), and Warner Music Group (“Warner” and collectively with Universal and Sony, the “Music Labels”). Although the basic outlines of these licenses are standardized by the licensors, the updating of such licenses may increase our license costs associated with such rights, including the percentage of revenue attributable to the record labels and our minimum guaranteed payment obligations. A significant portion of our DOOH business relies upon these licenses, and if we fail to maintain and renew these licenses our business, operating results, and financial condition could be materially harmed.

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

In other parts of the world, including Canada, we obtain reproduction and performance licenses for musical compositions either through local collecting societies representing publishers or from publishers directly, or a combination thereof. We cannot guarantee that our licenses with collecting societies and our direct licenses with publishers provide full coverage for all of the musical compositions we make available to our users in such countries.

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

We have historically been dependent on key distributors. The loss of any such key distributor or any delay or interruption in the distribution of our products or services could adversely impact our revenue and operations.

We have historically relied heavily on third-party affiliates in the distribution of our Loop Players. These third parties may have varying expertise in marketing and selling our products and services and may also sell other devices and services that could result in less focus on our products and services.

In our efforts to reduce expenses in fiscal year 2024, we looked carefully at the costs related to our third-party affiliate program and shifted these efforts internally, which has contributed to our overall reduction in expenses. Going forward, although we intend to continue to rely on our in-house sales team for much of our distribution efforts, we also intend to continue to selectively utilize third party affiliates in fiscal 2025 to help increase distribution while managing expenses related thereto. If these distributors and affiliates terminate their relationships with us or under-perform, we may be unable to maintain or increase our active Loop Players and our level of revenue. These third parties may not commit the necessary resources to market and sell our products and services to the level of our expectations. If current or future distributors and affiliates do not perform adequately, our revenue and operations will be adversely affected.

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

Certain of our license agreements contain significant minimum guarantees or advanced payments. Such minimum guarantees related to our content acquisition costs are not always tied to our revenue and/or user growth forecasts (e.g., number of users, active units, premium service subscribers) or the number of video music sound recordings and musical compositions used on our services. Accordingly, our ability to achieve and sustain profitability and operating leverage on our services in part depends on our ability to increase our revenue through increased sales of our services and advertising sales on terms that maintain an adequate gross margin. The duration of our license agreements for sound recordings and musical compositions that contain minimum guarantees is frequently two years, but we do not currently have enough clients and do not anticipate acquiring enough clients whose revenue could cover such minimum guarantees and any existing clients may cancel their services at any time. Our forecasts of customer acquisition or retention and advertising sales during the term of our license agreements do not meet the number of clients required to cover our minimum guaranteed payments. To the extent our services revenue growth or advertising sales do not materially increase during the term of our license agreements, our business, operating results, and financial condition will be adversely affected as a result of such minimum guarantees. In addition, the fixed-cost nature of these minimum guarantees may limit our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate.

We rely on estimates of the market share of streaming content owned by each content provider, as well as our own user growth and forecasted advertising revenue, to forecast whether such minimum guarantees could be recouped against our actual content acquisition costs incurred over the duration of the license agreement.

Difficulties in obtaining accurate and comprehensive information necessary to identify the compositions embodied in music video sound recordings on our services and the ownership thereof may impact our ability to perform our obligations under our licenses, affect the size of our catalogue that can be offered to clients and end-users, impact our ability to control content acquisition costs, and lead to potential copyright infringement claims.

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

Expansion of our operations to deliver more non-music video content involves numerous risks and challenges, including increased capital requirements, new competitors, and the need to develop new strategic relationships. Expansion of non-music content may also place pressure on our relationships with the Music Labels, as they look to us to promote and monetize the music video content on our O&O Platform. Growth in non-music video content may require additional changes to our existing business model and cost structure, modifications to our infrastructure, and exposure to new regulatory, legal, and reputational risks, including infringement liability, any of which may require additional expertise that we currently do not have. We may not be able to generate sufficient revenue from additional non-music video content to offset the costs of creating or acquiring this content. Further, we have initially established a reputation as a music video streaming service and our ability to continue to gain acceptance and listenership for other non-music video content, and thus our ability to continue to attract clients, users and advertisers to this content, is not certain. Failure to successfully monetize and generate revenues from such content, including failure to obtain or retain rights to non-music video content on acceptable terms, or at all, or to effectively manage the numerous risks and challenges associated with such expansion could adversely affect our business, operating results, and financial condition.

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

In the United States, laws and regulations applicable to personal information include industry specific federal legislation, federal and state privacy and consumer protection laws and industry self-regulatory initiatives and frameworks. The California Consumer Privacy Act (CCPA), which came into effect in January 2020, establishes disclosure and transparency rules, and creates new data privacy rights for California residents, including the ability to control how we share their personal information with third parties. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The impact of this legislation may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. The California Privacy Rights Act (CPRA), which amends the CCPA by enhancing such data privacy rights of California residents and expanding such disclosure and transparency rules, was enacted in November 2020 and went into full effect in January of 2023. Nevada also enacted a data privacy law in 2020 granting Nevada residents the right to opt out of the sale of their personal information. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (CDPA) which went into full effect in January of 2023. We may also be subject to new data protection laws including legislation in other states including Washington, and New York. We may also from time to time be subject to, or face assertions that we are subject to, additional obligations relating to personal information by contract or due to assertions that self-regulatory obligations or industry standards apply to our practices. Our failure to comply with these data protection laws or any action or suspected security incident may result in governmental actions, fines and non-monetary penalties, or civil liability, which may harm our business. Any expansion of our operations into new markets could result in increased compliance costs with respect to data privacy regulatory regimes in such other markets.

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

Our Loop Player is a proprietary device, designed by us in-house and manufactured in Shenzhen, China by an authorized third-party original equipment manufacturer (“OEM manufacturer”). While we believe the components and raw materials required for our Loop Player are readily available from a variety of sources and we could engage other OEM manufacturers to produce our Loop Players, and we have been discussing with a well-known and significant U.S.-based OEM manufacturer about their manufacture of our Loop Player, we currently engage with only one OEM manufacturer for our Loop Players. We have no long-term contracts or commitments for the supply of Loop Players, instead relying on individual purchase orders to meet our Loop Player needs. We depend on a good relationship with our OEM manufacturer, timely ordering of new Loop Players and the effectiveness of our supply chain management to ensure reliable and sufficient supply of Loop Players. Disruptions in the supply chain may result from the resurfacing of the COVID-19 pandemic or other public health crises, weather-related events, natural disasters, trade restrictions, tariffs, border controls, acts of war, terrorist attacks, third-party strikes, work stoppages or slowdowns, shipping capacity constraints, supply or shipping interruptions or other factors beyond our control. If we experience a deterioration of our relationship with the OEM manufacturer of our Loop Player, disruption in our existing supply chain for the Loop Players, or failure to timely order additional Loop Players from our OEM manufacturer, our business, growth prospects and financial condition could be adversely affected.

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

Our ability to attract and retain advertisers or advertising demand partners, and ultimately to generate advertising revenue, depends on our ability to, for instance:

●	increase the number of hours our ad-supported clients and users spend playing or watching our video content or otherwise engaging with content on our ad-supported service;

●	increase the number of ad-supported clients and users;

●	keep pace with changes in technology and our competitors;

●	compete effectively for advertising dollars with other online and mobile marketing and media companies;

●	maintain and grow our relationships with marketers, agencies, and other demand sources who purchase advertising inventory from us;

●	implement and maintain an effective infrastructure for order management;

●	convince advertising demand sources that our Loop Platform is substantially similar to in-home CTV and that their CTV advertising purchases should be made on the Loop Platform; and

●	continue to develop and diversify our advertising platform and offerings, which currently include delivery of advertising products through multiple delivery channels, including traditional computers, mobile, and other connected devices, and multiple content types.

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

We derive our revenues from providing advertising impressions to advertisers looking to advertise in OOH locations across the Loop Platforms. A decline in the economic prospects of advertisers, the economy in general or the economy of any individual geographic market or industry, particularly a market or industry in which we conduct substantial business and derive a significant portion of our revenues, could alter current or prospective advertisers’ spending priorities. In addition, disasters, acts of terrorism, disease outbreaks and pandemics (such as the COVID-19 pandemic), hostilities, political uncertainty, extraordinary weather events (such as hurricanes), power outages, technological changes and shifts in market demographics and transportation patterns (including reductions in out-of-home foot traffic, and overall target audiences) caused by the foregoing or otherwise, could lead to a reduction in economic certainty and advertising expenditures. We saw a reduction in advertising expenditures in general in the market in our fiscal year 2023, and that reduction continued through fiscal year 2024. Any continued or further reduction in advertising expenditures has and could adversely affect our business, financial condition or results of operations. Further, advertising expenditure patterns may be impacted by any of these factors; for example, advertisers’ expenditures may be made with less advance notice and may become difficult to forecast from period to period.

If we are unable to attract, retain, and motivate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe that our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. As part of our cost-cutting efforts over the past fiscal year, a significant portion of our workforce was furloughed and then terminated. All of our remaining employees, including our senior management, are free to terminate their employment relationship with us at any time, and their knowledge of our business and industry may be difficult to replace. Qualified individuals are in high demand, particularly in the digital media industry, and we may incur significant costs to attract and retain them. We use equity awards to attract talented employees, but the recent NYSE American Delisting has impaired our ability to provide equity incentives to our employees. The value of our common stock has declined since many of our employees were hired, which may adversely impact our ability to retain these employees including many members of our executive team and senior management. If the value or liquidity of our common stock remains depressed, that may prevent us from recruiting and retaining qualified employees. If we are unable to attract and retain our senior management and key employees, we may not be able to achieve our strategic objectives, and our business could be harmed. We cannot assure you that we will be able to retain the services of any members of our senior management or other key employees. If one or more of these individuals leave, we may not be able to fully integrate new executives or replicate the current dynamic and working relationships that have developed among our senior management and other key personnel, and our operations could suffer.

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

Our revenue and operating results could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Factors that may contribute to the variability of our quarterly and annual results include:

●	our ability to grow our DOOH business beyond historic levels through our Loop Player and across our Partner Platforms business, the expansion into more OOH locations, and the further development of our ad- supported business model;

●	changes in the license payments we are required to make;

●	our ability to maintain licenses required for our business at a commercial price to us;

●	changes in the mix of content that is streamed by our clients, which results in varying license payment amounts being owed;

●	our ability to monetize our services more effectively, particularly as the number of OOH clients grow;

●	our ability to effectively manage our anticipated growth;

●	our ability to attract user and/or customer adoption of and generate significant revenue from new products, services, and initiatives;

●	our ability to attract and retain existing advertisers and prove that our advertising products are effective enough to justify a pricing structure that is profitable for us;

●	the effects of increased competition in our business;

●	our ability to keep pace with changes in technology and our competitors;

●	lack of accurate and timely reports and invoices from our rights holders and partners;

●	interruptions in service, whether or not we are responsible for such interruptions, and any related impact on our reputation;

●	our ability to pursue and appropriately time our entry into new geographic or content markets and, if pursued, our management of this expansion;

●	the cost of debt financings;

●	costs associated with defending any litigation, including intellectual property infringement litigation;

●	the impact of general economic conditions on our revenue and expenses; and

●	changes in regulations affecting our business.

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

Risks Related to Owning Our Common Stock

Our common stock was delisted from trading on the NYSE American and is currently trading under its trading symbol “LPTV” on the OTC Pink tier of the OTC Markets Group, which involves additional risks compared to being listed on a national securities exchange. Our ability to sell equity securities and the liquidity of our common stock will be adversely affected if we are unable to transfer our listing to another national securities exchange or, at minimum, a medium that offers greater liquidity than the OTC Market.

On August 8, 2024, we received notice from NYSE American that it had suspended trading of our common stock and determined to commence proceedings to delist the Company’s common stock from the NYSE American as a result of its determination that the Company is no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of the Company’s common stock (the “NYSE American Delisting”). Our common stock began trading under its current trading symbol “LPTV” on the OTC Pink tier of the OTC Markets Group (the “OTC Pink Market”) on August 9, 2024.

The NYSE American Delisting has materially and adversely impacted us in several ways, including, without limitation, by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing or able to hold or acquire our common stock, which will negatively impact our ability to raise equity financing; (iii) impairing our ability to provide equity incentives to our employees; (iv) impacting our common stock as it currently falls within the definition of a “penny stock,” which would cause brokers trading our common stock to adhere to more stringent rules; (v) causing analysts to limit or stop coverage of our common stock; and (vi) limiting availability of market quotations for our common stock.

Although our common stock is available for quotation on the OTC Pink Market, the NYSE American Delisting has resulted in limited liquidity of the public trading market for our common stock. The lack of an active, liquid trading market for our common stock could have material adverse effects on our business, financial condition and future prospects due to, among other things, impairing the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable and reducing the trading liquidity and fair market value of the shares of our common stock, as well as our ability raise funds through the sale of equity or equity-linked securities that will be required to operate our existing and future businesses.

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our security holders to resell their common stock.

Our common stock currently trades under the symbol “LPTV” on the OTC Pink tier of the OTC Market Group. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a national stock exchange. These factors may result in investors having difficulty reselling any shares of our common stock.

There has historically been a limited public market for our securities.

Since the NYSE American Delisting on August 9, 2024, our common stock has been quoted on the OTC Market and there has historically been a limited public market for our common stock. The daily trading volume of our common stock has been limited. The return to trading on the OTC Pink Market and the lack of an active trading market has reduced the value of shares of our common stock and has impaired the ability of our stockholders to sell their shares at the time or price at which they wish to sell them. An inactive trading market may also impair our ability to raise capital by selling our common stock and may impair our ability to acquire or invest in other companies, products, or technologies by using our common stock as consideration.

If we fail to comply with the continuing listing standards of the OTC Markets system, our common stock could be delisted, which could affect the market price of our common stock and reduce our ability to raise capital.

Our common stock is currently listed on the OTC Pink Market under the symbol “LPTV.” There can be no assurance that we will be able to maintain compliance with the continued listing requirements for the OTC Pink Market. If we fail to maintain compliance with any such continued listing requirement, there can also be no assurance that we will be able to regain compliance with any such continued listing requirement in the future.

The trading price of our common stock has been and will likely continue to be volatile, particularly since the NYSE American Delisting.

The trading price of our common stock has been and is likely to continue to be volatile, particularly since the NYSE American Delisting. The market price of our common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

●	the number of shares of our common stock publicly owned and available for trading;

●	quarterly variations in our results of operations or those of our competitors;

●	the accuracy of any financial guidance or projections;

●	our actual or anticipated operating performance and the operating performance of similar companies in the music video, OOH entertainment, or digital media spaces;

●	our announcements or our competitors’ announcements regarding new services, enhancements, significant contracts, acquisitions, or strategic investments;

●	general economic conditions and their impact on advertising spending;

●	the overall performance of the equity markets;

●	threatened or actual litigation;

●	changes in laws or regulations relating to our services; and

●	sales or expected sales of our common stock by us, and our officers, directors, and stockholders.

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

As of December 11, 2024, our two co-founders (Jon Niermann and Liam McCallum) and Bruce Cassidy, the Executive Chairman of our board of directors (“Board of Directors” or “Board”) beneficially owned or controlled, directly or indirectly, common stock representing 70.8% of the combined voting power of all our outstanding voting securities. Notwithstanding the beneficial ownership limitation on certain instruments held by affiliates of Mr. Cassidy that prohibit Mr. Cassidy and his affiliates from owning greater than 29.99% of our outstanding shares of common stock at the time of the conversion or exercise of such instruments, as a result of the combined ownership or control of our voting securities by Mr. Cassidy and our founders, if our founders and/or significant stockholders act together, they will have significant control over the outcome of substantially all matters submitted to our stockholders for approval, including the election of directors. This may delay or prevent an acquisition or cause the trading price of our common stock to decline. Our founders may have interests different from yours. Therefore, the concentration of voting power among our founders may have an adverse effect on the price of our common stock.

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

The exercise of warrants and issuance of incentive stock grants may have a dilutive effect on our stock, and negatively impact the price of our common stock.

We are able to grant stock options, restricted stock, restricted stock units, stock appreciation rights, bonus stocks, and performance awards under the Loop Media, Inc. Amended and Restated 2020 Equity Incentive Compensation Plan (the “2020 Equity Incentive Plan,” and as amended and restated on September 18, 2022, the “Amended and Restated 2020 Equity Incentive Plan” or the “Plan”). As of September 30, 2024, a total of 14,700,068 shares of common stock were authorized and reserved for issuance, and 3,428,481 shares of common stock remained available for issuance, under the Amended and Restated 2020 Equity Incentive Plan. As a result of the “evergreen” feature adopted in the Amended and Restated 2020 Equity Incentive Plan, the number of shares available for issuance was increased by 4,041,295 shares on October 1, 2024, for a total of 18,741,363 shares of common stock authorized and reserved for issuance. As of December 11, 2024, a total of 7,495,732 shares remained available for issuance under the Amended and Restated 2020 Equity Incentive Plan. As of December 11, 2024, we had 9,093,301 shares issuable upon the exercise of warrants outstanding. As of December 11, 2024, an aggregate of (i) 6,234,783 shares were issuable upon the exercise of outstanding options at a weighted average exercise price of $3.76 per share and (ii) 4,171,766 shares of our common stock were issuable upon the vesting of outstanding restricted stock units (“RSUs”). See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — The Loop Media, Inc. Amended and Restated 2020 Equity Incentive Plan.”

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

ITEM 1C. CYBERSECURITY.

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team works closely with our IT team to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs and we provide ongoing education and training to our employees to understand and recognize cybersecurity risks.

Our current cybersecurity risk assessment program consists of an annual review of our risks and policies. The program outlines governance, policies and procedures, and technology we use to oversee and identify risks from cybersecurity threats. We have security measures in place to protect our clients, customers, employees, and vendor information and prevent data loss and other security breaches. We also only use third party software for accounting, billing and payroll that have successful SOC 1 type 2 compliance. In addition, we maintain business continuity, contingency, and recovery plans for use in the event of a cybersecurity incident by the administering of local and cloud based back up of files and emails.

We have multiple controls and processes in place in order to assess risks and to prevent breaches, some of which include:

●	subscribing to a cybersecurity risk management program;
●	utilizing an Email Banner for external emails, which assists us in identifying any phishing / impersonation email and which cannot be bypassed;
●	utilizing firewall appliances with a security suite;
●	providing endpoint security software for our team and
●	utilizing Cloudflare for protecting and securing our cloud environments.

Our senior management and our Board of Directors are aware of the critical nature of managing risks associated with cybersecurity threats. Our CEO is responsible for overseeing our business operations, which includes working with our IT personnel to oversee the day-to-day assessment and management of risks from cybersecurity threats, including the prevention, mitigation, detection, and remediation of cybersecurity threats to our Company. Our executive management team is responsible for updating the Board, as necessary, regarding any significant cybersecurity incidents, should any occur. Our Board may also receive periodic reports from management on our cybersecurity risks and cybersecurity risk management program. In the event of a cybersecurity incident, our CEO is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

To date, we have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

ITEM 2. PROPERTIES.

We maintain a virtual principal executive office located at 2600 West Olive Avenue, Suite 5470, Burbank, CA 91505. Our telephone number is (213) 436-2100. We rent a small office space at this location for the purposes of receiving and forwarding our mail. We are on a month-to-month lease for this location.

We currently lease an office and storage unit comprised of approximately 3,182 square feet located at 568 1st Avenue South, Suite 550, Seattle, WA 98104. The term of this lease is three (3) years, from February 1, 2024, to January 31, 2027.

We believe that our leased facilities are adequate to meet our needs at this time. We do not currently own any real property.

ITEM 3. LEGAL PROCEEDINGS.

The GemCap Litigation

On October 29, 2024, we, along with our wholly-owned subsidiary, Retail Media TV, Inc., received a notice and reservation of rights letter (the “Reservation of Rights Notice”) from GemCap Solutions, LLC (“GemCap” or the “Senior Lender”) under its revolving line of credit facility (the “GemCap Revolving Line of Credit Agreement”) informing the Company that events of default had occurred and were continuing under the GemCap Revolving Line of Credit Agreement as a result our incurrence of indebtedness under the Bellino Trust Convertible Note, which, was not expressly subordinated to the Company’s indebtedness to the Senior Lender pursuant to a subordination agreement in form and substance satisfactory to the Senior Lender.

On November 5, 2024, we received an acceleration notice (the “Acceleration Notice”) from GemCap demanding payment of the full amount outstanding on the Revolving Loan Facility by 5:00 p.m. Central time on November 8, 2024 (the “Demand”). On November 7, 2024, the Senior Lender orally agreed to suspend the Demand deadline to allow us to enter into negotiations with it for a forbearance of the Demand for a period of time to work toward a mutually agreeable resolution. On November 13, 2024, GemCap rescinded its offer to negotiate a forbearance of the Demand and delivered to the Company the Lender a Notice of Secured Party Public Sale Pursuant to Section 9-610 of the Uniform Commercial Code (“UCC” and such notice, the “Public Sale Notice”) purporting to set a sale, under the UCC, of our personal property in order to foreclose the security interest it held in and to our assets. Concurrently with the delivery of the Public Sale Notice, GemCap issued a press release announcing the same.

Also on November 13, 2024, we filed a lawsuit in the United States District Court for the Western District of Texas San Antonio Division (the “US District Court”), seeking relief against GemCap for breach of contract and breach of implied duty of good faith and fair dealing, and an Application for an Emergency Temporary Restraining Order and Preliminary Injunction seeking preliminary injunctive relief to prevent GemCap from exercising or continuing to exercise its default remedies under the Loan Documents (the “Federal Court Lawsuit”). On November 15, 2024, the US District Court issued an order (the “US District Court Order”) regarding our application for preliminary injunctive relief, granting in part the Company’s application, temporarily enjoining GemCap from auctioning the personal property of the Company, but denied the application in all other respects.

Following receipt of notice that the US District Court lacked subject matter jurisdiction to hear the Company’s Federal Court Lawsuit, we filed a Notice of Voluntary Dismissal in the US District Court and on November 21, 2024, the Company refiled its lawsuit and application for temporary and permanent injunctive relief in the District Court for Bexar County, Texas (the “State Court Lawsuit”). On November 25, 2024, GemCap filed a counterclaim against the Company, claiming breach of contract and common law fraud and seeking economic and exemplary damages, as well as fees and costs (the “GemCap Counterclaim”). On the same day, we were\ granted a hearing in the Bexar County District Court in San Antonio, at which our petition for temporary relief was denied (the “Texas State Court Order”).

Following the Texas State Court Order, we entered into settlement negotiations with GemCap, and on November 27, 2024, we reached a payoff arrangement pursuant to which we agreed to pay to GemCap a total payoff amount, including outstanding principal, accrued interest and fees and a legal reserve, of $1,644,613.41 (the “Payoff Amount”), and entered into a Settlement Agreement and Mutual Release with GemCap (the “GemCap Settlement Agreement” and together with the Payoff Amount, the “GemCap Litigation Settlement”), effective as of November 27, 2024, pursuant to which, (a) in return for the Payoff Amount, GemCap was required to release all security interests in our bank accounts, property and intellectual property and, by notice to all parties who received notice of the public sale of our property and by issuance of a press release, cancel the public sale of our property, and (b) each of the Company and GemCap agree to a full release of all claims and counterclaims related to the GemCap Lawsuit, including the State Court Lawsuit and the GemCap Counterclaim, respectively, and as of the date of this Report, such claims have been dismissed with prejudice. The foregoing description is referred to in this Report as the “GemCap Litigation.”

As of the date of this Report, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry, or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting our Company, or our common stock, in which we believe an adverse decision could have a material adverse effect on our financial conditions or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock, par value $0.0001, was delisted from the NYSE American on August 8, 2024, and began trading under the symbol “LPTV” on the OTC Pink Market on August 9, 2024. On December 11, 2024, the last reported sale price per share of our common stock as quoted on the OTC Pink Current was $0.039. We intend to have our common stock quoted on the OTCQB Venture Market (the “OTCQB”).

For the fiscal year ended September 30, 2023, and through August 8, 2024, the following table sets forth the high and low sale prices for our common stock as reported by the NYSE American. From August 9, 2024, through December 11, 2024, the following table sets forth the range of high and low closing bid quotations for our common stock as reported by the OTC Markets Group. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2023

First Quarter (October 1, 2022, through December 31, 2022)	$6.62	$5.877
Second Quarter (January 1, 2023, through March 31, 2023)	$5.75	$5.57
Third Quarter (April 1, 2023, through June 30, 2023)	$2.49	$2.21
Fourth Quarter (July 1, 2023, through September 30, 2023)	$0.536	$0.471

Fiscal Year Ended September 30, 2024

First Quarter (October 1, 2023, through December 31, 2023)	$1.10	$0.94
Second Quarter (January 1, 2024, through March 31, 2024)	$0.389	$0.333
Third Quarter (April 1, 2024, through June 30, 2024)	$0.172	$0.101
Fourth Quarter (July 1, 2024, through September 30, 2024)	$0.057	$0.045

Fiscal Year Ending September 30, 2025

First Quarter (October 1, 2024, through December 11, 2024)	$0.058	$0.032

Holders

As of December 11, 2024, we had 82,953,569 shares of common stock outstanding held by approximately 129 stockholders of record.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

STATEMENT ON FORWARD-LOOKING INFORMATION

This Report contains certain statements that are, or may deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding our plans, expectations, thoughts, beliefs, estimates, goals and outlook for the future. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

Overview

We are a multichannel digital video platform media company that uses marketing technology, or “MarTech,” to generate revenue and offer our services. Our technology and vast library of videos and licensed content enable us to curate and distribute short-form videos to connected televisions (“CTV”) in out-of-home (“OOH”) dining, hospitality and retail establishments, convenience stores and other locations and venues to enable the operators of those locations to inform, entertain and engage their customers. Our technology also provides businesses the ability to promote and advertise their products via digital signage and provides third-party advertisers with a targeted marketing and promotional tool for their products and services. We also allow our business clients to access our service without advertisements by paying a monthly subscription fee. In the fourth quarter of fiscal year 2024, we continued to work toward the expansion of our subscription offerings, including toward the introduction of a two-tier music video service offering, which will include a “primary tier” consisting of fewer than ten music video channels provided under a free ad-based service, and a “premium tier” of the full library of curated music video channels provided under a subscription service. We also announced a non-music subscription offering that includes a number of live channels ranging from live sports events to news and culture offerings.

We offer hand-curated music video content licensed from major and independent record labels, including Universal Music Group (“Universal”), Sony Music Entertainment (“Sony”), and Warner Music Group (“Warner” and collectively with Universal and Sony, the “Music Labels”), as well as non-music video content. Our non-music video content is predominantly licensed or acquired from third parties, including live sports, action sports clips, drone and nature footage, trivia, news headlines, lifestyle channels and kid-friendly videos, as well as movie, television and video game trailers, among other content. We distribute our content and advertising inventory to digital screens located in OOH locations primarily through (i) our owned and operated platform (the “O&O Platform”) of Loop Media-designed “small-box” streaming Android media players (“Loop Players”) and legacy ScreenPlay (as defined below) computers and (ii) through screens (“Partner Screens”) on digital platforms owned and operated by third parties (each a “Partner Platform” and collectively the “Partner Platforms,” and together with the O&O Platform, the “Loop Platform”).

As of September 30, 2024, we had over 77,000 active Loop Players and Partner Screens across the Loop Platform, which includes 27,811 quarterly active Loop Players, or QAUs (as defined below) operating across our O&O Platform. See “— Key Performance Indicators.” We launched our Partner Platforms business in May 2022 and had approximately 49,000 screens across our Partner Platforms as of September 30, 2024.

We have two primary constituents included in our customer base: the OOH locations we service and the advertisers who purchase advertising inventory on the Loop Platform. We earn revenue from these customers primarily by selling advertising inventory on the Loop Platform and by collecting subscription fees from our O&O Platform owners and operators that are streaming advertising-free content.

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

From a business operations standpoint, for the O&O Platform business, we view our customers as the owners and operators of the OOH locations that use our content services to engage and entertain the customers that visit the OOH locations. Our customer services team works with the owners and operators of OOH locations in our O&O Platform business to ensure our customers are being properly serviced and address any questions about the service, content, advertising performance and other matters.

From an accounting standpoint, for the O&O Platform business, our customers are considered to be those persons who provide revenue to us, which includes the owners and operators of the OOH locations that utilize a subscription-based service, and the advertising demand sources (including DSPs, SSPs and advertisers) that purchase our advertising inventory on the O&O Platform. From an accounting standpoint, the owners and operators of the OOH locations utilizing a free advertising-based service on our O&O Platform are not our customers. Instead, the advertising demand sources are our customers because they provide revenue to us (by way of purchasing advertising inventory) for the streaming of content to those OOH locations utilizing an ad-free service.

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

The Partner Platforms

The screens in our Partner Platforms business may deliver content that we curate and deliver or content that is provided by the owners and operators of third-party digital platforms. We make available to our Partner Platforms clients channels of original content developed using licensed or purchased content that is then reformatted into short-form content suitable for commercial use.

We provide advertising demand services to third parties by selling ad impressions available on the Partner Platforms to advertising demand sources (including DSPs, SSPs and advertisers) who pay us to fill those impressions and have ads delivered across the Partner Platforms. If the advertising impressions are filled with advertisements, we will fulfil our obligation and be paid as the publisher of the advertisement. If advertising impressions are not purchased, the content will play without advertisements and no revenue will be earned by us.

From a business operations standpoint, we view our customers, for our Partner Platform services, as the owners and operators of the third-party digital platforms that utilize our content and advertising services and enable such third parties to better monetize the screens on their digital platforms. We may, in certain instances, also provide content across the Partner Platforms.

Our customer services team works with the owners and operators of the third-party digital platforms in our Partner Platforms business to ensure our customers are being properly serviced and address any questions about the service, content, advertising performance and other matters.

From an accounting standpoint, for the Partner Platforms business, our customers are the advertising demand sources (including DSPs, SSPs and advertisers) because they are providing revenue to us (by way of purchasing advertising inventory) for the streaming of content across the Partner Platforms. The Partner Platforms business operates a free ad-supported business model with no subscription fees.

The revenue share arrangements in the O&O Platform business are included in the cost of revenue. The content streamed on the Partner Platforms is content we procure on licenses that do not contain an element of revenue share or content provided by the third-party partner who owns and operates the screens on the Partner Platforms. As such, no content partner revenue share arrangements exist on the Partner Platforms. There is, however, a revenue share arrangement with the third-party partner who owns and operates the screens on the Partner Platforms. We deduct from the revenue we generate in the Partner Platforms business certain costs and expenses associated with operating such business (including streaming costs and content hosting) and then allocate the remaining revenue between us and the third-party digital platform provider, based on pre-agreed negotiated percentages. The percentage of revenue we pass along to third-party digital platform providers is recorded as cost of revenue and is our single largest cost of revenue component for the Partner Platforms business.

NYSE American Delisting

On August 8, 2024, we received notice from NYSE American that it had suspended trading of our common stock and determined to commence proceedings to delist the Company’s common stock from the NYSE American as a result of its determination that the Company is no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of the Company’s common stock (the “NYSE American Delisting”). Our common stock began trading under its current trading symbol “LPTV” on the OTC Pink tier of the OTC Markets Group (the “OTC Pink Market”) on August 9, 2024. See “Item 1A–Risk Factors – Risks Related to Owning our Common Stock – Our common stock was delisted from trading on the NYSE American and is currently trading under its trading symbol “LPTV” on the OTC Pink tier of the OTC Markets Group, which involves additional risks compared to being listed on a national securities exchange. Our ability to sell equity securities and the liquidity of our common stock will be adversely affected if we are unable to transfer our listing to another national securities exchange or, at minimum, a medium that offers greater liquidity than the OTC Market.”

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Developments

Operational and Cost-Cutting Review

During fiscal year 2024, our Executive Chairman and members of our senior management team have conducted an ongoing operational and cost-cutting review across the Company which it believes will provide the framework to making us more competitive in the CTV for business/DOOH industry and will accelerate our potential path to break even and operating profitability. As a result of this review, during fiscal 2024 and up to the date of this Report, we have:

●	implemented leadership changes, reduced our workforce from a total of 78 full-time employees and contract workers to 42 full-time employee and implemented temporary salary reductions, resulting in a reduction of $3,133,022 in our payroll costs for the year ended September 30, 2024, over the year ended September 30, 2023;
●	reviewed, restructured and terminated certain existing third-party vendor products and services, resulting in the elimination of approximately $750,000 in ongoing yearly costs and expenses beginning in the first quarter of fiscal year 2025;
●	eliminated our “Loop Rewards” monthly incentive payments to venue operators for maintaining target hours of activation for Loop Players, resulting in a savings of approximately $1.0 million in fiscal year 2024;

●	eliminated and restructured certain of our fixed fee third-party content licenses to more closely align payments to content licensors with related content revenue;
●	continued to develop and promote lower cost channels to reduce or eliminate third party content license fees, where possible;
●	looked carefully at the costs related to our third-party affiliate program and shifted much of these efforts internally for the foreseeable future, which has contributed to our overall reduction in expenses;
●	extended the payment terms of certain of our debt facilities to ease short-term cash requirements. See “– Debt Activities.”

Despite approximately 30% less revenue year-over-year, as a result of these cost-cutting measures we achieved a 29% improvement in our Adjusted EBITDA. See “—Consolidated Results of Operations.” There can be no assurances that we will be able to sustain these cost-cutting efforts or effect all changes that we have identified and continue to identify or that any such changes will achieve the desired results.

The GemCap Litigation

On October 29, 2024, we, along with our wholly-owned subsidiary, Retail Media TV, Inc., received a notice and reservation of rights letter (the “Reservation of Rights Notice”) from GemCap Solutions, LLC (“GemCap” or the “Senior Lender”) under its revolving line of credit facility (the “GemCap Revolving Line of Credit Agreement”) informing the Company that events of default had occurred and were continuing under the GemCap Revolving Line of Credit Agreement as a result our incurrence of indebtedness under the Bellino Trust Convertible Note, which, was not expressly subordinated to the Company’s indebtedness to the Senior Lender pursuant to a subordination agreement in form and substance satisfactory to the Senior Lender.

On November 5, 2024, we received an acceleration notice (the “Acceleration Notice”) from GemCap demanding payment of the full amount outstanding on the Revolving Loan Facility by 5:00 p.m. Central time on November 8, 2024 (the “Demand”). On November 7, 2024, the Senior Lender orally agreed to suspend the Demand deadline to allow us to enter into negotiations with it for a forbearance of the Demand for a period of time to work toward a mutually agreeable resolution. On November 13, 2024, GemCap rescinded its offer to negotiate a forbearance of the Demand and delivered to the Company the Lender a Notice of Secured Party Public Sale Pursuant to Section 9-610 of the Uniform Commercial Code (“UCC” and such notice, the “Public Sale Notice”) purporting to set a sale, under the UCC, of our personal property in order to foreclose the security interest it held in and to our assets. Concurrently with the delivery of the Public Sale Notice, GemCap issued a press release announcing the same.

Also on November 13, 2024, we filed a lawsuit in the United States District Court for the Western District of Texas San Antonio Division (the “US District Court”), seeking relief against GemCap for breach of contract and breach of implied duty of good faith and fair dealing, and an Application for an Emergency Temporary Restraining Order and Preliminary Injunction seeking preliminary injunctive relief to prevent GemCap from exercising or continuing to exercise its default remedies under the Loan Documents (the “Federal Court Lawsuit”). On November 15, 2024, the US District Court issued an order (the “US District Court Order”) regarding our application for preliminary injunctive relief, granting in part the Company’s application, temporarily enjoining GemCap from auctioning the personal property of the Company, but denied the application in all other respects.

Following receipt of notice that the US District Court lacked subject matter jurisdiction to hear the Company’s Federal Court Lawsuit, we filed a Notice of Voluntary Dismissal in the US District Court and on November 21, 2024, the Company refiled its lawsuit and application for temporary and permanent injunctive relief in the District Court for Bexar County, Texas (the “State Court Lawsuit”). On November 25, 2024, GemCap filed a counterclaim against the Company, claiming breach of contract and common law fraud and seeking economic and exemplary damages, as well as fees and costs (the “GemCap Counterclaim”). On the same day, we were\ granted a hearing in the Bexar County District Court in San Antonio, at which our petition for temporary relief was denied (the “Texas State Court Order”).

Following the Texas State Court Order, we entered into settlement negotiations with GemCap, and on November 27, 2024, we reached a payoff arrangement pursuant to which we agreed to pay to GemCap a total payoff amount, including outstanding principal, accrued interest and fees and a legal reserve, of $1,644,613.41 (the “Payoff Amount”), and entered into a Settlement Agreement and Mutual Release with GemCap (the “GemCap Settlement Agreement” and together with the Payoff Amount, the “GemCap Litigation Settlement”), effective as of November 27, 2024, pursuant to which, (a) in return for the Payoff Amount, GemCap was required to release all security interests in our bank accounts, property and intellectual property and, by notice to all parties who received notice of the public sale of our property and by issuance of a press release, cancel the public sale of our property, and (b) each of the Company and GemCap agree to a full release of all claims and counterclaims related to the GemCap Lawsuit, including the State Court Lawsuit and the GemCap Counterclaim, respectively, and as of the date of this Report, such claims have been dismissed with prejudice. The foregoing description is referred to in this Report as the “GemCap Litigation.”

Equity Issuance

On December 5, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor pursuant to which we sold, in a private placement offering, made pursuant to Section 4(a)(2) under the Securities Act and Rule 506(c) promulgated thereunder, 2,127,659 shares of the Company’s common stock, par value $0.0001 per share, at a per share price of $0.0470, the closing price per share as quoted on the OTC Pink Market, on December 4, 2024, for an aggregate purchase price of $100,000.00, which proceeds will be used for general corporate purposes. The Purchase Agreement includes customary representations, warranties and covenants by the Company.

Debt Activities

Agile $388,500 Loan

On October 14, 2024, we, along with RMTV, entered into a Subordinated Business Loan and Security Agreement (the “Agile $388,500 Loan Agreement”) with Agile Capital Funding, LLC, a Virginia limited liability company (“Agile”) and Agile Capital Funding, LLC, as collateral agent (the “Agile Collateral Agent”), evidenced by a Subordinated Secured Promissory Note in the principal amount of $388,500 (the “Agile $388,500 Note”). Principal and interest in the aggregate amount of $559,440 under the Agile $388,500 Note is repaid in weekly payments of $17,482.50 and shall be repaid on or before the maturity date of May 26, 2025 (the “Agile $388,500 Loan Maturity Date”). The Agile $388,500 Note may be prepaid prior to the Agile $388,500 Loan Maturity Date, subject to a prepayment fee equal to the aggregate and the actual amount of interest remaining to be paid through the Agile $388,500 Loan Maturity Date. Payments under the Agile $388,500 Note is expressly subordinated to our obligations under the GemCap Revolving Line of Credit Agreement and we granted the Agile Collateral Agent a security interest, for the benefit of the Agile, in certain properties, rights and assets of the Company, which security interest was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement, this subordination has fallen away. See “– The GemCap Litigation.”

The Agile $388,500 Loan had a balance, including accrued interest, amounting to $326,783 as of December 11, 2024. See “—Future Capital Requirements – Agile $388,500 Loan” for a detailed description of the Agile $388,500 Loan.

1800 Diagonal Lending, LLC

1800 Diagonal Promissory Note

On October 11, 2024, we entered into a Securities Purchase Agreement (the “1800 Diagonal Promissory Note Agreement”) with 1800 Diagonal Lending, LLC (the “1800 Diagonal Lender”), pursuant to which the 1800 Diagonal Lender made a loan to us, evidenced by a Promissory Note in the aggregate principal amount of $138,000.00, including an original issue discount of $23,000.00 (the “1800 Diagonal Promissory Note”). Under the 1800 Diagonal Promissory Note, we are required to make ten (10) monthly payments of $15,180.00, which includes a one-time interest charge of ten percent (10%) ($13,800.00). The 1800 Diagonal Promissory Note is not secured by any collateral and matures on August 15, 2025.

The 1800 Diagonal Promissory Note had a balance, including accrued interest, amounting to $109,507 as of December 11, 2024.

1800 Diagonal Bridge Note

On October 11, 2024, we entered into a Securities Purchase Agreement with the 1800 Diagonal Lender (the “1800 Diagonal Bridge Note Agreement,” and together with the 1800 Diagonal Promissory Note Agreement, the “1800 Diagonal Agreements”) pursuant to which the 1800 Diagonal Lender made a loan to us, evidenced by a Bridge Note in the aggregate principal amount of $49,200.00, including an original issue discount of $23,000.00 (the “1800 Diagonal Bridge Note,” and together with the 1800 Diagonal Promissory Note, each a “1800 Diagonal Note” and collectively, the “1800 Diagonal Notes”). Under the 1800 Diagonal Bridge Note, we are required to make an initial payment of $27,552.00, which includes a one-time interest charge of twelve percent (12%) ($5,904.00), on April 15, 2025, with four (4) subsequent payments of $6,888.00 due each month thereafter. The 1800 Diagonal Bridge Note is not secured by any collateral and matures on August 15, 2025. Payments under the 1800 Diagonal Agreements were expressly subordinated to our obligations under the GemCap Revolving Line of Credit Agreement; however, as a result of the GemCap Litigation Settlement, this subordination has fallen away. See “—The GemCap Litigation.”

The 1800 Diagonal Bridge Note had a balance, including accrued interest, amounting to $49,971 as of December 11, 2024. See “—Future Capital Requirements – 1800 Diagonal Lending, LLC” for a detailed description of the 1800 Diagonal Notes.

If an event of default under a respective 1800 Diagonal Note occurs, the 1800 Diagonal Lender has the right to convert the balance owed pursuant to the respective 1800 Diagonal Note, including the Default Amount, into shares of our common stock at a conversion price equal to seventy percent (70%) of the average of the three (3) lowest trading prices for the common stock during the fifteen (15) trading days prior to the conversion date; provided, however, that each of the 1800 Diagonal Notes contains a beneficial ownership limitation restricting the 1800 Diagonal Lender and its affiliates from owning greater than 4.99% of our outstanding shares of common stock at the time of such conversion, as set forth in each of the 1800 Diagonal Notes.

The Bellino Trust $2.0M Convertible Note

On October 18, 2024, we issued a Convertible Promissory Note to the Joseph G. Bellino Trust Dated November 30, 2023 (the “Bellino Trust”), in the principal amount of $2,000,000.00 (the “Bellino Trust $2.0M Convertible Note”). The Bellino Trust Convertible Note accrues interest at thirty percent (30%) per annum, and unless converted into our common stock. The entire principal amount of the Bellino Trust Convertible Note, plus accrued and unpaid interest, will be due and payable by us on the date that is twelve (12) months after the issue date (the “Bellino Trust Convertible Note Maturity Date”). The Bellino Trust $2.0M Convertible Note is guaranteed personally by Bruce Cassidy, our Executive Chairman.

The Bellino Trust shall have the right, at any time, to convert all or any portion of the principal and interest due on the date of conversion into shares of our common stock at a conversion price that is seventy percent (70%) of the lowest volume-weighted average price of the common stock on any trading day during the ten (10) trading days prior to the respective conversion date; provided, however, that the Bellino Trust shall not have the right to convert any portion of the Bellino Trust $2.0M Convertible Note to the extent that after giving effect to such conversion, the Bellino Trust or its affiliates would beneficially own in excess of 29.99% of the Company’s outstanding shares of common stock at the time of such conversion (a “Beneficial Ownership Limitation”), as set forth in the Bellino Trust $2.0M Convertible Note. We may prepay the Bellino Trust $2.0M Convertible Note at any time prior to the Bellino Trust Convertible Note Maturity Date, subject to a prepayment fee equal to the aggregate and actual amount of interest remaining to be paid through the Bellino Trust Convertible Note Maturity Date. See “—Future Capital Requirements – The Bellino Trust $2.0M Convertible Note” for a detailed description of the Bellino Trust Convertible Note.

The Bellino Trust $2.0M Convertible Note had a balance, including accrued interest, amounting to $2,010,000 as of December 11, 2024.

The RAT Non-Revolving Line of Credit – Debt Extinguishment

On November 21, 2024, the outstanding principal and accrued interest in the amount of $334,575.50 on the RAT Non-Revolving Line of Credit was paid off and all of our obligations under the RAT Non-Revolving Line of Credit Agreement were extinguished. See “—Future Capital Requirements – The RAT Non-Revolving Line of Credit.”

The Excel $3M Line of Credit Convertible Note

On November 27, 2024, we entered into a Non-Revolving Line of Credit Loan Agreement with Excel (the “Excel $3.0M Line of Credit Loan Agreement”), for an aggregate principal amount of up to $3,000,000 (the “Excel $3.0M Line of Credit”), evidenced by a Line of Credit Convertible Promissory Note (the “Excel $3.0M Line of Credit Convertible Note”).

The Excel $3.0M Line of Credit Convertible Note accrues interest at twenty percent (20%) per annum, and unless converted into our common stock. The entire principal amount of the Excel $3.0M Convertible Note, plus accrued and unpaid interest, will be due and payable by us on the date that is twelve (12) months after the issue date (the “Excel $3.0M Convertible Note Maturity Date”); provided, however, that the Excel $3.0M Convertible Note Maturity Date may be extended by an additional twelve (12) months at our request and upon written consent by the Excel, which consent shall not be unreasonably withheld.

Excel shall have the right, at any time, to convert all or any portion of the principal and interest due on the date of conversion into shares of our common stock at a conversion price that is seventy percent (70%) of the lowest volume-weighted average price of the common stock on any trading day during the ten (10) trading days prior to the respective conversion date, provided, however, that Excel shall not have the right to convert any portion of the Excel $3.0M Line of Credit Convertible Note to the extent that after giving effect to such conversion, Excel or its affiliates would beneficially own in excess of 29.99% of the Company’s outstanding shares of common stock at the time of such conversion (a “Beneficial Ownership Limitation”), as set forth in the Excel $3.0M Line of Credit Convertible Note. We may prepay the Excel $3.0M Line of Credit Convertible Note at any time prior to the Excel $3.0M Convertible Note Maturity Date. The Excel $3.0M Line of Credit Convertible Note contains customary representations and warranties by the Company and provides for certain standard events of defaults. See “—Future Capital Requirements – The Excel $3.0M Convertible Note.”

The Excel $3.0M Convertible Note had a balance, including accrued interest, amounting to $3,024,731 as of December 11, 2024.

The Excel $2.5M Revolving Line of Credit Amendment

On December 3, 2024, and effective retroactively to July 1, 2024, we entered into a Secured Revolving Line of Credit Loan Agreement Amendment with Excel to extend the date on which the first payment of interest is due under the Excel $2.5M Revolving Line of Credit by one (1) year, from July 1, 2024, to July 1, 2025. See “—Future Capital Requirements – The Excel $2.5M Revolving Line of Credit.”

The Excel $2.5M Revolving Line of Credit had a balance, including accrued interest, amounting to $2,696,479 as of December 11, 2024.

The Excel $1.0M Line of Credit Amendment

On December 3, 2024, and effective retroactively to September 24, 2024, we entered into a Secured Non-Revolving Line of Credit Loan Agreement Amendment with Excel and issued to Excel an Amended and Restated Non-Revolving Line of Credit Promissory Note to Excel to extend the Original Excel $1.0M Line of Credit Maturity Date by twelve (12) months, from one hundred eighty (180) days from the date of the Excel $1.0M Secured Line of Credit Agreement to one hundred eighty (180) days plus twelve (12) months from the Excel $1.0M Secured Line of Credit Agreement, or to September 24, 2025. See “—Future Capital Requirements – The Excel $1M Line of Credit.”

The Excel $1.0M Line of Credit had a balance, including accrued interest, amounting to $1,084,000 as of December 11, 2024.

Key Performance Indicators

We review our quarterly active units (“QAUs”) and average revenue per unit player (“ARPU”), among other key performance indicators, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Quarterly Active Units

We define an “active unit” as (i) an ad-supported Loop Player (or DOOH (defined below) location using our ad-supported service through our “Loop for Business” application or using a DOOH venue-owned computer screening our content) that is online, used on our O&O Platform, playing content and has checked into the Loop Media analytics system at least once in the 90-day period ending on the date of measurement, or (ii) a DOOH location customer using our subscription service on our O&O Platform at any time during the 90-day period. We use “QAU” to refer to the number of such active units during such period. We do not count toward our QAUs any Loop Players or screens used on our Partner Platforms.

Digital out-of-home (“DOOH”) is a form of media that is delivered digitally outside of the home on billboards, signage, displays, televisions, and other devices in OOH locations, including restaurants, retail shops, healthcare facilities, sports and entertainment venues, and other public or non-residential spaces.

As of September 30, 2024, we had over 77,000 active Loop Players and Partner Screens across the Loop Platform, representing a decrease of 5% in active Loop Players and Partner Screens from the over 81,000 Loop Players and Partner Screens as of June 30, 2024. This included 27,811 QAUs across our O&O Platform and approximately 49,000 Partner Screens across our Partner Platforms.

In the quarter ended September 30, 2024, QAUs decreased 9% to 27,811 compared to 30,486 in the quarter ended June 30, 2024. There was relatively limited growth in QAUs quarter on quarter as we looked to prioritize and incentivize the distribution of Loop Players in key advertising markets and geographies, as well as into more desirable out-of-home location types, like convenience stores, restaurants, bars, and other retail establishments. We also looked to reduce our presence in less desirable out-of-home locations, which offset and reduced our net distribution growth. QAUs were 32,658 as of the quarter ended March 31, 2024, 33,783 as of the quarter ended December 31, 2023, and 37,021 as of the quarter ended September 30, 2023.

As of September 30, 2024, Partner Screens in our Partner Platforms business decreased by approximately 2,000 Partner Screens to approximately 49,000 Partner Screens, over approximately 51,000 Partner Screens as of June 30, 2024.

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

Our AD ARPU fluctuates based on a number of factors, including the length of time in a quarter that a unit player is activated and operating, the cost-per-thousand ad impressions (“CPMs”) we are able to achieve for our advertising impressions, and the advertising fill rates that we are able to achieve. Our SUB ARPU fluctuates based on a number of factors, including the timing of the start of a customer subscription for a subscription-supported unit player, the number of ad-supported unit players we have, and the price clients pay for those subscriptions. An increase in the number of unit players over the course of a quarterly period may have the effect of decreasing quarterly ARPU, particularly if such players are added toward the end of the quarterly period. Increases or decreases in ARPU may not correspond with increases or decreases in our revenue, and ARPU may be calculated in a manner different than any similar key performance indicator used by other companies.

For the quarter ended September 30, 2024, AD ARPU was $80, compared to $84 for the quarter ended June 30, 2024, a 5% decrease. AD ARPU was $64 for the quarter ended March 31, 2024, and $142 for the quarter ended December 31, 2023.

For the quarter ended September 30, 2024, SUB ARPU was $464, compared to $561 for the quarter ended June 30, 2024, a 17% decrease. SUB ARPU was $554 for the quarter ended March 31, 2024, and $426 for the quarter ended December 31, 2023.

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

See “Item 1 – Business — Seasonality” for a more detailed discussion regarding the seasonality of our business and results of operations.

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

Restructuring Costs

As previously disclosed, we began taking steps in fiscal year 2023 to increase efficiency and cut costs, while still maintaining our focus on, and dedication to, the continued growth of our business. These cuts and adjustments across several aspects of our business, including reductions in headcount and organizational restructuring, continued in fiscal year 2024. As a result, we have seen a decrease of 30% in our SG&A costs in the twelve months ended September 30, 2024, over the same period in fiscal 2023.

Other Income/Expense

Interest Expense

Interest expense consists of interest expense on our outstanding indebtedness and amortization of debt issuance costs.

Other Income (Expense)

Other income consists of employee retention credits, foreign currency translation adjustment, realized foreign current gains/losses and unrealized gains/losses.

Income Taxes

We account for income taxes in accordance with the FASB’s Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”). ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

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

For the twelve months ended September 30, 2024, compared to the twelve months ended September 30, 2023:

	Year ended September 30,
	2024	2023	$ variance	% variance
Revenue	$22,254,959	$31,642,293	$(9,387,334)	(30)%
Cost of revenue	16,273,962	20,982,933	(4,708,971)	(22)%
Gross profit	5,980,997	10,659,360	(4,678,363)	(44)%
Total operating expenses	26,749,678	39,444,972	(12,695,294)	(32)%
Loss from operations	(20,768,681)	(28,785,612)	8,016,931	(28)%

Other income (expense):
Interest expense	(3,041,715)	(3,802,346)	760,631	(20)%
Loss on extinguishment of debt	(25,424)	—	(25,424)	N/A
Amortization – ATM facility	(633,902)	—	(633,902)	N/A
Employee retention credits	—	645,919	(645,919)	(100)%
Other income (expense)	228	(3,128)	3,356	107%
Total other income (expense)	(3,700,813)	(3,159,555)	(541,258)	17%

Income tax expense	(26,108)	(18,512)	(7,596)	41%
Net loss	$(24,495,602)	$(31,963,679)	$7,468,077	23%

Revenue

Our revenue for the year ended September 30, 2024, was $22,254,959, a decrease of $9,387,334, or 30%, from $31,642,293 for the year ended September 30, 2023. This decrease was primarily driven by: (i) a lack of political ad placements in the first quarter of fiscal 2024, as compared to those in the first quarter of fiscal 2023, during which period there was significant political ad spend in connection with the U.S. congressional and local elections; (ii) a slowdown in digital advertising spend in the first quarter of fiscal 2024, as compared to the same period in the previous fiscal year, due to the more challenging macroeconomic environment in the first quarter of fiscal 2024; (iii) a challenging ad market environment starting in the second quarter of fiscal year 2024 due to one of the largest ad demand participants changing their terms of business with ad publishers, including us, which resulted in a material negative impact on our ad demand partner revenue; (iv) decrease in Loop players year-over-year primarily due to the cost-cutting measures taken to eliminate our customer reward program and restructure our affiliate program and (v) the reduction in ad demand partners in the third quarter of fiscal year 2024 that view our Loop Platform as a CTV platform on which CTV ad budgets can be spent, as compared to the number of ad partners that viewed us as a CTV platform in the third quarter of fiscal year 2023. CTV advertising budgets are generally significantly higher; thus, CTV ad demand is generally associated with higher fill rates and CPMs, compared to DOOH ad budgets and DOOH ad demand.

Cost of Revenue

Our cost of revenue for the year ended September 30, 2024, was $16,273,962, a decrease of $4,708,971, or 22%, from $20,982,933 for the year ended September 30, 2023. This decrease in cost of revenue was primarily due to decreased revenue, which results in lower variable costs, offset by fixed fee and minimum fee licensing costs.

During fiscal year 2024, we continued an operational and cost-cutting review across the company, which we believed would provide the framework to make us more competitive in the CTV for business/DOOH industry and would accelerate our potential path to break even and achieve operating profitability. These measures included: (1) discussions with certain of our third-party content providers and other licensors with a view to (i) restructuring existing or new license agreements and (ii) eliminating certain fixed fee content licenses, in each case to more closely align payments to content licensors with revenue associated with such content; (2) the development and promotion of lower cost channels to reduce or eliminate third-party content license fees, where possible; and (3) a continued review of existing third-party vendor products and services with a view to eliminating approximately $750,000 in ongoing yearly costs and expenses beginning in the first quarter of fiscal year 2025.

These efforts are ongoing and as these initiatives and changes continue to take effect, we believe we will see improved margins for the business. There can be no assurances, however, that we will be able to effect all changes that we have identified or that any such changes will achieve the desired results.

Gross Profit Margin

Our gross profit margin for the year ended September 30, 2024, was $5,980,997, a decrease of $4,678,363, or 44%, from $10,659,360 for the year ended September 30, 2023. Our gross profit margin as a percentage of total revenue for the twelve months ended September 30, 2024, was approximately 26.9% compared to 33.7% for the twelve months ended September 30, 2024. The percentage decrease was primarily driven by decreased revenue and revenue mix, as the current period included a larger portion of our Partner Platform business which carries a lower gross margin, compared to year-ago period, offset by the cost-cutting measures to reduce the cost of revenue as noted above.

Based on the breadth of the Loop Platform and the amount of streaming done across that platform, certain of our content license agreements provide for license fees to be paid at the greater of a percentage of revenue or some other non-revenue metric. In times of reduced revenue, our ability to match more closely revenue and expenses is reduced, as our license fees may not be paid out as a percentage of revenue, but on other less advantageous metrics. In addition, our fixed fee content license agreements may reduce our gross profit margins, as the fixed fees paid are a greater percentage of lower revenue than they would be on higher revenue.

The relative contributions to total revenue of our O&O Platform and Partner Platforms businesses will impact our gross profit margin as a percentage of total revenue in future periods. Each of these businesses have different cost of revenue components with a lower gross profit margin in our Partner Platforms business, offset by lower operating and selling costs.

Total Operating Expenses

Our operating expenses for the year ended September 30, 2024, were $26,749,678, a decrease of $12,695,294, or 32%, from $39,444,972 for the year ended September 30, 2023. This decrease in operating expenses was primarily due to a decrease in sales, general and administrative expenses as well as a reduction in stock-based compensation as follows:

Sales, General and Administrative Expenses

Our Sales, General and Administrative Expenses for the year ended September 30, 2024, were $20,566,552, a decrease of $8,860,587, or 30%, from $29,427,139 in the year ended September 30, 2023. This decrease in Sales, General and Administrative expenses was primarily due to a reduction in payroll costs, marketing costs and administration fees resulting in lower expenditures and decreased payroll expenses.

More specifically:

●	Our payroll costs for the year ended September 30, 2024, were $9,704,578, a decrease of $3,133,022 or 24% from $12,837,599 for the year ended September 30, 2023, primarily driven by a reduction in headcount, sales commissions and corporate bonuses.

●	Our marketing costs for the year ended September 30, 2024, were $5,467,340, a decrease of $5,681,744 or 51% from $11,149,084 for the year ended September 30, 2023, primarily due to a reduction in affiliate fees, brand marketing and digital advertising spend resulting in lower marketing expenditures.

●	Our professional fees for the year ended September 30, 2024, were $1,904,701, a decrease of $187,927 or 9% from $2,092,628 for the year ended September 30, 2023, primarily due to a decrease in legal and accounting fees, offset slightly by music license reporting costs.

●	Our administration fees for the year ended September 30, 2024, were $935,058, a decrease of $468,811 or 33% from $1,403,869 for the year ended September 30, 2023, primarily due to a decrease in insurance premiums and board fees.

Sales, General and Administrative Expenses as a percentage of total revenue for the year ended September 30, 2024, was approximately 92.4% compared to 93% for the year ended September 30, 2023.

Stock-Based Compensation

Our stock-based compensation expense (non-cash) for the year ended September 30, 2024, was $4,232,673, a decrease of $3,765,176 or 47% from $7,997,849 for the year ended September 30, 2023, primarily due to the decrease in stock award grants and our stock price.

Restructuring Costs

Our restructuring costs for the year ended September 30, 2024, were $220,053, a decrease of $730,932 or 77% from $950,985 for the year ended September 30, 2023, primarily due to the reduction of headcount in fiscal 2024 as compared to the costs related to the dismantling of our former Loop Media Studios division and its integration into other areas of our business in the previous fiscal year.

Loss on Disposal of Asset

For the year ended September 30, 2024, we incurred costs of $315,863 related to the disposal of Loop players.

Depreciation and Amortization

Our Depreciation and Amortization expenses for the year ended September 30, 2024, were $1,414,537, an increase of $345,538 or 47% from $1,068,999 for the year ended September 30, 2023, primarily driven by the depreciation from capitalized Loop Players.

Board Cash Compensation Deferral

As part of cash conservation measures being undertaken across the Company, effective as of May 3, 2024, our Board of Directors agreed to defer all cash compensation due to them for the remainder of fiscal year 2024 until October 1, 2024, at which time deferred payments are expected to be paid and regular quarterly payments are scheduled to resume.

Total Other Income (Expense)

Our other expenses for the year ended September 30, 2023, were $3,700,813, an increase of $541,258 or 17% from $3,159,555 in the year ended September 30, 2023. This increase in other expenses was primarily due to a loss on extinguishment of debt and amortization of the ATM facility.

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

The following table provides a reconciliation of net loss to EBITDA for each of the periods indicated:

	Year ended September 30,
	2024	2023
GAAP net loss	$(24,495,602)	$(31,963,679)
Adjustments to reconcile to EBITDA:
Interest expense	3,041,715	3,802,346
Depreciation and amortization expense*	5,073,243	4,015,403
Income Tax expense/(benefit)	26,108	18,512
EBITDA	$(16,354,536)	$(24,127,418)

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

Adjusted EBITDA is not measured in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular:

●	Adjusted EBITDA does not reflect the amounts we paid in interest expense on our outstanding debt;

●	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;

●	Adjusted EBITDA does not include depreciation expense from fixed assets;

●	Adjusted EBITDA does not include amortization expense;

●	Adjusted EBITDA does not include the impact of stock-based compensation;

●	Adjusted EBITDA does not include the impact of the loss on extinguishment of debt;

●	Adjusted EBITDA does not include the impact of non-recurring expense;

●	Adjusted EBITDA does not include the impact of restructuring costs for restructured revenue stream;

●	Adjusted EBITDA does not include the impact of loss on disposal of asset; and

●	Adjusted EBITDA does not include the impact of employee retention credits.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Year ended September 30,
	2024	2023
GAAP net loss	$(24,495,602)	$(31,963,679)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense	3,041,715	3,802,346
Depreciation and amortization expense *	5,073,243	4,015,403
Income tax expense (benefit)	26,108	18,512
Stock-based compensation**	4,232,673	7,997,849
Non-recurring expense	500,473	150,115
Restructuring costs	220,053	950,985
Loss on extinguishment of debt	25,424	—
Loss on disposal of asset	315,863	—
Employee retention credits	—	(645,919)
Other income (expense)	(228)	3,128
Adjusted EBITDA	$(11,060,278)	$(15,671,260)

* Includes amortization of content assets for cost of revenue and operating expenses and ATM facility.

** Includes options, restricted stock units (“RSUs”) and warrants.

Liquidity and Capital Resources

As of September 30, 2024, we had cash of $824,658.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	September 30,
	2024	2023
Net cash used in operating activities	$(7,337,757)	$(14,595,226)
Net cash used in investing activities	(196,976)	(1,969,447)
Net cash provided by (used in) financing activities	5,290,695	5,561,455
Change in cash	(2,244,038)	(11,003,218)

Cash, beginning of period	3,068,696	14,071,914
Cash, end of period	$824,658	$3,068,696

Cash Flows for the Years Ended September 30, 2024, and 2023

Historically, our principal sources of cash have included revenues from our operations, proceeds from the issuance of our common stock, preferred stock and warrants as well as proceeds from the issuance of debt.

Although historically we have reported significant recurring losses as well as negative cash flows used in operations, we intend to meet future cash requirements and maintain operations by reducing overall operating expenses, continuing to focus on increasing the scope and size of the Partner Platform and exploring alternative revenue generating sources to generate cash through operations while continuing to fund through financing activities and the use of equity and debt instruments available to us.

For the next twelve months, we anticipate that we will need to supplement our cash from revenues with additional cash raised from equity investment or debt transactions, while maintaining reduced spending levels, to ensure that we will have adequate cash to support our minimum operating cash requirements and thus to continue as a going concern.

There can be no guarantee or assurance that we can raise adequate capital from outside sources. If we are unable to raise funds when required or on acceptable terms, we may have to significantly reduce or discontinue our operations.

Net Cash Flow from Operating Activities

Our net cash used for operating activities during the year ended September 30, 2024, was $7,337,757, a decrease of $7,257,469, or 50%, from $14,595,226 during the year ended September 30, 2023, primarily driven by decreased net loss due to a decrease in SG&A, amortization of debt discount, stock compensation expense, accounts receivable and accrued liabilities offset by an increase in depreciation and amortization of PP&E and content assets, loss on disposal of long-lived asset and operating assets and liabilities.

Net Cash Flow from Investing Activities

Our net cash used in investing activities during the year ended September 30, 2024, was $196,976, a decrease of $1,772,471, or 90%, from $1,969,447 during the year ended September 30, 2023, primarily driven by a decrease in the purchase of property and equipment.

Net Cash Flow from Financing Activities

Net cash provided by financing activities during the year ended September 30, 2024, was $5,290,695, a decrease of $270,760, or 5%, from $5,561,455 during the year ended September 30, 2023, primarily due to no proceeds from the issuance of common stock through the ATM Sales Agreement and decreased net proceeds from lines of credit partially offset by proceeds from the issuance of common stock and pre-funded warrants in the Registered Offering (as defined below), the issuance of pre-funded warrants in the Private Placement (as defined below) and the exercise of warrants. See “–Future Capital Requirements.”

As a result of the above activities, we recorded a net decrease in cash of $2,244,038 for the year ended September 30, 2024, and had a cash balance of $824,658 as of September 30, 2024.

Future Capital Requirements

We have generated limited revenue, and as of September 30, 2024, our cash totaled $824,658, and we had an accumulated deficit of $152,781,145. We anticipate further losses as well as negative cash flows used in operations in the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of the accompanying consolidated financial statements.

Historically, our principal sources of cash and operating funds have included proceeds from the issuance of common stock, preferred stock and warrants and proceeds from debt and equity financing transactions. Our ability to continue as a going concern is dependent upon our ability to generate sufficient revenue and our ability to raise additional funds by way of our debt and equity financing efforts. Our principal uses of cash and operating funds have included cash used in operations, payments for license rights and payments relating to purchases of property and equipment. We expect that the future principal uses of cash will be for continuing operations and general working capital requirements.

We continue to explore potential strategic alternatives to maximize shareholder value as well as evaluate potential financing opportunities. We expect that as we seek to grow our operations, we will need to raise additional capital to sustain operations and growth.

Revolving Line of Credit

Excel $2.5M Revolving Line of Credit

Effective as of December 14, 2023, we entered into a Revolving Line of Credit Loan Agreement with Excel Family Partners, LLLP, an entity managed by Bruce Cassidy, Executive Chairman of our Board (“Excel” and the “Excel $2.5M Revolving Line of Credit Agreement”) for up to a principal sum of $2,500,000, under which we may pay down and re-borrow up to the maximum amount of the $2,500,000 limit (the “Excel $2.5M Revolving Line of Credit”). Our drawdown on the Excel $2.5M Revolving Line of Credit is limited to no more than twenty-five percent (25%) of the last three full months’ revenue, not to exceed $1,250,000 in any quarter, and not to exceed in aggregate the outstanding debt amount of $2,500,000. The Excel $2.5M Revolving Line of Credit is a perpetual loan, with a maturity date that is twelve (12) months from the date of formal notice of termination by Excel, and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to ten percent (10%) per year. Under the Excel $2.5M Revolving Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest was pari passu with the May 13, 2022, Secured Non-Revolving Line of Credit Loan Agreement (the “RAT Non-Revolving Line of Credit Agreement”) entered into with several institutions and individuals (each, a “RAT Lender”) for an aggregate principal amount of $2,200,000 (the “RAT Non-Revolving Line of Credit”) and the May 2023 Secured Line of Credit (as defined below), but was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement (each as defined below). As a result of the GemCap Litigation Settlement, this subordination has fallen away. See “ – Recent Developments – The GemCap Litigation.”

Under the terms of the Excel $2.5M Revolving Line of Credit Agreement, on December 14, 2023, we issued to Excel a warrant to purchase up to an aggregate of 3,125,000 shares of our common stock. The warrant has an exercise price of $0.80 per share, which was the closing price of our common stock on December 13, 2023, expires on December 14, 2026, and is exercisable at any time prior to such date, to the extent that after giving effect to such exercise, Excel and its affiliates would beneficially own, for purposes of Section 13(d) of the Exchange Act, no more than 29.99% of the outstanding shares of our common stock.

On December 3, 2024, and effective retroactively to July 1, 2024, we entered into a Secured Revolving Line of Credit Loan Agreement Amendment with Excel to extend the date on which the first payment of interest is due by one (1) year, from July 1, 2024, to July 1, 2025.

The Excel $2.5M Revolving Line of Credit had a balance, including accrued interest, amounting to $2,646,479 and $0 as of September 30, 2024, and 2023, respectively. We incurred interest expense for the Excel $2.5M Revolving Line of Credit in the amount of $412,579 and $0 for the twelve months ended September 30, 2024, and 2023, respectively.

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

The GemCap Revolving Line of Credit had an original maturity date of July 29, 2024, and began accruing interest on the unpaid principal balance of advances, payable monthly in arrears, on September 7, 2022, at an annual rate equal to the greater of (I) the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) zero percent (0.00%), and (II) four percent (4.00%). Availability for borrowing under the GemCap Revolving Line of Credit is dependent upon our assets in certain eligible accounts and measures of revenue, subject to reduction for reserves that the Senior Lender may require in its discretion, and the accordion feature is a provision whereby we were able to request that the Senior Lender increase availability under the GemCap Revolving Line of Credit, subject to its sole discretion.

Under the GemCap Revolving Line of Credit Agreement, we granted to the Senior Lender a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the loan, our existing secured lenders, some of whom were the RAT Lenders under our RAT Non-Revolving Line of Credit (each as defined below) (collectively, the “Subordinated Lenders”), delivered subordination agreements (the “GemCap Subordination Agreements”) to the Senior Lender. We were permitted to make regularly scheduled payments, including payments upon maturity, to such subordinated lenders and potentially other payments subject to a measure of cash flow and receiving certain financing activity proceeds, in accordance with the terms of the GemCap Subordination Agreements. In connection with the delivery of the GemCap Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our common stock (each, a “Subordination Agreement Warrant”). Each Subordination Agreement Warrant has an exercise price of $5.25 per share, expires on July 29, 2025, and is exercisable at any time prior to such date. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, Executive Chairman of our Board of Directors (“Mr. Cassidy”), as directed by its affiliate, Excel Family Partners, LLLP (“Excel”), an entity also managed by Mr. Cassidy, one of the Subordinated Lenders. The Subordinated Lenders receiving warrants for the remaining 104,759 warrant shares were also entitled to receive a cash payment of $22,000 six months from the date of the GemCap Subordination Agreements, representing one percent (1.00%) of the outstanding principal amount of the loan held by such Subordinated Lenders. This cash payment was made to those Subordinated Lenders on January 25, 2023.

Effective July 29, 2024, we entered into Amendment Number 2 to the Loan and Security Agreement, the Loan Agreement Schedule, the Revolving Loan Note and to the other Loan Documents (the “Loan Agreement Amendment No. 2”) to amend certain material terms, including (i) to extend the maturity date of the Loan Agreement by one (1) year, from July 29, 2024, to July 29, 2025, and (ii) to make Retail Media TV, Inc., the Company’s wholly-owned subsidiary (“RMTV”), a co-borrower thereunder.

The GemCap Revolving Line of Credit had a balance, including accrued interest, amounting to $2,916,763 and $3,757,074 as of September 30, 2024, and 2023, respectively. We incurred interest expense for the GemCap Revolving Line of Credit in the amount of $1,185,428 and $1,379,673 for the twelve months ended September 30, 2024, and 2023.

Pursuant to the Settlement Agreement and Mutual Release entered into between the Company and GemCap on November 27, 2024 (the “GemCap Litigation Settlement”), all amounts, including principal and accrued interest, owing to GemCap were paid off and all of our obligations to GemCap have been extinguished. See “– Recent Developments – The GemCap Litigation.”

Non-Revolving Lines of Credit

RAT Non-Revolving Line of Credit

Effective as of May 13, 2022, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “RAT Non-Revolving Line of Credit Agreement”) with several institutions and individuals (each a “RAT Lender” and collectively, the “RAT Lenders”) and RAT Investment Holdings, LP, as administrator of the loan (the “Loan Administrator”) for an aggregate principal amount of $2,200,000 (the “RAT Non-Revolving Line of Credit”), evidenced by a Non-Revolving Line of Credit Promissory Note (the “RAT Note”), also effective as of May 13, 2022. Pursuant to the terms of the RAT Non-Revolving Line of Credit Agreement, the RAT Non-Revolving Line of Credit matured eighteen (18) months from the effective date of the RAT Non-Revolving Line of Credit Agreement (the “Original RAT Line of Credit Maturity Date”) and accrued interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve percent (12%) per year. Under the RAT Non-Revolving Line of Credit Agreement, we granted to the RAT Lenders a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest was pari passu with the Excel $2.5M Revolving Line of Credit Agreement (as defined above) and the May 2023 Secured Line of Credit Agreement (as defined below) and (each of which were subordinated in connection with our GemCap Revolving Line of Credit Agreement (as defined above)).

In connection with the RAT Non-Revolving Line of Credit Agreement, on May 13, 2022, we issued a warrant to each RAT Lender (collectively, the “RAT Loan Warrants”) for an aggregate of up to 209,522 shares of our common stock. Each RAT Loan Warrant had an exercise price of $5.25 per share, expires on May 13, 2025, and is exercisable at any time prior to the expiration date.

Effective as of November 13, 2023, we entered into a Non-Revolving Line of Credit Loan Agreement Amendment (the “RAT Non-Revolving Line of Credit Agreement Amendment #1”) with the RAT Lenders to: (i) extend the Original RAT Line of Credit Maturity Date from eighteen (18) months to twenty-seven (27) months from the date of the RAT Non-Revolving Line of Credit Agreement, or August 13, 2024 (the “First Extended RAT Line of Credit Maturity Date”); and (ii) amend the payment terms of the RAT Non-Revolving Line of Credit such that payments of interest or principal under the RAT Non-Revolving Line of Credit Agreement and the RAT Note would be due and payable from November 13, 2023, to the First Extended RAT Line of Credit Maturity Date as follows: (a) one payment of $374,000 (comprised of accrued interest of $132,000 due through November 13, 2023, an initial payment of principal of $220,000 and $22,000 as consideration to extend the Original RAT Line of Credit Maturity Date) due on November 13, 2023; and (b) nine (9) monthly payments of principal of $220,000 plus accrued interest, commencing December 13, 2023. In consideration for the extension of the Original RAT Line of Credit Maturity Date, we agreed to amend the terms of the RAT Loan Warrants as well as the Subordination Agreement Warrants issued to the RAT Lenders in connection with the GemCap Subordination Agreements described above to reduce the respective exercise prices thereof to $1.00. See “— GemCap Revolving Line of Credit.” We also agreed to apply one-third (1/3) of the net proceeds of any capital raise that takes place subsequent to the date of the RAT Non-Revolving Line of Credit Agreement Amendment #1, other than proceeds from an equity offering under any at-the-market (“ATM”) program or from an affiliate or insider, toward paying down the then outstanding principal amount due under the RAT Non-Revolving Line of Credit. Pursuant to the RAT Non-Revolving Line of Credit Agreement Amendment #1, each RAT Lender agreed to enter into a lock-up agreement restricting the disposal of any shares of our common stock that are issued in connection with the exercise of the RAT Loan Warrants or the Subordination Agreement Warrants for a period of twelve (12) months from the date of the RAT Non-Revolving Line of Credit Agreement Amendment #1. Effective as of November 13, 2023, we issued an Amended and Restated Non-Revolving Line of Credit Promissory Note Amendment to the Lenders reflecting the extension of the Original RAT Line of Credit Maturity Date.

On April 18, 2024, we entered into that certain Non-Revolving Line of Credit Loan Agreement Amendment #2 (the “RAT Non-Revolving Line of Credit Agreement Amendment #2”) with the RAT Lenders to: (i) extend the Original RAT Line of Credit Maturity Date from eighteen (18) months to thirty-two (32) months from the date of the RAT Non-Revolving Line of Credit Agreement, or January 13, 2025 (the “Second Extended RAT Line of Credit Maturity Date”); and (ii) amend the payment terms of the RAT Non-Revolving Line of Credit such that payments of interest and principal under the RAT Non-Revolving Line of Credit Agreement and the RAT Note would be due and payable from April 13, 2024, to the Second Extended RAT Line of Credit Maturity Date, as follows: (a) one payment of $121,000, comprised of accrued interest of $11,000 through April 13, 2024, and an initial payment of principal of $110,000, due on April 13, 2024; and (b) nine (9) monthly payments of principal of $110,000, plus accrued interest, commencing on May 13, 2024. We issued a Second Amended and Restated Non-Revolving Line of Credit Promissory Note, effective April 13, 2024, to the RAT Lenders reflecting the extension of the Original RAT Line of Credit Maturity Date.

On May 31, 2024, we entered into a Non-Revolving Line of Credit Waiver and Consent Agreement (the “Waiver and Consent”), with the Loan Administrator, effective as of and contingent upon the closing of a non-affiliate capital raise, waiving certain provisions of the RAT Non-Revolving Line of Credit Agreement Amendment #1, pursuant to which the RAT Lenders agreed to irrevocably waive their rights to receive one-third (1/3) of the net proceeds of any non-affiliate capital raise, including the Offerings (as defined below), and consented to us not paying any of such proceeds to the RAT Lenders. In consideration for entering into the Waiver and Consent, we agreed to reduce the exercise price of the RAT Loan Warrants and the Subordination Agreement Warrants held by the RAT Lenders to purchase an aggregate of 314,281 shares of common stock from $1.00 to $0.24. See “ – The Registered Offering and the Concurrent Private Placement Offering.”

The RAT Non-Revolving Line of Credit had a balance, including accrued interest, amounting to $442,107 and $2,300,899 as of September 30, 2024, and 2023, respectively. We incurred interest expense for the RAT Non-Revolving Line of Credit in the amount of $461,110 and $894,251 for the twelve months ended September 30, 2024, and 2023, respectively.

On November 21, 2024, the outstanding principal and accrued interest in the amount of $334,575.50 on the RAT Non-Revolving Line of Credit was paid off and all of our obligations under the RAT Non-Revolving Line of Credit Agreement were extinguished.

May 2023 Secured Loan

Effective as of May 10, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “May 2023 Secured Line of Credit Agreement”) with several individuals and institutional lenders for aggregate loans of up to $4.0 million (the “May 2023 Secured Line of Credit”), evidenced by the Secured Non-Revolving Line of Credit Promissory Notes (each a “May 2023 Secured Note” and collectively, the “May 2023 Secured Notes”), also effective as of May 10, 2023. The May 2023 Secured Line of Credit matures twenty-four (24) months from the date of the May 2023 Secured Line of Credit and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve percent (12%) per year. We granted to the lenders under the May 2023 Secured Line of Credit Agreement a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest was pari passu with the RAT Non-Revolving Line of Credit Agreement and the Excel $2.5M Revolving Line of Credit Agreement, but subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement, this subordination has fallen away. See “—Recent Developments – The GemCap Litigation.”

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

On December 31, 2023, one of the remaining lenders under the May 2023 Secured Line of Credit converted $101,699.83 in outstanding principal and interest into 127,124 shares of our common stock at a conversion price per share of $0.80. As of September 30, 2024, warrants for a total of 83,142 warrant shares had been issued to the remaining lenders in connection with the May 2023 Secured Line of Credit and remained outstanding.

The May 2023 Secured Loan had a principal balance, including accrued interest, amounting to $885,333 and $3,214,769 as of September 30, 2024, and 2023, respectively. We incurred interest expense for the May 2023 Secured Loan in the amount of $736,588 and $144,392 for the twelve months ended September 30, 2024, and 2023, respectively.

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

Under the Excel $1.0M Secured Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement, the subordination of the Excel $1.0M Secured Line of Credit Agreement has fallen away. See “—Recent Developments – The GemCap Litigation.”

On May 31, 2024, we entered into a Waiver and Consent Letter Agreement with Excel (the “Excel Waiver Agreement”), effective as of and contingent upon the closing of the Registered Offering (as defined and described below), waiving certain provisions of the Excel $1.0M Secured Line of Credit Agreement, pursuant to which Excel irrevocably agreed to waive its rights to receive five hundred thousand dollars ($500,000) of the net proceeds of any non-affiliate capital raise, including the Registered Offering, and consented to us not paying any of such proceeds to it, contingent upon the closing of such a non-affiliate capital raise, including the Registered Offering. See “ – The Registered Offering and the Concurrent Private Placement Offering.”

The Excel $1.0M Line of Credit had a balance, including accrued interest, amounting to $1,060,000 and $0 as of September 30, 2024, and 2023, respectively. We incurred interest expense for the Excel $1.0M Line of Credit in the amount of $60,000 and $0 for the twelve months ended September 30, 2024, and 2023, respectively.

On December 3, 2024, and effective retroactively to September 24, 2024, we entered into a Secured Non-Revolving Line of Credit Loan Agreement Amendment with Excel and issued to Excel an Amended and Restated Non-Revolving Line of Credit Promissory Note to Excel to extend the Original Excel $1.0M Line of Credit Maturity Date by twelve (12) months, from one hundred eighty (180) days from the date of the Excel $1.0M Secured Line of Credit Agreement to one hundred eighty (180) days plus twelve (12) months from the Excel $1.0M Secured Line of Credit Agreement, or to September 24, 2025. See “—Future Capital Requirements – The Excel $1M Line of Credit.”

Convertible Notes

The Bellino Trust $2.0M Convertible Note

On October 18, 2024, we issued a Convertible Promissory Note to the Joseph G. Bellino Trust Dated November 30, 2023 (the “Bellino Trust”), in the principal amount of $2,000,000.00 (the “Bellino Trust $2.0M Convertible Note”). The Bellino Trust $2.0M Convertible Note accrues interest at thirty percent (30%) per annum, and unless converted into our common stock. The entire principal amount of the Bellino Trust $2.0M Convertible Note, plus accrued and unpaid interest, will be due and payable by us on the date that is twelve (12) months after the issue date (the “Bellino Trust Convertible Note Maturity Date”). The Bellino Trust $2.0M Convertible Note is guaranteed personally by Bruce Cassidy, our Executive Chairman.

The Bellino Trust shall have the right, at any time, to convert all or any portion of the principal and interest due on the date of conversion into shares of our common stock at a conversion price that is seventy percent (70%) of the lowest volume-weighted average price of the common stock on any trading day during the ten (10) trading days prior to the respective conversion date; provided, however, that the Bellino Trust shall not have the right to convert any portion of the Bellino Trust $2.0M Convertible Note to the extent that after giving effect to such conversion, the Bellino Trust or its affiliates would beneficially own in excess of 29.99% of the Company’s outstanding shares of common stock at the time of such conversion (a “Beneficial Ownership Limitation”), as set forth in the Bellino Trust $2.0M Convertible Note. We may prepay the Bellino Trust $2.0M Convertible Note at any time prior to the Bellino Trust Convertible Note Maturity Date, subject to a prepayment fee equal to the aggregate and actual amount of interest remaining to be paid through the Bellino Trust Convertible Note Maturity Date.

The Bellino Trust $2.0M Convertible Note contains customary representations and warranties by the Company, and provides for certain standard events of defaults, including but not limited to: (i) the failure to pay timely any of the principal or accrued interest due under the Bellino Trust $2.0M Convertible Note or in connection with any other indebtedness on the date the same becomes due and payable; (ii) the occurrence of a default that is not cured in performance of any material covenant or material agreement under the Bellino Trust $2.0M Convertible Note or in connection with any other indebtedness; (iii) the adoption by our Board of Directors or shareholders of a resolution for the liquidation, dissolution or winding up of the Company; (iv) the filing of any petition or action for relief under any bankruptcy, reorganization, insolvency or moratorium law or any other law for the relief of, or relating to, debtors, now or hereafter in effect, or makes any assignment for the benefit of creditors or takes any corporate action in furtherance of any of the foregoing; or (v) the entry of a decree or an order for relief by a court having jurisdiction against or with respect to the Company in an involuntary case under the federal bankruptcy laws or any state insolvency or similar laws ordering: (a) the liquidation of the Company; (b) a reorganization of the Company or the Company’s business and affairs; or (c) the appointment of a receiver, liquidator, assignee, custodian, trustee, or similar official for the Company or any of the Company’s property; and, in any such event, the failure to have such decree, order or appointment discharged or dismissed within sixty (60) days from the date of entry.

The Bellino Trust $2.0M Convertible Note had a balance, including accrued interest, amounting to $2,010,000 as of December 11, 2024.

The Excel $3.0M Line of Credit Convertible Note

On November 27, 2024, we entered into a Non-Revolving Line of Credit Loan Agreement with Excel (the “Excel $3.0M Line of Credit Loan Agreement”), for an aggregate principal amount of up to $3,000,000 (the “Excel $3.0M Line of Credit”), evidenced by a Line of Credit Convertible Promissory Note (the “Excel $3.0M Line of Credit Convertible Note”).

The Excel $3.0M Line of Credit Convertible Note accrues interest at twenty percent (20%) per annum, and unless converted into our common stock. The entire principal amount of the Excel $3.0M Convertible Note, plus accrued and unpaid interest, will be due and payable by us on the date that is twelve (12) months after the issue date (the “Excel $3.0M Convertible Note Maturity Date”); provided, however, that the Excel $3.0M Convertible Note Maturity Date may be extended by an additional twelve (12) months at our request and upon written consent by the Excel, which consent shall not be unreasonably withheld.

Excel shall have the right, at any time, to convert all or any portion of the principal and interest due on the date of conversion into shares of our common stock at a conversion price that is seventy percent (70%) of the lowest volume-weighted average price of the common stock on any trading day during the ten (10) trading days prior to the respective conversion date; provided, however, that Excel shall not have the right to convert any portion of the Excel $3.0M Line of Credit Convertible Note to the extent that after giving effect to such conversion, Excel or its affiliates would beneficially own in excess of 29.99% of the Company’s outstanding shares of common stock at the time of such conversion (a “Beneficial Ownership Limitation”), as set forth in the Excel $3.0M Line of Credit Convertible Note. We may prepay the Excel $3.0M Line of Credit Convertible Note at any time prior to the Excel $3.0M Convertible Note Maturity Date. The Excel $3.0M Line of Credit Convertible Note contains customary representations and warranties by the Company and provides for certain standard events of defaults.

The Excel $3.0M Convertible Note had a balance, including accrued interest, amounting to $3,024,731 as of December 11, 2024.

Other Debt Instruments

Agile Capital Finding, LLC

Agile $525,000 Loan

On August 26, 2024, we, along with our wholly-owned subsidiary, RMTV, entered into a Subordinated Business Loan and Security Agreement (the “Agile $525,000 Loan Agreement”) with Agile Capital Funding, LLC, a Virginia limited liability company (“Agile”) and Agile Capital Funding, LLC, as collateral agent (the “Agile Collateral Agent”), evidenced by a Subordinated Secured Promissory Note in the principal amount of $525,000 (the “Agile $525,000 Note” and such loan, the “Agile $525,000 Loan”). Principal and interest in the aggregate amount of $756,000 under the Agile $525,000 Note is repaid in weekly payments of $27,000 and shall be repaid on or before the maturity date of March 10, 2025 (the “Agile $525,000 Loan Maturity Date”). The Agile $525,000 Note may be prepaid prior to the Agile $525,000 Loan Maturity Date, subject to a prepayment fee equal to the aggregate and the actual amount of interest remaining to be paid through the Agile $525,000 Loan Maturity Date. Payments under the Agile $525,000 Note were expressly subordinated to our obligations under the GemCap Revolving Line of Credit Agreement and we granted the Agile Collateral Agent a security interest, for the benefit of the Agile, in certain properties, rights and assets of the Company, which security interest was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement, this subordination has fallen away. See “—Recent Developments – The GemCap Litigation.”

The Agile $525,000 Loan had a balance, including accrued interest, amounting to $484,611 and $0 as of September 30, 2024, and 2023, respectively. We incurred interest expense for the Agile $525,000 Loan in the amount of $73,045 and $0 for the twelve months ended September 30, 2024, and 2023, respectively.

Agile $388,500 Loan

On October 14, 2024, we, along with RMTV, entered into a Subordinated Business Loan and Security Agreement (the “Agile $388,500 Loan Agreement” and together with the Agile $525,000 Loan Agreement, the “Agile Agreements”) with Agile and the Agile Collateral Agent, evidenced by a Subordinated Secured Promissory Note in the principal amount of $388,500 (the “Agile $388,500 Note” and such loan, the “Agile $388,500 Loan”). (The Agile $388,500 Note and the Agile $525,000 Note are together referred to as the “Agile Notes.”) Principal and interest in the aggregate amount of $559,440 under the Agile $388,500 Note is repaid in weekly payments of $17,482.50 and shall be repaid on or before the maturity date of May 26, 2025 (the “Agile $388,500 Loan Maturity Date”). The Agile $388,500 Note may be prepaid prior to the Agile $388,500 Loan Maturity Date, subject to a prepayment fee equal to the aggregate and the actual amount of interest remaining to be paid through the Agile $388,500 Loan Maturity Date. Payments under the Agile $388,500 Note were expressly subordinated to our obligations under the GemCap Revolving Line of Credit Agreement and we granted the Agile Collateral Agent a security interest, for the benefit of the Agile, in certain properties, rights and assets of the Company, which security interest was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement, this subordination has fallen away. See “—Recent Developments – The GemCap Litigation.”

The Agile $388,500 Loan had a balance, including accrued interest, amounting to $326,783 as of December 11, 2024.

Each of the Agile Agreements contains certain affirmative covenants, including but not limited to delivery of certain financial statements and providing the Agile Lender with prompt notice upon the occurrence of certain events as set forth in the Agile Agreements. We also agreed to certain negative covenants, including but not limited to a prohibition on the creation of additional liens with respect to the collateral and the sale of assets outside of the ordinary course of business, without the prior written consent of the Agile Lender.

The Agile Agreements provide for certain standard events of defaults, including but not limited to the (i) failure to make any required payment under the Agile Notes, (ii) occurrence of a material adverse change in the business, operations, or condition of the Company or the Company and its subsidiaries, as a whole, and (iii) the filing of any notice of a lien, levy, or assessment against the Company or our material subsidiaries by any government agency. In addition to the fixed per annum rate that is otherwise applicable under the Agile Notes, a default interest rate of 5% will become effective upon the occurrence of an event of default under the Agile Notes.

1800 Diagonal Lending, LLC

1800 Diagonal Promissory Note

On October 11, 2024, we entered into a Securities Purchase Agreement (the “1800 Diagonal Promissory Note Agreement”) with 1800 Diagonal Lending, LLC (the “1800 Diagonal Lender”), pursuant to which the 1800 Diagonal Lender made a loan to us, evidenced by a Promissory Note in the aggregate principal amount of $138,000.00, including an original issue discount of $23,000.00 (the “1800 Diagonal Promissory Note”). Under the 1800 Diagonal Promissory Note, we are required to make ten (10) monthly payments of $15,180.00, which includes a one-time interest charge of ten percent (10%) ($13,800.00). The 1800 Diagonal Promissory Note is not secured by any collateral and matures on August 15, 2025.

The 1800 Diagonal Promissory Note had a balance, including accrued interest, amounting to $109,507 as of December 11, 2024.

1800 Diagonal Bridge Note

On October 11, 2024, we entered into a Securities Purchase Agreement with the 1800 Diagonal Lender (the “1800 Diagonal Bridge Note Agreement,” and together with the 1800 Diagonal Promissory Note Agreement, the “1800 Diagonal Agreements”) pursuant to which the 1800 Diagonal Lender made a loan to us, evidenced by a Bridge Note in the aggregate principal amount of $49,200.00, including an original issue discount of $23,000.00 (the “1800 Diagonal Bridge Note,” and together with the 1800 Diagonal Promissory Note, each a “1800 Diagonal Note” and collectively, the “1800 Diagonal Notes”). Under the 1800 Diagonal Bridge Note, we are required to make an initial payment of $27,552.00, which includes a one-time interest charge of twelve percent (12%) ($5,904.00), on April 15, 2025, with four (4) subsequent payments of $6,888.00 due each month thereafter. The 1800 Diagonal Bridge Note is not secured by any collateral and matures on August 15, 2025. Payments under the 1800 Diagonal Agreements were expressly subordinated to our obligations under the GemCap Revolving Line of Credit Agreement; however, as a result of the GemCap Litigation Settlement, this subordination has fallen away. See “—Recent Developments – The GemCap Litigation.”

The 1800 Diagonal Bridge Note had a balance, including accrued interest, amounting to $49,971 as of December 11, 2024.

The 1800 Diagonal Agreements contain certain customary representations, warranties, and covenants made by the Company, and contains customary events of default. Upon the occurrence and during the continuation of any such event of default, the respective 1800 Diagonal Note will become immediately due and payable, and the Company is obligated to pay to the 1800 Diagonal Lender an amount equal to 150% times the sum of (w) the then outstanding principal amount of the respective 1800 Diagonal Note plus (x) accrued and unpaid interest on the unpaid principal amount of such 1800 Diagonal Note to the date of payment plus (y) default interest at twenty-two percent (22%) per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the 1800 Diagonal Lender pursuant to Article IV of each of the 1800 Diagonal Notes (amounts set forth in clauses (w), (x), (y) and (z) are collectively referred to as the “Default Amount”). If an event of default under a respective 1800 Diagonal Note occurs, the 1800 Diagonal Lender has the right to convert the balance owed pursuant to the respective 1800 Diagonal Note, including the Default Amount, into shares of our common stock at a conversion price equal to seventy percent (70%) of the average of the three (3) lowest trading prices for the common stock during the fifteen (15) trading days prior to the conversion date; provided, however, that each of the 1800 Diagonal Notes contains a beneficial ownership limitation restricting the 1800 Diagonal Lender and its affiliates from owning greater than 4.99% of our outstanding shares of common stock at the time of such conversion, as set forth in each of the 1800 Diagonal Notes.

CFG Purchase Agreement

On August 27, 2024, we entered into a Purchase Agreement (the “CFG Purchase Agreement”) with CFG Merchant Solutions, LLC, a Delaware limited liability company, as buyer (“CFG”), and Bruce Cassidy, our Executive Chairman, as guarantor (the “CFG Guarantor”). The CFG Purchase Agreement provides for the purchase by CFG of our future receipts (the “Future Receipts”) valued at $962,500 (the “Amount Sold”) for a total purchase price of $700,000 (the “Purchase Price”). The percentage of Future Receipts to be paid back on a daily basis is 14.44% (the “Purchased Percentage”), which equals $4,812.60 (the “Daily Amount”). CFG is entitled to collect the Daily Amounts at the end of each week by debiting our bank account by an amount equaling $24,063 (the “Weekly Payment”) until the Amount Sold is paid in full. We granted the Buyer a security interest in certain of our properties, rights and assets, as set forth in the CFG Purchase Agreement, which security interest was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. See “– Revolving Lines of Credit – GemCap Revolving Line of Credit.” As a result of the GemCap Litigation Settlement, this subordination has fallen away. See “– Recent Developments – The GemCap Litigation.”

The CFG Purchase Agreement contains certain customary covenants, including but not limited to the delivery of financial statements to CFG and providing CFG prompt notice upon the occurrence of certain events as set forth in the CFG Purchase Agreement. We also agreed to certain negative covenants, including but not limited to a prohibition on the creation of additional liens with respect to the collateral and the sale of assets outside of the ordinary course of business, without the prior written consent of CFG. The Guarantor has given a personal guaranty of the Company’s performance and obligations under the CFG Purchase Agreement.

The CFG Purchase Agreement provides for penalties upon the occurrence of a breach of the CFG Purchase Agreement, including but not limited to the (i) interference with CFG’s right to collect the Purchased Percentage or Daily Amount, (ii) breach of any terms or covenants contained in the CFG Purchase Agreement, and (iii) failure to provide bank statements within seven (7) calendar days after request from CFG. In addition to the Purchased Percentage that is otherwise applicable under the CFG Purchase Agreement, the greater of an amount equal to five percent (5%) of the undelivered Amount Sold at the time of the breach or $2,500 will become assessed upon the occurrence of a breach under the Agreement.

The outstanding balance under the CFG Purchase Agreement, including accrued interest, amounted to $653,414 and $0 as of September 30, 2024, and 2023, respectively. We incurred interest expense under the CFG Purchase Agreement in the amount of $50,676 and $0 for the twelve months ended September 30, 2024, and 2023, respectively.

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

As of September 30, 2024, holders of Existing Warrants (including those held by Mr. Cassidy and Ms. Penz) had exercised warrants for 1,850,874 shares for an aggregate exercise price of $1,480,699. No other Existing Warrants have been repriced or exercised under the Warrant Repricing.

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

The Registered Offering closed on June 3, 2024, and on July 1, 2024, the Institutional Investor delivered a Notice of Exercise to us to purchase the 1,777,174 Registered Pre-Funded Warrant Shares.

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

During the twelve months ended September 30, 2024, we did not raise any funds through sales under the ATM Sales Agreement.

Future Use of Operating Cash and Capital Requirements

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	our ability to raise capital when needed and on acceptable terms and conditions;

●	our ability to regain and maintain compliance with the continued listing requirements NYSE American;

●	our ability to attract and retain management with experience in digital media including digital video music streaming, and similar emerging technologies;

●	our ability to negotiate, finalize and maintain economically feasible agreements with the major and independent music labels, publishers and performance rights organizations;

●	our ability to attract prospective users and to retain existing users;

●	our expectations regarding market acceptance of our products in general, and our ability to penetrate digital video music streaming in particular;

●	volatility in digital programmatic advertising spend which can affect our revenues;

●	the scope, validity and enforceability of our and third-party intellectual property rights;

●	our ability to comply with governmental regulations and changes in legislation or governmental regulations affecting us

●	the intensity of competition in the markets in which we operate and those that we may seek to enter;

●	changes in the political and regulatory environment and in business and fiscal conditions in the United States and overseas;

●	our dependence upon third-party licenses for sound recordings and musical compositions;

●	our lack of control over the providers of our content and their effect on our access to music and other content;

●	our ability to comply with the many complex license agreements to which we are a party;

●	our ability to accurately estimate the amounts payable under our license agreements;

●	the limitations on our operating flexibility due to the minimum guarantees required under certain of our license agreements;

●	our ability to obtain accurate and comprehensive information about music compositions in order to obtain necessary licenses or perform obligations under our existing license agreements;

●	potential breaches of our security systems;

●	assertions by third parties of infringement or other violations by us of their intellectual property rights;

●	competition for users and user listening time;

●	our ability to generate sufficient revenue to be profitable or to generate positive cash flow on a sustained basis;

●	our ability to continue as a going concern;

●	our ability to accurately estimate our user metrics;

●	the manipulation of stream counts and user accounts and unauthorized access to our services;

●	our ability to hire and retain key personnel;

●	our ability to maintain, protect and enhance our brand;

●	risks associated with our potential international expansion, including difficulties obtaining rights to stream music on favorable terms;

●	risks relating to the acquisition, investment and disposition of companies or technologies;

●	dilution resulting from additional share issuances;

●	tax-related risks;

●	the concentration of voting power among our founders who have and will continue to have substantial control over our business;

●	international, national, or local economic, social or political conditions; and

●	risks associated with accounting estimates, currency fluctuations and foreign exchange controls.

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

As of September 30, 2024, our cash totaled $824,658. During the year ended September 30, 2024, we incurred a net loss of $24,495,602 and used $7,337,757 of cash in operations. We have incurred significant operating losses in the past and, as of September 30, 2024, we had an accumulated deficit of $152,781,145. We do not expect to experience positive cash flows from operations in the near future as we continue to invest in the distribution of our Loop Players and the expansion of our Partner Platforms business.

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

Use of Estimates and Assumptions

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in the fair value of stock-based compensation awards and income taxes.

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

Recently Adopted Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2022. We adopted this ASU as of October 1, 2023, and there is no material impact to our financial statements as of September 30, 2024.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIALS DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding such required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer have evaluated such disclosure controls and procedures as of the end of the period covered by this annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective as of September 30, 2024.

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

As of September 30, 2024, under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages, and positions of our executive officers and directors as of the date of this Report:

Name	Age	Position
Justis Kao	43	Interim Chief Executive Officer
Ari Olgun	42	Interim Chief Financial Officer
Bruce A. Cassidy	74	Executive Chairman of the Board
Denise M. Penz	56	Director

The business address of each of Mr. Cassidy, Ms. Penz, Mr. Kao and Mr. Olgun is 2600 West Olive Avenue, Suite 5470, Burbank, California 91505.

The following is a brief biography of each of our executive officers and directors:

Executive Officers

Justis Kao was on the founding team of Loop Media and was appointed to serve as our Interim Chief Executive Officer (“Interim CEO”) in March 2024, when Jon Niermann, stepped down as the Company’s CEO. Mr. Kao is responsible for guiding our vision and strategy and leading our management team. Mr. Kao concurrently serves as President of Retail Media TV, Inc. (“RMTV”), our wholly-owned subsidiary. Prior to being named Interim CEO, Mr. Kao held several positions at Loop Media, including Chief Content Officer from March 2023 until May 2024; Chief of Staff from Sept 2022 until May 2023; Chief Communications Officer from 2016 until Sept 2022; Head of Industry Relations from September 2021 to September 2023; Head of Investor Relations from January 2016 to December 2019 and Head of Human Resources from May 2016 to December 2019. Prior to joining the founding team at Loop Media, Mr. Kao was Managing Partner and Chief Operating Officer of Circle 77 Holdings, LLC, from 2015 to 2016, and he served as Creative Director at FarWest Entertainment from 2012 to 2015. Mr. Kao holds a Bachelor of Music from Berklee College of Music.

Ari Olgun was appointed to serve as Interim Chief Financial Officer (“Interim CFO”), effective October 1, 2024, when Mr. Neil Watanabe stepped down as Chief Financial Officer. Up to the date of his appointment, Mr. Olgun served as our VP Controller since he joined the Company in March 2022, and served as a Director of our former wholly-owned subsidiary, EON Media Group Pte. Ltd. from June 2022 until it was liquidated in late fiscal 2024. Concurrent with his appointment as Interim CFO, Mr. Olgun was appointed as Director and Treasurer of the Company’s wholly-owned subsidiary, Retail Media TV, Inc. Prior to joining the Company, Mr. Olgun founded California Language Academy, an international language school conglomerate and served as its Chief Financial Officer and Chief Executive Officer from 2010 to 2021. From 2020 to 2022, Mr. Olgun served as a SPAC and Technical Accounting Consultant for Surf Air, a privately held company in the airline industry. Prior to that, he served as the Director of Financial Reporting and Technical Accounting for United Pacific Oil from 2018 to 2022, and he served as Interim CFO, Director of Finance, and Corporate Controller at David & Goliath LLC, a privately held advertising agency from 2009 to 2015. From 2007 to 2008, Mr. Olgun served as Revenue Controller at TIBCO Software, Inc. (NASDAQ: TIBX), a publicly traded software and technology company that provides real-time data to modern enterprises. Mr. Olgun started his career at Ernst & Young LLP, holds a CPA license from the California Board of Accountancy, and received a Bachelor of Arts in Business Management and Economics from the University of California, Santa Cruz, and a Master of Science in Accountancy from the University of Notre Dame.

Non-Employee Directors

Bruce A. Cassidy has been a member of our Board of Directors since December 2019, and served as Chairman of the Board from November 2022 to March 2024, when he was appointed to serve as Executive Chairman of the Board. In addition to his role on our Board of Directors, Mr. Cassidy, who is currently retired, is engaged in investing in and operating, and serves on the boards for various companies in various industries, including as chairman of the board of each of the Sarasota Green Group and VIP Sports (VIPZ), Inc. Previously, Mr. Cassidy was the founder and CEO of Excel Mining Systems from 1991 until its sale in 2007 to Orica Mining Services, and from 2008 to 2009, he served as the President and CEO of one of its subsidiaries, Minora North & South Americas. Mr. Cassidy was a founder and board member of Ohio-based Premier Bank & Trust from February 2010 to February 2017. He is currently the President of The Concession Golf Club in Bradenton, Florida. Mr. Cassidy was chosen to serve as a member of our Board of Directors due to his extensive leadership and business experience in the entertainment and media industry and as a CEO of a large company, as well as his service on other boards of directors.

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

Based solely upon our review of copies of Forms 3, 4 and 5 furnished to us, we believe that all of our directors, executive officers and any other applicable stockholders timely filed all reports required by Section 16(a) of the Exchange Act during the fiscal year ended September 30, 2024, except for the following: we filed a Form 4 for Neil Watanabe, our former Chief Financial Officer, on April 3, 2024, covering a transaction that required a Form 4 filing due on March 19, 2024.

Director Independence

Our Board of Directors has determined that Mr. Cassidy and Ms. Penz are “independent directors” as such term is defined under the rules of the NYSE American. Although our common stock is no longer listed on the NYSE American, our Board of Directors continues to use rules of the NYSE American to determine independence. Under the rules of the NYSE American, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.

During the fiscal year ended September 30, 2024, we maintained an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Effective September 30, 2024, we dissolved these committees and the duties previously performed by such committees reverted back to the full Board of Directors. Accordingly, the full Board now acts as our audit committee, compensation committee and nominating and corporate governance committee. Our Board of Directors has determined that Ms. Penz is an “audit committee financial expert,” as defined under the applicable rules of the SEC.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. The purpose of the Code of Business Conduct and Ethics is to deter wrongdoing and to provide guidance to our directors, officers and employees to help them recognize and deal with ethical issues, to provide mechanisms to report unethical or illegal conduct and to contribute positively to our culture of honesty and accountability. Our Code of Business Conduct and Ethics is publicly available on our website at https://www.loop.tv. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver from a provision of the Code of Business Conduct and Ethics to our directors or executive officers, we will disclose the nature of such amendments or waiver on our website or in a current report on Form 8-K.

Board Leadership Structure and Role in Risk Oversight

Our former Chief Executive Officer, Mr. Niermann, was a Board member until September 30, 2024, and until November 2022, was the Chairman of the Board, at which time Mr. Bruce Cassidy was appointed Chairman of the Board. Periodically, our Board of Directors assesses these roles and the Board of Directors leadership structure to ensure our interests and our stockholders are best served. The Board recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure, so as to provide independent oversight of management. The Board understands that there is no single, generally accepted approach to providing Board leadership and that given the dynamic and competitive environment in which we operate, the right Board leadership structure may vary as circumstances warrant. Consistent with this understanding, the Board periodically considers the its leadership structure. This consideration includes the pros and cons of alternative leadership structures in light of our operating and governance environment at the time, with the goal of achieving the optimal model for effective oversight of management by the Board.

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

While management is responsible for assessing and managing our risks, our Board of Directors is responsible for overseeing management’s efforts to assess and manage risk. This oversight is conducted primarily by our full Board of Directors, primarily through the following:

●	the Board’s review and approval of our plans for our business (presented to the Board by the Chief Executive Officer and other management), including the projected opportunities and challenges facing our business;

●	the Board’s periodic review of our business developments and financial results;

●	the Board’s oversight of our internal controls over financial reporting and its discussions with management and the independent accountants regarding the quality and adequacy of our internal controls and financial reporting; and

●	the Board’s review and recommendations to the Board regarding our executive compensation and its relationship to our business goals.

Our Board of Directors believes that full and open communication between management and the Board of Directors is essential for effective risk management and oversight.

Board Composition

Our Board currently consists of two members. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal. We have no formal policy regarding board diversity. Our priority in selection of board members is the identification of members who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business and understanding of the competitive landscape.

ITEM 11. EXECUTIVE COMPENSATION.

Executive and Director Compensation

Through the end of fiscal year 2024, all decisions regarding compensation for our executive officers and executive compensation programs were reviewed, discussed and approved by the Compensation Committee. During the fiscal year ending September 30, 2025, decisions regarding executive compensation are made by the full Board. All compensation decisions are determined following a detailed review and assessment of the executive’s leadership and operational performance and contributions to our success; any significant changes in role or responsibility; our financial resources, results of operations and financial projections; the nature, scope and level of the executive’s responsibilities; and internal equity of pay relationships.

The Compensation Committee (through September 30, 2024) or the Board (after September 30, 2024) determines each element of compensation for our CEO. When making determinations about each element of compensation for our other executive officers, the Compensation Committee or the Board, as the case may be, also considers recommendations from our CEO. Additionally, at the Compensation Committee’s request, our executive officers may assess the design of, and make recommendations related to, our compensation and benefit programs, including recommendations related to the performance measures used in our incentive programs. The Compensation Committee or the Board, as the case may be, is under no obligation to implement these recommendations.

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, all those that served as our Chief Executive Officer at any point during the fiscal year ended September 30, 2024 (each, a “Principal Executive Officer”) and our two most highly compensated executive officers other than the Principal Executive Officer (collectively, the “Named Executive Officers”) during fiscal years ended September 30, 2024, and 2023.

Reductions in Executive Compensation

Name & Principal Position	Fiscal Year Ended	Salary ($)		Bonus ($)		Option Awards ($)	Restricted Stock Option Awards ($)		Total ($)

Jon M. Niermann(1)	2024	258,750	(2), (3)	—	(4)	—	136,510	(6)	395,260
Former Chief Executive Officer & Former Director	2023	565,417	(3)	—	(5)	—	—		565,417

Justis Kao(7)	2024	170,083	(3), (8)	—	(4)	—	595,680	(9)	765,763
Interim Chief Executive Officer	2023	—		—		—	—		—

Liam McCallum(10)	2024	228,667	(3)	—	(4)	—	136,510	(11)	365,177
Former Chief Product and Technology Officer	2023	393,333	(3)	—	(5)	—	—		393,333

Neil Watanabe(12)	2024	249,667	(3)	—	(4)	—	101,180	(13)	350,847
Former Chief Financial Officer	2023	—		—		—

(1)	Effective March 17, 2024, Mr. Niermann stepped down as our Chief Executive Officer, and effective September 30, 2024, Mr. Niermann stepped down as a member of our Board, but he remains a member of our management team.

(2)	Reflects Mr. Niermann’s salary as CEO through March 17, 2024, when he stepped down as CEO.

(3)	Effective as of September 1, 2023, members of our senior management, including each Named Executive Officer, agreed to reduce their salaries for an indefinite period as part of our efforts to reduce our overall SG&A costs. While such reductions are not intended to be permanent, they were still in place as of the date of this Report.

(4)	No bonuses were paid in respect of fiscal 2024.

(5)	No bonuses were paid in respect of fiscal 2023.

(6)	Mr. Niermann was granted a retention award of 275,000 restricted stock units (“RSUs”) on March 15, 2024.

(7)	Mr. Kao was appointed as Interim Chief Executive Officer, effective March 17, 2024, to fill the vacancy created by Mr. Niermann stepping down as CEO.

(8)	Reflects Mr. Kao’s salary as Interim CEO from March 15, 2024, through the end of fiscal 2024.

(9)	In connection with his appointment as Interim CEO, Mr. Kao was granted 600,000 RSUs on March 15, 2024, as well as a retention award of 600,000 RSUs on March 15, 2024.

(10)	Effective May 31, 2024, Mr. McCallum stepped down as our Chief Product and Technical Officer but remains an advisor to the Company.

(11)	Mr. McCallum was granted a retention award of 275,000 RSUs on March 15, 2024.

(12)	Effective September 30, 2024, Mr. Watanabe stepped down as our Chief Financial Officer but remains an advisor to the Company.

(13)	Mr. Watanabe was granted a retention award of 200,000 RSUs on March 15, 2024, and an award of 40,000 RSUs in connection with his advisory agreement that took effect October 1, 2024, following him stepping down as CFO.

As of the fiscal year ended September 30, 2024, we had no plans in place and had never maintained any plans that provided for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreements

Jon Niermann — Employment Agreement

We entered into an employment agreement with Jon Niermann, our former Chief Executive Officer (the “CEO Employment Agreement”), effective as of March 1, 2021. Mr. Niermann stepped down as our CEO effective March 17, 2024. Pursuant to the CEO Employment Agreement, the term of employment was three (3) years, renewable every three (3) years, unless terminated. Until September 2022, Mr. Niermann was entitled to receive an annual base salary of $350,000 as well as discretionary bonuses as may be awarded from time to time by the Compensation Committee of the Board, if one exists, or by our Board. Mr. Niermann received a bonus of $350,000 upon the closing of the September 2022 Offering. Mr. Niermann was eligible to participate in all benefit plans that we offer to our executive officers, including any incentive compensation plans. Effective upon the last pay cycle of fiscal year 2022, Mr. Niermann’s salary was increased to $575,000 per year. He was also granted retention equity grants under the 2020 Plan consisting of (i) 350,000 restricted stock units (“RSUs”), based on a value of $1,750,000 and a per share price of $5.00, vesting 25% upon one year from the grant date and the remainder in equal quarterly installments over three years, and (ii) options to purchase 707,070 shares of common stock, at an exercise price of $4.95 per share, vesting 100% on grant date. See “—Outstanding Equity Awards at Fiscal Year-End.” Effective September 1, 2023, Mr. Niermann’s monthly base salary was reduced from $47,917 to $38,333 for an indefinite period of time as part of our efforts to reduce our overall SG&A costs.

The CEO Employment Agreement contained provisions to terminate upon death or disability and could be terminated by us with or without cause, and by Mr. Niermann with or without good reason (all as defined in the CEO Employment Agreement). If the CEO Employment Agreement had been terminated upon the death or disability of Mr. Niermann, he would have received unpaid and accrued base salary through date of termination, unpaid and accrued bonus, and payment of pro rata portion of yearly bonus (if any). In addition, upon termination for disability, Mr. Niermann would have received twelve (12) months’ severance.

If we had terminated Mr. Niermann for cause or Mr. Niermann had resigned without good reason, Mr. Niermann would have received only unpaid and accrued base salary through the date of termination and any unpaid and accrued bonus. If Mr. Niermann would have been terminated without cause or resign with good reason, Mr. Niermann would have been entitled to receive unpaid and accrued base salary and unpaid and accrued bonus through the date of termination, payment of the pro rata portion of yearly bonus of at least one year’s base salary, a lump sum payment of twenty-four (24) months’ salary, payment of his base salary for the remaining term of the CEO Employment Agreement or a period of twelve (12) months, whichever is longer, and full vesting of all stock grants.

If at any time during the term of the CEO Employment Agreement Mr. Niermann’s employment would have been terminated after a “Change in Control” (as defined in the CEO Employment Agreement), compensation would have been similar to that in a termination without cause or resignation for good reason. In addition, Mr. Niermann would have been entitled to receive a lump sum payment equal to the sum of (i) ten (10) times his base salary, bonuses, and the value of certain annual fringe benefits specified in the CEO Employment Agreement for the year in which Mr. Niermann’s term of employment terminated, and (ii) the value of the portion of his benefits under any savings, pension, profit sharing or deferred compensation plans that would have been forfeited under those plans by reason of the termination of his employment.

Mr. Niermann’s right to receive any severance benefit under the CEO Employment Agreement was subject to the execution and delivery to us of a general release of claims in substantially the form attached to the CEO Employment Agreement.

The CEO Employment Agreement contained customary non-compete, non-solicitation, and other restrictive covenants to which Mr. Niermann was subject during the term of his employment and for a 12- month period following termination for cause or resignation without good reason.

Effective March 17, 2024, Mr. Niermann stepped down as our Chief Executive Officer, and effective September 30, 2024, Mr. Niermann resigned from our Board, but he remains a member of our management team.

Jon Niermann – Employment Letter Agreement

In connection with Mr. Niermann’s new role, Mr. Niermann entered into an employment letter agreement with the Company (the “Niermann Employment Letter Agreement”), effective March 17, 2024, which supersedes any prior employment agreement Mr. Niermann previously had with the Company. Pursuant to the Niermann Employment Letter Agreement, Mr. Niermann is entitled to receive an annual base salary of $575,000. Mr. Niermann, like other executive officers, agreed to a salary reduction in October 2023, and further agreed to an additional salary reduction in March 2024, resulting in a current annual salary of $368,000. In the event the Company implements any further across-the-board salary reductions affecting all or substantially all senior executives of the Company, Mr. Niermann’s annual salary will be proportionally reduced. Mr. Niermann’s previously awarded equity grants remain in effect, subject to the terms and conditions of the governing award agreements and plan documents.

The Niermann Employment Letter Agreement terminates upon death or disability and may be terminated by the Company with or without Cause, by Mr. Niermann with or without Good Reason (all as defined in the Niermann Employment Letter Agreement) and with or without advance notice. If Mr. Niermann’s employment is terminated by the Company without Cause or by Mr. Niermann for Good Reason unrelated to Change in Control, Mr. Niermann will receive unpaid and accrued base salary through date of termination as well as twelve (12) months’ severance, payable over a twelve (12) month period on the Company’s regular payroll schedule and will be subject to applicable tax withholdings. In addition, the Company agreed to incorporate certain other severance provisions into the Niermann Employment Agreement to which Mr. Niermann was entitled under his prior employment agreement.

In addition, if Mr. Niermann’s employment is terminated during a “Change in Control Period” (as defined in the Niermann Employment Letter Agreement), compensation is substantially similar to that in a termination without Cause or resignation for Good Reason, except Mr. Niermann’s entitlement to receive a lump sum payment equal to twelve (12) months of his then-current base salary will be payable within 60 days following Separation of Service (as defined in the Niermann Employment Letter Agreement). Mr. Niermann’s right to receive any severance benefit under the Niermann Employment Letter Agreement is subject to the execution and delivery to the Company of a general release of claims. If the Company terminates Mr. Niermann for Cause or Mr. Niermann resigns without Good Reason, Mr. Niermann will receive unpaid and accrued base salary through the date of termination.

Liam McCallum – Employment Agreement

We entered into an employment agreement with Liam McCallum, our former Chief Product and Technical Officer (the “CPTO Employment Agreement”), which was effective as of April 1, 2021. Mr. McCallum stepped down as our Chief Product and Technical Officer effective May 31, 2024. Pursuant to the CPTO Employment Agreement, the term of employment was three (3) years, renewable every three (3) years, unless terminated. Mr. McCallum was entitled to receive an annual base salary of $275,000 as well as discretionary bonuses as may be awarded from time to time by the Compensation Committee of the Board, if one exists, or by our Board, and he was entitled to an up-list bonus of $250,000 upon the listing of our common stock on a national securities exchange. Mr. McCallum was eligible to participate in all benefit plans that we offer to our executive officers, including any incentive compensation plans. Effective September 1, 2023, Mr. McCallum’s monthly base salary was reduced from $33,333 to $26,666 for an indefinite period of time as part of our efforts to reduce our overall SG&A costs.

The CPTO Employment Agreement terminated upon death or disability and may be terminated by us with or without cause, and by Mr. McCallum with or without good reason (all as defined in the CPTO Employment Agreement). If the CPTO Employment Agreement was terminated upon the death or disability of Mr. McCallum, he would receive unpaid and accrued base salary through date of termination, unpaid and accrued bonus, and payment of pro rata portion of yearly bonus (if any). In addition, upon termination for disability, Mr. McCallum would receive six (6) months’ severance.

If we had terminated Mr. McCallum for cause or Mr. McCallum resigned without good reason, Mr. McCallum would have received only unpaid and accrued base salary through the date of termination and any unpaid and accrued bonus. Should Mr. McCallum have been terminated without cause or resigned with good reason, Mr. McCallum would have been entitled to receive unpaid and accrued base salary and unpaid and accrued bonus through termination of the CPTO Employment Agreement, payment of the pro rata portion of yearly bonus, a lump sum payment of six (6) months’ salary, and full vesting of all stock grants.

In addition, if at any time during the term of the CPTO Employment Agreement Mr. McCallum’s employment would have been terminated after a “Change in Control” (as defined in the CPTO Employment Agreement), compensation would have been similar to that in a termination without cause or resignation for good reason. In addition, Mr. McCallum would have been entitled to receive a lump sum payment equal to the sum of: (i) two (2) times his base salary, bonuses, and the value of certain annual fringe benefits specified in the CPTO Employment Agreement for the year in which Mr. McCallum’s term of employment terminates, and (ii) the value of the portion of his benefits under any savings, pension, profit sharing or deferred compensation plans that are forfeited under those plans by reason of the termination of his employment.

Mr. McCallum’s right to receive any severance benefit under the CPTO Employment Agreement was subject to the execution and delivery to us of a general release of claims in substantially the form attached to the CPTO Employment Agreement.

The CPTO Employment Agreement contained customary non-compete, non-solicitation, and other restrictive covenants to which Mr. McCallum was subject during the term of his employment and for a 12-month period following termination for cause or resignation without good reason.

Effective May 31, 2024, Mr. McCallum stepped down as our Chief Product and Technical Officer but remains an advisor to the Company.

Neil Watanabe – Employment Agreement

We entered into an employment agreement with Neil Watanabe, our former Chief Financial Officer (the “CFO Employment Agreement”), effective as of September 30, 2021. Mr. Watanabe stepped down as our Chief Financial Officer effective September 30, 2024. Pursuant to the CFO Employment Agreement, the term of employment was three (3) years, renewable every three (3) years, unless terminated. Until September 2022, Mr. Watanabe was entitled to receive an annual base salary of $275,000 as well as discretionary bonuses as may be awarded from time to time by the Compensation Committee of the Board, if one exists, or by our Board. Mr. Watanabe received a bonus of $175,000 upon the closing of the September 2022 Offering. Mr. Watanabe was eligible to participate in all benefit plans that we offer to our executive officers, including any incentive compensation plans. Effective upon the last pay cycle of fiscal year 2022, Mr. Watanabe’s salary was increased to $330,000 per year. He was also granted retention equity grants under the Amended and Restated 2020 Equity Incentive Plan consisting of (i) 100,000 RSUs, based on a value of $500,000 and a per share price of $5.00, vesting 25% upon one year from the grant date and the remainder in equal quarterly installments over three years and (ii) options to purchase 202,020 shares of common stock, with an exercise price of $4.95 per share, vesting 100% on grant date. See “—Outstanding Equity Awards at Fiscal Year-End.” Effective September 1, 2023, Mr. Watanabe’s monthly base salary was reduced from $14,583 to $11,667 for an indefinite period of time as part of our efforts to reduce our overall SG&A costs.

The CFO Employment Agreement contained provisions to terminate upon death or disability and could have been terminated by us with or without cause, and by Mr. Watanabe with or without good reason (all as defined in the CFO Employment Agreement). If the CFO Employment Agreement had been terminated upon the death or disability of Mr. Watanabe, he would have received unpaid and accrued base salary through date of termination, unpaid and accrued bonus, and payment of pro rata portion of yearly bonus (if any). In addition, upon termination for disability, Mr. Watanabe would have received six (6) months’ severance.

If we had terminated Mr. Watanabe for cause or Mr. Watanabe had resigned without good reason, Mr. Watanabe would have received only unpaid and accrued base salary through the date of termination and any unpaid and accrued bonus. If Mr. Watanabe would have been terminated without cause or resigned with good reason, he would have been entitled to receive unpaid and accrued base salary and unpaid and accrued bonus through termination of the CFO Employment Agreement, payment of the pro rata portion of yearly bonus, a lump sum payment of six (6) months’ salary, and full vesting of all stock grants.

In addition, if at any time during the term of the CFO Employment Agreement Mr. Watanabe’s employment would have been terminated after a “Change in Control” (as defined in the CFO Employment Agreement), compensation would have been similar to that in a termination without cause or resignation for good reason. In addition, Mr. Watanabe would have been entitled to receive a lump sum payment equal to the sum of: (i) two (2) times his base salary, bonuses, and the value of certain annual fringe benefits specified in the CFO Employment Agreement for the year in which Mr. Watanabe’s term of employment terminated, and (ii) the value of the portion of his benefits under any savings, pension, profit sharing or deferred compensation plans that would have been forfeited under those plans by reason of the termination of his employment.

Mr. Watanabe’s right to receive any severance benefit under the CFO Employment Agreement was subject to the execution and delivery to us of a general release of claims in substantially the form attached to the CFO Employment Agreement.

The CFO Employment Agreement contained customary non-compete, non-solicitation, and other restrictive covenants to which Mr. Watanabe was subject during the term of his employment and for a 12-month period following termination for cause or resignation without good reason.

Effective September 30, 2024, Mr. Watanabe resigned as Chief Financial Officer to pursue other opportunities outside of the Company but remains an advisor to the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers and our directors as of September 30, 2024:

Name	Number of securities underlying unexercised options (#) Unexercisable		Number of securities underlying unexercised options (#) Exercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)

Jon M. Niermann(1)	—	(2)	416,666	(2)	3.30	November 10, 2030	175,000	(4)	8,400	(6)
Former CEO	—	(3)	707,070	(3)	4.95	September 22, 2032	275,000	(5)	13,200

Justis Kao(7)	—	(8)	29,358	(8)	2.58	December 6, 2026	15,000	(12)	720	(6)
Interim CEO	—	(9)	637,308	(9)	1.98	September 30, 2028	600,000	(13)	28,800
	—	(10)	83,333	(10)	3.30	November 10, 2030	600,000	(14)	28,800
	30,306	(11)	30,304	(11)	4.95	September 22, 2032

Liam McCallum(15)	—	(16)	668,917	(16)	1.98	September 30, 2028	45,000	(19)	2,160	(6)
Former CPTO	—	(17)	166,666	(17)	3.30	November 10, 2030	275,000	(20)	13,200
	—	(18)	181,820	(18)	4.95	September 22, 2032

Neil Watanabe(21)	5,209	(22)	244,791	(22)	6.90	October 4, 2031	50,000	(24)	2,400	(6)
Former CFO	101,010	(23)	101,010	(13)	4.95	September 22, 2032	200,000	(25)	9,600
							40,000	(24)	1,920

(1)	Effective March 17, 2024, Mr. Niermann stepped down as our Chief Executive Officer and effective September 30, 2024, Mr. Niermann resigned from our Board but remains a member of our management team.

(2)	Mr. Niermann’s 416,666 options had fully vested and were exercisable as of September 30, 2024.

(3)	Mr. Niermann’s 707,070 options fully vested and became exercisable on September 22, 2022, the date the award was granted.

(4)	Of Mr. Niermann’s 350,000 restricted stock units (“RSUs”), 175,000 had vested as of September 30, 2024.

(5)	Of Mr. Niermann’s 275,000 RSUs, none had vested as of September 30, 2024.

(6)	These RSUs were issued to each Named Executive Officer at $5.00 per share, the public offering price per share sold in the September 2022 Offering.

(7)	Mr. Kao was appointed as Interim Chief Executive Officer, effective March 17, 2024, to fill the vacancy created by Mr. Niermann stepping down as CEO.

(8)	Mr. Kao’s 29,358 options fully vested and became exercisable on December 17, 2016, the date the award was granted.

(9)	Mr. Kao’s 637,308 options had fully vested and were exercisable as of September 30, 2024.

(10)	Mr. Kao’s 83,333 options had fully vested and were exercisable as of September 30, 2024.

(11)	Of Mr. Kao’s 60,610 options, 30,304 had vested as of September 30, 2024.

(12)	Of Mr. Kao’s 30,000 RSUs, 15,000 had vested as of September 30, 2024.

(13)	Of Mr. Kao’s 600,000 RSUs, none had vested as of September 30, 2024.

(14)	Of Mr. Kao’s 600,000 RSUs, none had vested as of September 30, 2024.

(15)	Effective May 31, 2024, Mr. McCallum stepped down as our Chief Product and Technical Officer but remains an advisor to the Company.

(16)	Mr. McCallum’s 668,917 options fully vested and became exercisable on October 31, 2018, the date the award was granted.

(17)	Mr. McCallum’s 166,666 options had fully vested and were exercisable as of September 30, 2024.

(18)	Mr. McCallum’s 181,820 options fully vested and became exercisable on September 22, 2022, the date the award was granted.

(19)	Of Mr. McCallum’s 90,000 RSUs, 45,000 had vested as of September 30, 2024.

(20)	Of Mr. McCallum’s 275,000 RSUs, none had vested as of September 30, 2024.

(21)	Effective September 30, 2024, Mr. Watanabe stepped down as our Chief Financial Officer but remains an advisor to the Company.

(22)	Of Mr. Watanabe’s 250,000 options, 244,791 had vested as of September 30, 2024.

(23)	Of Mr. Watanabe’s 202,020 options, 101,010 had vested as of September 30, 2024.

(24)	Of Mr. Watanabe’s 100,000 RSUs, 50,000 had vested as of September 30, 2024.

(25)	Of Mr. Watanabe’s 200,000 RSUs, none had vested as of September 30, 2024.

(26)	Of Mr. Watanabe’s 40,000 RSUs, none had vested as of September 30, 2024.

Director Compensation

Deferral and Elimination of Board of Directors Cash Compensation

In connection with the cost-cutting measures undertaken across the Company beginning in fiscal year 2024, effective as of May 3, 2024, our Board of Directors agreed to defer all cash compensation due to them for the remainder of fiscal year 2024 (the “Board FY2024 Cash Compensation”) until October 1, 2024, at which time deferred payments were expected to be paid and regularly quarterly payments were scheduled to resume (the “Board FY2024 Cash Compensation Deferral”). Our Board and senior management team continued such operational and cost-cutting review through the remainder of fiscal year 2024 and into fiscal year 2025, and effective as of September 30, 2024, the Board of Directors extended the Board FY2024 Cash Compensation Deferral to September 30, 2025, at which time the deferred payments of Board FY2024 Cash Compensation will be paid (the “Board FY2024 Cash Compensation Deferral Extension”). The Board received written consent from the non-employee directors who are affected by the Board FY2024 Cash Compensation Deferral to accept the Board FY2024 Cash Compensation Deferral Extension. In addition, the Board agreed to eliminate all cash compensation to non-employee directors for fiscal year 2025.

The following table summarizes the compensation paid to each of our non-employee directors for the fiscal year ended September 30, 2024:

Name	Fees earned or paid in cash ($)		Stock awards ($)	Option awards ($)	Total ($)

Bruce Cassidy, Executive Chairman	—	(1)	—	—	—
Denise Penz	18,938		—	—	18,938
Sonya Zilka(2)	16,875		—	—	16,875
David Saint-Fleur(3)	12,250		—	—	12,250

(1)	Effective October 1, 2023, Mr. Cassidy waived all cash compensation due to him in fiscal year 2024.

(2)	Effective September 30, 2024, Ms. Zilka resigned from our Board.

(3)	Effective September 30, 2024, Mr. Saint-Fleur resigned from our Board.

Our non-employee directors had the following outstanding equity awards as of September 30, 2024:

Name	Number of securities underlying unexercised options (#) Unexercisable	Number of securities underlying unexercised options (#) Exercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)

Bruce Cassidy, Executive Chairman	—	—		—	—	20,385	(1)	978

Denise Penz	—	14,366	(2)	6.90	October 11, 2031	20,385	(4)	978
	—	7,183	(3)	6.23	January 3, 2033	—		—

Sonya Zilka(5)	—	14,366	(6)	6.90	October 11, 2031	20,385	(8)	978
	—	7,183	(7)	6.23	January 3, 2033	—		—

David Saint-Fleur(9)	—	—		—	—	20,385	(10)	978
	—	—		—	—	—		—

(1)	Of Mr. Cassidy’s 32,616 RSUs, 12,231 had vested as of September 30, 2024.

(2)	Ms. Penz’s 14,366 options had fully vested and were exercisable as of September 30, 2024.

(3)	Ms. Penz’s 7,183 options had fully vested and were exercisable as of September 30, 2024.

(4)	Of Ms. Penz’s 32,616 RSUs, 12,231 had vested as of September 30, 2024.

(5)	Effective September 30, 2024, Ms. Zilka resigned from our Board.

(6)	Ms. Zilka’s 14,366 options had fully vested and were exercisable as of September 30, 2024.

(7)	Ms. Zilka’s 7,183 options had fully vested and were exercisable as of September 30, 2024.

(8)	Of Ms. Zilka’s 32,616 RSUs, 12,231 had vested as of September 30, 2024.

(9)	Effective September 30, 2024, Mr. Saint-Fleur resigned from our Board.

(10)	Of Mr. Saint-Fleur’s 32,616 RSUs, 12,231 had vested as of September 30, 2024.

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

See “ – Deferral and Elimination of Board of Directors Cash Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of December 11, 2024, there were 82,953,569 shares of common stock outstanding.

The following table sets forth, as of December 11, 2024, ownership of our voting securities that are beneficially owned by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of any class of our voting securities;

●	all those that served as our Chief Executive Officer at any point during the fiscal year ended September 30, 2024, and through December 11, 2024 (each, a “Principal Executive Officer”) and our two most highly compensated executive officers other than the Principal Executive Officer (collectively, the “Named Executive Officers”);

●	each of our directors; and

●	all of our executive officers and directors as a group.

Information relating to beneficial ownership of the voting securities by our principal stockholders and management is based upon each person’s information using “beneficial ownership” concepts under the SEC rules. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within sixty (60) days of December 11, 2024, are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

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

	Amount and Nature of Beneficial
	Ownership of Common Stock
	Number of	Percent
Name and Address of Beneficial Holder	Shares Owned	of Class

Named Executive Officers and Directors
Jon Niermann, Former Chief Executive Officer and Former Director (1), (2)	7,943,794	9.4%

Justis Kao, Interim Chief Executive Officer (3)	800,720	*
Ari Olgun, Interim Chief Financial Officer (4)	34,163	*
Neil Watanabe, Former Chief Financial Officer (5), (6)	677,020	*
Liam McCallum, Former Chief Product & Technology Officer (7), (8)	2,390,179	2.8

Bruce A. Cassidy, Executive Chairman (9)	126,508,640	65.4%
Denise A. Penz, Director (10)	704,909	*

All Executive Officers and Directors as a Group(11)	127,207,241	65.9%

Other 5% Stockholders
None.

* Indicates less than 1% of class.

(1)	Effective March 17, 2024, Mr. Niermann stepped down as our Chief Executive Officer, and effective September 30, 2024, Mr. Niermann stepped down as a member of our Board, but he remains a member of our management team and beneficially owns more than 5% of our common stock.

(2)	Mr. Niermann’s beneficial ownership includes (A) (i) 65,891 shares of common stock; (ii) 707,070 shares of common stock underlying an option, which is fully vested and exercisable within sixty (60) days of December 11, 2024, at an exercise price of $4.95 per share; (iii) 416,666 shares of common stock underlying a stock option, which is fully vested and exercisable within sixty (60) days of December 11, 2024, at an exercise price of $3.30 per share; and (iv) 87,500 shares of common stock underlying RSUs that are vested or will vest within sixty (60) days of December 11, 2024, all held directly by Mr. Niermann; (B) 6,666,666 shares of common stock held directly by The Jon Maxwell Niermann Living Trust, of which Mr. Niermann is the Trustee; and (C) one (1) share of common stock held by Pioneer Productions, 420 8th Street, Huntington Beach, CA 92648, of which Mr. Niermann is the Sole Member. Excludes 428,125 shares of common stock underlying unvested RSUs held by Mr. Niermann that are not exercisable within sixty (60) days of December 11, 2024.

(3)	Mr. Kao was appointed to serve as our Interim CEO, effective March 17, 2024. Mr. Kao’s beneficial ownership includes (i) 6,603 shares of our common stock; (ii) 29,358 shares of common stock underlying a stock option, which is fully vested and exercisable within sixty (60) days of December 11, 2024, at an exercise price of $2.58 per share; (iii) 637,308 shares of common stock underlying a stock option, which is fully vested and exercisable within 60 days of December 11, 2024, at an exercise price of $1.98 per share; (iv) 83,333 shares of common stock underlying a stock option, which is fully vested and exercisable within 60 days of December 11, 2024, at an exercise price of $3.30 per share; (v) 36,618 shares of common stock underlying a stock option, which are vested and exercisable, or which will vest and be exercisable within 60 days of December 11, 2024, at an exercise price of $4.95 per share; (vi) 7,500 shares of common stock underlying RSUs that are vested or will vest within sixty (60) days of December 11, 2024. Excludes (i) 23,992 shares of common stock underlying a stock option at an exercise price of $4.95 per share, and (ii) 1,213,125 shares of common stock underlying unvested RSUs, held by Mr. Kao, that are not exercisable within sixty (60) days of December 11, 2024.

(4)	Mr. Olgun was appointed to serve as our Interim CFO, effective October 1, 2024. Mr. Olgun’s beneficial ownership includes (i) 17,708 shares of common stock underlying a stock option, which are vested and exercisable, or which will vest and be exercisable within sixty (60) days of December 11, 2024, at an exercise price of $0.05 per share; (ii) 8,846 shares of common stock underlying a stock option, which are vested and exercisable, or which will vest and be exercisable within sixty (60) days of December 11, 2024, at an exercise price of $0.05 per share; and (iii) 7,609 shares of common stock underlying a stock option, which are vested and exercisable, or which will vest and be exercisable within sixty (60) days of December 11, 2024, at an exercise price of $0.05 per share. Excludes (i) 7,292 shares of common stock underlying a stock option at an exercise price of $0.05 per share; (ii) 3,654 shares of common stock underlying a stock option at an exercise price of $0.05 per share; (iii) 7,001 shares of common stock underlying a stock option at an exercise price of $0.05 per share; and (iv) 62,500 shares of common stock underlying unvested RSUs, held by Mr. Olgun, that are not exercisable within sixty (60) days of December 11, 2024.

(5)	Mr. Watanabe is a Named Executive Officer for fiscal year 2024. Effective September 30, 2024, Mr. Watanabe stepped down as our Chief Financial Officer but remains an advisor to the Company.

(6)	Mr. Watanabe’s beneficial ownership includes (i) 31,250 shares of our common stock; (ii) 202,020 shares of common stock underlying a stock option, which is fully vested and exercisable within sixty (60) days of December 11, 2024, at an exercise price of $4.95 per share; (iii) 250,000 shares of common stock underlying a stock option, which is fully vested and exercisable within 60 days of December 11, 2024, at an exercise price of $6.90 per share; (iv) 125,000 shares of common stock underlying a stock option, which is fully vested and exercisable within 60 days of December 11, 2024, at an exercise price of $6.23 per share; (v) 268,750 shares of common stock underlying RSUs that are vested or will vest within sixty (60) days of December 11, 2024.

(7)	Mr. McCallum is a Named Executive Officer for fiscal years 2024 and 2023. Effective May 31, 2024, Mr. McCallum stepped down as our Chief Product and Technical Officer but remains an advisor to the Company.

(8)	Mr. McCallum’s beneficial ownership includes (i) 1,350,276 shares of common stock; (i) 181,820 shares of common stock underlying a stock option exercisable within sixty (60) days of December 11, 2024, at an exercise price of $4.95 per share; (ii) 166,666 shares of common stock underlying a stock option exercisable within sixty (60) days of December 11, 2024, at an exercise price of $3.30 per share; (iii) 668,917 shares of common stock underlying an option, which is fully vested and exercisable within sixty (60) days of December 11, 2024, at an exercise price of $1.98 per share, and (iv) 22,500 shares of common stock underlying RSUs that are vested or will vest within sixty (60) days of December 11, 2024. Excludes 314,375 shares of common stock underlying unvested RSUs held by Mr. McCallum.

(9)	Mr. Cassidy’s beneficial ownership includes (A) the following securities held directly by Excel Family Partners, LLLP (“Excel”), where Mr. Cassidy is the Manager of Excel’s general partner: (i) 13,378,225 shares of the Company’s common stock; (ii) a warrant to purchase up to 3,125,000 shares of common stock, which is exercisable within sixty (60) days of December 11, 2024, currently exercisable at $0.80 per share; (iii) a pre-funded warrant to purchase up to 4,347,826 shares of common stock, issued at a price of $0.2308 per share, which is exercisable within sixty (60) days of December 11, 2024, at an exercise price of $0.0001 per share; and (iv) the Excel $3.0M Line of Credit Convertible Note, which is convertible at any time, and assuming a conversion of all outstanding principal and interest on December 11, 2024, would result in the issuance of 102,882,007 shares of common stock, issued at a price of $0.0294 per share, which, in accordance with the terms of the Excel $3.0M Line of Credit Convertible Note, is the conversion price that is seventy percent (70%) of the lowest volume-weighted average price of the common stock on any trading day during the ten (10) trading days prior to the conversion date (provided, however, that Excel shall not have the right to convert any portion of the $3.0M Line of Credit Convertible Note to the extent that after giving effect to such conversion, Excel or its affiliates would beneficially own in excess of 29.99% of the Company’s outstanding shares of common stock at the time of such conversion); (B) (i) 2,738,889 shares of common stock held directly by Eagle Investment Group, LLC, where Mr. Cassidy is the Manager; and (C) (i) 28,539 shares of our common stock and (ii) 8,154 shares of common stock underlying RSUs that are vested or will vest within sixty (60) days of December 11, 2024, held directly by Mr. Cassidy. Excludes 16,308 shares of common stock underlying unvested RSUs held directly by Mr. Cassidy that are not exercisable within sixty (60) days of December 11, 2024.

(10)	Ms. Penz’s beneficial ownership includes (A) (i) 648,539 shares of common stock; (ii) 14,366 shares of common stock underlying a stock option, which is fully vested and exercisable within sixty (60) days of December 11, 2024, at an exercise price of $6.90 per share; (iii) 7,183 shares of common stock underlying a stock option, which is fully vested and exercisable within sixty (60) days of December 11, 2024, at an exercise price of $6.23 per share; and (iv) 8,154 shares of common stock underlying RSUs which are vested or will vest within sixty (60) days of December 11, 2024, all held directly by Ms. Penz; and (B) 26,667 shares of common stock held by Ms. Penz in a Self-Directed Traditional IRA. Excludes 16,308 shares of common stock underlying unvested RSUs held by Ms. Penz that are not exercisable within sixty (60) days of December 11, 2024.

(11)	Includes only our executive officers and directors as of the date of this Report.

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2024, a total of 14,700,068 shares of common stock were authorized and reserved for Awards (as defined below) to be made under the Amended and Restated 2020 Equity Incentive Plan (also referred to in this section as the “Plan”), and as of September 30, 2024, 3,428,481 shares remained available for issuance under the Plan. The Amended and Restated 2020 Equity Incentive Plan automatically increases the number of shares available for issuance under the Plan on the first day of each fiscal year by an amount equal to five percent (5%) of the total number of shares of common stock outstanding on the last day of the preceding fiscal year, unless the Board votes for it not to increase. See —”The Loop Media, Inc. Amended and Restated 2020 Equity Incentive Plan.” As a result of this “evergreen” feature, the number of shares available for issuance under the Plan was increased by 4,041,295 shares on October 1, 2024, for a total of 18,741,363 shares of common stock authorized for issuance of Awards. As of December 11, 2024, a total of 7,495,732 shares remained available for issuance under the Amended and Restated 2020 Equity Incentive Plan.

Options granted in the future under the Amended and Restated 2020 Equity Incentive Plan are within the discretion of our Board of Directors. The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of September 30, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans under equity compensation (excluding) securities reflected in column (a)
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	10,686,581	(1) (2)	$2.22	3,641,977

Equity compensation plans not approved by security holders	—		—	—

Total	10,686,581		$2.22	3,641,977

(1)	Includes:

a)	6,309,815 shares issuable upon the exercise of outstanding options;

b)	4,376,766 shares issuable upon the vesting of restricted stock units; and

c)	1,364,941 shares underlying stock option awards that were granted under the Loop Media, Inc. Amended and Restated 2016 Equity Incentive Plan, which was adopted by the Board and approved by stockholders on June 7, 2016, and amended and restated by the Board and approved by stockholders October 4, 2016. No further awards of any type available under this plan may be granted. See —”The Loop Media, Inc. Amended and Restated 2016 Equity Incentive Plan.”

(2)	Does not include outstanding shares issuable upon the exercise of warrants, which are not issued under our Amended and Restated 2020 Equity Incentive Plan.

(3)	The weighted-average exercise price does not consider the shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(4)	All securities remaining available for future issuance will be made in accordance with the Amended and Restated 2020 Equity Incentive Plan, which was ratified by the holders of a majority of our outstanding voting stock (the “Majority Stockholders”) pursuant to the Majority Written Consent of Stockholders in Lieu of Annual Meeting dated April 27, 2021 (the “April 2021 Written Consent”), and further amended and restated by the Board on September 18, 2022. See — “The Loop Media, Inc. Amended and Restated 2020 Equity Incentive Plan.”

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

Awards may be granted to our employees, consultants and directors and such other individuals designated by the committee who are reasonably expected to become employees, consultants, and directors after the receipt of Awards. Incentive Stock Options may be granted only to our employees, while Awards other than Incentive Stock Options may be granted to our employees, consultants, and directors. As of December 11, 2024, we had two (2) non-employee directors and approximately 42 employees who would be eligible for grants under the Amended and Restated 2020 Equity Incentive Plan.

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

Giving effect to the “evergreen” increase on October 1, 2024, of 4,041,295 in the number of shares available for issuance of awards under the Amended and Restated 2020 Equity Incentive Plan, as of December 11, 2024, a total of 7,495,732 shares remained available for issuance under the Amended and Restated 2020 Equity Incentive Plan for future Awards.

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

As a result of the Merger, no further awards of any type available under the 2016 Equity Incentive Plan may be granted. As of December 11, 2024, there were outstanding options exercisable for an aggregate of 1,855,681 shares of common stock pursuant to the 2016 Equity Incentive Plan.

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

Revolving Line of Credit

Excel $2.5M Revolving Line of Credit

Effective as of December 14, 2023, we entered into a Revolving Line of Credit Loan Agreement with Excel Family Partners, LLLP, an entity managed by Bruce Cassidy, Executive Chairman of our Board (“Excel” and the “Excel $2.5M Revolving Line of Credit Agreement”) for up to a principal sum of $2,500,000, under which we may pay down and re-borrow up to the maximum amount of the $2,500,000 limit (the “Excel $2.5M Revolving Line of Credit”). Our drawdown on the Excel $2.5M Revolving Line of Credit is limited to no more than twenty-five percent (25%) of the last three full months’ revenue, not to exceed $1,250,000 in any quarter, and not to exceed in aggregate the outstanding debt amount of $2,500,000.The Excel $2.5M Revolving Line of Credit is a perpetual loan, with a maturity date that is twelve (12) months from the date of formal notice of termination by Excel, and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to ten percent (10%) per year. Under the Excel $2.5M Revolving Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest was pari passu with the May 13, 2022, Secured Non-Revolving Line of Credit Loan Agreement (the “RAT Non-Revolving Line of Credit Agreement”) entered into with several institutions and individuals (each, a “RAT Lender”) for an aggregate principal amount of $2,200,000 (the “RAT Non-Revolving Line of Credit”) and the May 2023 Secured Line of Credit (as defined below), but was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement, this subordination has fallen away. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments –The GemCap Litigation.”

Under the terms of the Excel $2.5M Revolving Line of Credit Agreement, on December 14, 2023, we issued to Excel a warrant to purchase up to an aggregate of 3,125,000 shares of our common stock. The warrant has an exercise price of $0.80 per share, which was the closing price of our common stock on December 13, 2023, expires on December 14, 2026, and is exercisable at any time prior to such date, to the extent that after giving effect to such exercise, Excel and its affiliates would beneficially own, for purposes of Section 13(d) of the Exchange Act, no more than 29.99% of the outstanding shares of our common stock.

On December 3, 2024, and effective retroactively to July 1, 2024, we entered into a Secured Revolving Line of Credit Loan Agreement Amendment with Excel to extend the date on which the first payment of interest is due by one (1) year, from July 1, 2024, to July 1, 2025.

The Excel $2.5M Revolving Line of Credit had a balance, including accrued interest, amounting to $2,646,479 and $0 as of September 30, 2024, and 2023, respectively. We incurred interest expense for the Excel $2.5M Revolving Line of Credit in the amount of $412,579 and $0 for the twelve months ended September 30, 2024, and 2023, respectively.

Non-Revolving Lines of Credit

Excel Non-Revolving Loan Agreement

On February 23, 2022, we entered into a Non-Revolving Line of Credit Loan Agreement (the “Prior Excel Loan Agreement”) with Excel, an entity managed by Bruce Cassidy, Executive Chairman of our Board, for an aggregate principal amount of $1,500,000, which was amended on April 13, 2022, to increase the aggregate principal amount to $2,000,000 (the “$2m Loan”). Effective as of April 25, 2022, we entered into a Non- Revolving Line of Credit Loan Agreement (the “Excel Non-Revolving Loan Agreement”) with Excel for an aggregate principal amount of $4,022,986 (the “Excel Non-Revolving Loan”). The Excel Non-Revolving Loan matures eighteen (18) months from the date of the Excel Non-Revolving Loan Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve (12) percent per year. On April 25, 2022, we used $2,000,000 of the proceeds of the Excel Non-Revolving Loan to prepay all of the remaining outstanding principal and interest of the $2m Loan and the Prior Excel Loan Agreement was terminated in connection with such prepayment. Under the Excel Non-Revolving Loan Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof. In connection with the Excel Non-Revolving Loan, on April 25, 2022, we issued a warrant to purchase up to 383,141 shares of our common stock. The warrant has an exercise price of $5.25 per share, expires on April 25, 2025, and shall be exercisable at any time prior to the expiration date. Effective as of December 14, 2022, we entered into a Non-Revolving Line of Credit Agreement Amendment and a Non-Revolving line of Credit Promissory Note Amendment with Excel to extend the maturity date from eighteen (18) months to twenty-four (24) months from the date of the Excel Non-Revolving Loan Agreement. Effective as of May 10, 2023, we entered into a Non-Revolving Line of Credit Agreement Amendment No. 2 and a Non-Revolving Line of Credit Promissory Note Amendment No. 2 with Excel to extend the maturity date of the Excel Non-Revolving Loan from twenty-four (24) months to twenty-five (25) months from the date of the Excel Non-Revolving Loan Agreement.

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

May 2023 Secured Loan

Effective as of May 10, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “May 2023 Secured Line of Credit Agreement”) with several individuals and institutional lenders for aggregate loans of up to $4.0 million (the “May 2023 Secured Line of Credit”), evidenced by the Secured Non-Revolving Line of Credit Promissory Notes (each a “May 2023 Secured Note” and collectively, the “May 2023 Secured Notes”), also effective as of May 10, 2023. The May 2023 Secured Line of Credit matures twenty-four (24) months from the date of the May 2023 Secured Line of Credit and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve percent (12%) per year. We granted to the lenders under the May 2023 Secured Line of Credit Agreement a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest was pari passu with the RAT Non-Revolving Line of Credit Agreement and the Excel $2.5M Revolving Line of Credit Agreement, but subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Capital Requirements – Revolving Lines of Credit – GemCap Revolving Line of Credit.” As a result of the GemCap Litigation Settlement, this subordination has fallen away. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments –The GemCap Litigation.”

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

As of December 14, 2023, of the total aggregate principal and interest outstanding under the May 2023 Secured Line of Credit of $3,262,817, the outstanding principal and interest on Excel’s portion of the May 2023 Secured Line of Credit was $2,328,617 (the “Excel May 2023 Secured Line of Credit Pay Off-Amount”). On December 14, 2023, Excel agreed to convert the Excel May 2023 Secured Line of Credit Pay-Off Amount owed under the May 2023 Secured Line of Credit Agreement into 2,910,771 shares of our common stock at a conversion price per share of $0.80. In addition, in connection with the Warrant Repricing (as defined below), on December 14, 2023, Excel agreed to reprice the per share warrant exercise price of the warrant for 209,398 shares of our common stock to $0.80 per warrant share and immediately exercised the warrant, delivering the net proceeds of $167,518.40 to us. See “—Repricing and Exercise of Certain Warrants.”

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

The May 2023 Secured Loan had a principal balance, including accrued interest, amounting to $885,333 and $3,214,769 as of September 30, 2024, and 2023, respectively. We incurred interest expense for the 2023 Secured Loan in the amount of $736,588 and $144,392 for the twelve months ended September 30, 2024, and 2023, respectively. See “ – Excel $2.2M Line of Credit” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Capital Requirements – May 2023 Secured Line of Credit.”

Excel $2.2M Line of Credit

On May 31, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (“Excel $2.2M Secured Line of Credit Agreement”) with Excel, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, for principal amount of up to $2,200,000 (the “Excel $2.2M Line of Credit”), evidenced by a Non-Revolving Line of Credit Promissory Note (the “Excel $2.2M Note”). The Excel $2.2M Line of Credit matured ninety (90) days from the date of the Excel $2.2M Secured Line of Credit Agreement and accrued interest, payable in arrears on the Excel $2.2M Line of Credit maturity date, at a fixed rate of interest equal to ten and one-half percent 10.5%) per year. Effective as of August 29, 2023, we entered into a letter agreement (the “Excel $2.2M Line of Credit Amendment Letter Agreement”) with Excel to amend the Excel $2.2M Line of Credit Agreement and the Excel $2.2M Note to extend the maturity date of the Excel $2.2M Secured Line of Credit from ninety (90) days to one hundred twenty (120) days from the date of the Excel $2.2M Secured Line of Credit Agreement, or September 28, 2023.

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

Under the Excel $1.0M Secured Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement, this subordination has fallen away. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments –The GemCap Litigation.”

On May 31, 2024, we entered into a Waiver and Consent Letter Agreement with Excel (the “Excel Waiver Agreement”), effective as of and contingent upon the closing of the Registered Offering, waiving certain provisions of the Excel $1.0M Secured Line of Credit Agreement, pursuant to which Excel irrevocably agreed to waive its rights to receive five hundred thousand dollars ($500,000) of the net proceeds of any non-affiliate capital raise, including the Registered Offering, and consented to us not paying any of such proceeds to it, contingent upon the closing of such a non-affiliate capital raise, including the Registered Offering. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Capital Requirements – The Registered Offering and the Concurrent Private Placement Offering.”

On December 3, 2024, and effective retroactively to September 24, 2024, we entered into a Secured Non-Revolving Line of Credit Loan Agreement Amendment with Excel and issued to Excel an Amended and Restated Non-Revolving Line of Credit Promissory Note to Excel to extend the Original Excel $1.0M Line of Credit Maturity Date by twelve (12) months, from one hundred eighty (180) days from the date of the Excel $1.0M Secured Line of Credit Agreement to one hundred eighty (180) days plus twelve (12) months from the Excel $1.0M Secured Line of Credit Agreement, or to September 24, 2025.

The Excel $1.0M Line of Credit had a balance, including accrued interest, amounting to $1,060,000 and $0 as of September 30, 2024, and 2023, respectively. We incurred interest expense for the Excel $1.0M Line of Credit in the amount of $60,000 and $0 for the twelve months ended September 30, 2024, and 2023, respectively.

The Excel $3M Line of Credit Convertible Note

On November 27, 2024, we entered into a Non-Revolving Line of Credit Loan Agreement with Excel (the “Excel $3.0M Line of Credit Agreement”), for an aggregate principal amount of up to $3,000,000 (the “Excel $3.0M Line of Credit”), evidenced by a Line of Credit Convertible Promissory Note (the “Excel $3.0M Line of Credit Convertible Note”).

The Excel $3.0M Line of Credit Convertible Note accrues interest at twenty percent (20%) per annum, and unless converted into our common stock. The entire principal amount of the Excel $3.0M Convertible Note, plus accrued and unpaid interest, will be due and payable by us on the date that is twelve (12) months after the issue date (the “Excel $3.0M Convertible Note Maturity Date”); provided, however, that the Excel $3.0M Convertible Note Maturity Date may be extended by an additional twelve (12) months at our request and upon written consent by the Excel, which consent shall not be unreasonably withheld.

Excel shall have the right, at any time, to convert all or any portion of the principal and interest due on the date of conversion into shares of our common stock at a conversion price that is seventy percent (70%) of the lowest volume-weighted average price of the common stock on any trading day during the ten (10) trading days prior to the respective conversion date; provided, however, that Excel shall not have the right to convert any portion of the Excel $3.0M Line of Credit Convertible Note to the extent that after giving effect to such conversion, Excel or its affiliates would beneficially own in excess of 29.99% of the Company’s outstanding shares of common stock at the time of such conversion (a “Beneficial Ownership Limitation”), as set forth in the Excel $3.0M Line of Credit Convertible Note. We may prepay the Excel $3.0M Line of Credit Convertible Note at any time prior to the Excel $3.0M Convertible Note Maturity Date. The Excel $3.0M Line of Credit Convertible Note contains customary representations and warranties by the Company and provides for certain standard events of defaults. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Capital Requirements – The Excel $3.0M Convertible Note.”

The Excel $3.0M Convertible Note had a balance, including accrued interest, amounting to $3,024,731 as of December 11, 2024.

CFG $700,000 Purchase Agreement and Related Party Guaranty

On August 27, 2024, we entered into a purchase agreement (the “Agreement”) with CFG Merchant Solutions, LLC, a Delaware limited liability company (“Buyer”) and Bruce A. Cassidy, Executive Chairman of the Board of Directors of the Company as guarantor (the “Guarantor”). The Agreement provides for the purchase by Buyer of our future receipts (the “Future Receipts”) valued at nine hundred sixty-two thousand five hundred dollars ($962,500) (the “Amount Sold”) for a total purchase price of seven hundred thousand dollars ($700,000) (the “Purchase Price”). The percentage of Future Receipts to be paid back on a daily basis is 14.44% (the “Purchased Percentage”), which equals $4,812.60 (the “Daily Amount”). Seller shall be entitled to collect the Daily Amounts at the end of each week by debiting Seller’s bank account, with such weekly payment equaling $24,063 (the “Weekly Payment”), commencing on or about September 6, 2024, and such Weekly Payments continuing until the Amount Sold is paid in full. We granted the Buyer a security interest in certain of our properties, rights and assets, as set forth in the Agreement, which security interest was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement, this subordination has fallen away. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments –The GemCap Litigation.”

GemCap Revolving Line of Credit Agreement and Related Party Warrants

Effective as of July 29, 2022, we entered into the GemCap Revolving Line of Credit Agreement. In connection with the loan under the GemCap Revolving Line of Credit, the Subordinated Lenders delivered the GemCap Subordination Agreements to GemCap, or the Senior Lender. In connection with the delivery of the GemCap Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our common stock. Each warrant has an exercise price of $5.25 per share, expires on July 29, 2025. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, as directed by its affiliate, Excel, one of the Subordinated Lenders. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Capital Requirements – Revolving Lines of Credit – GemCap Revolving Line of Credit.” As a result of the GemCap Litigation Settlement, the subordination of these Subordinated Lenders has fallen away. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments –The GemCap Litigation.”

Repricing and Exercise of Certain Warrants

On December 14, 2023, we agreed to offer to amend certain existing warrants exercisable for an aggregate of up to 4,055,240 shares of the Company’s common stock (each such warrant an “Existing Warrant”) to reduce the respective exercise prices thereof to $0.80 per share (such new price being referred to as the “Amended Warrant Exercise Price”), which was the closing price per share of our common stock as quoted on the NYSE American on December 13, 2023, on the condition that the holder of each Existing Warrant will commit to exercise the Existing Warrant within eight (8) business days from the date the warrant holder enters into a binding agreement, or some other number of days to be agreed by the Existing Warrant holder (the “Warrant Reprice Letter Agreement”), to exercise, paying the aggregate Amended Warrant Exercise Price of each respective Existing Warrant in cash to the Company (the “Warrant Repricing”). Existing Warrants exercisable for an aggregate of up to 786,482 shares of our common stock are held by Excel Family Partners, LLLP, and Eagle Investment Group, LLC, entities managed by Bruce Cassidy, Sr., Chairman of our Board of Directors. Existing Warrants exercisable for an aggregate of up to 443,332 shares of our common stock are held by Denise Penz, a member of our Board of Directors. As of the date of this Report, each of Mr. Cassidy and Ms. Penz had entered into a Warrant Reprice Letter Agreement to exercise their Existing Warrants, resulted in net proceeds to the Company of $983,851.

500 Limited

For the years ended September 30, 2024, and 2023, we paid 500 Limited $145,500 and $394,300, respectively, for programming services provided to Loop. 500 Limited is an entity controlled by Liam McCallum, our former Chief Product and Technology Officer, who remains an advisor to the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountants, Marcum LLP, for professional services rendered during the twelve months ended September 30, 2024, and 2023, are set forth in the table below:

Fee Category	Twelve months ending September 30, 2024	Twelve months ending September 30, 2023
Audit fees (1)	$367,710	$342,680
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for services not associated with audit or tax.

Pre-Approval Practices and Procedures

During the fiscal year ended September 30, 2024, we mainteined an Audit Committee, the purpose of which was to assist the Board of Directors in fulfilling its responsibilities related to our financial accounting, reporting and controls. The Audit Committee’s principal functions were to assist the Board of Directors in its oversight of:

●	the integrity of our accounting and financial reporting processes and the audits of our financial statements by our independent auditors (the “Independent Auditors”);

●	the periodic reviews of the adequacy of the accounting and financial reporting processes and systems of internal control that are conducted by the Independent Auditors and our senior management;

●	the independence and performance of the Independent Auditors; and

●	our compliance with legal and regulatory requirements.

Effective September 30, 2024, we dissolved the Audit Committee, as well as the Compensation Committee and Nominating and Corporate Governance Committee. The duties previously performed by such committees reverted back to the full Board of Directors. Accordingly, the full Board now acts as our audit committee, compensation committee and nominating and corporate governance committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger with Interlink Plus, Inc., Loop Media Acquisition, Inc. and Loop Media, Inc. dated January 3, 2020 (previously filed on January 6, 2020, as Exhibit 2.1 of the Current Report on Form 8-K)

2.2	Purchase Agreement by and between Interlink Plus, Inc. and Zixiao Chen, dated February 6, 2020, (previously filed on February 7, 2020, as Exhibit 2.2 of the Current Report on Form 8-K)

2.3	Plan of Merger between Interlink Plus, Inc. and Loop Media, Inc. dated May 22, 2020, (previously filed on June 11, 2020, as Exhibit 2.1 of the Current Report on Form 8-K)

2.4	Certificate of Ownership and Merger filed with the Delaware Secretary of State on June 8, 2020, (previously filed on June 11, 2020, as Exhibit 2.2 of the Current Report on Form 8-K)

2.5	Articles of Merger filed with the Nevada Secretary of State on June 9, 2020, (previously filed on June 11, 2020, as Exhibit 3.2 of the Current Report on Form 8-K)

2.6	Asset Acquisition Agreement by and between Loop Media, Inc., SPKR Inc. and PTK Investments, LLC (dba PTK Capital), in its capacity as the Seller Representative dated October 13, 2020, (previously filed on October 19, 2020, as Exhibit 2.1 of the Current Report on Form 8-K)

2.7	Share Purchase Agreement by and between Loop Media, Inc., Ithaca EMG Holdco LLC, and Ithaca Holdings, LLC, dated December 1, 2020, (previously filed on December 7, 2020, as Exhibit 2.1 of the Current Report on Form 8-K)

3.1	Certificate of Restated Articles of Incorporation of Loop Media, Inc. (previously filed on January 21, 2022, as Exhibit 3.1 of the Company’s Transition Report on Form 10-KT)

3.2	Amended and Restated Bylaws of Loop Media, Inc. (previously filed on January 21, 2022, as Exhibit 3.2 of the Company’s Transition Report on Form 10-KT)

3.3	Certificate of Change and Certificate of Correction filed with the Nevada Secretary of State dated September 19, 2022 (previously filed on September 21, 2022, as Exhibit 3.1 of the Current Report on Form 8-K)

3.4	Certificate of Amendment to the Restated Articles of Incorporation of Loop Media, Inc., dated August 15, 2023 (previously filed on August 16, 2023, as Exhibit 3.1 of the Current Report on Form 8-K)

3.5	Certificate of Amendment to the Restated Articles of Incorporation of Loop Media, Inc., dated September 20, 2024 (previously filed on September 23, 2024, as Exhibit 3.1 of the Current Report on Form 8-K).

4.1	Form of Warrant (previously filed on February 7, 2020, as Exhibit 4.1 of the Current Report on Form 8-K)

4.2	Form of First Amended and Restated Convertible Promissory Note (previously filed on February 7, 2020, as Exhibit 4.2 of the Current Report on Form 8-K)

Exhibit No.	Exhibit Description
4.3	Form of Senior Secured Promissory Note (previously filed on April 15, 2021, as Exhibit 4.4 of the Company’s Annual Report on Form 10-K)

4.4	Form of Common Stock Certificate (previously filed on August 20, 2021, as Exhibit 4.7 of the Company’s Registration Statement on Form S-8)

4.5	Form of Warrant (previously filed on October 5, 2021, as Exhibit 4.1 of the Company’s Current Report on Form 8-K)

4.6	Form of Amended Eagle Warrant (previously filed on March 1, 2022, as Exhibit 10.1 of the Company’s Current Report on Form 8-K)

4.7	Form of Amended Cassidy Warrant (previously filed on March 1, 2022, as Exhibit 10.2 of the Company’s Current Report on Form 8-K)

4.8	Form of Warrant, dated April 25, 2022 (previously filed on April 29, 2022, as Exhibit 4.1 of the Company’s Current Report on Form 8-K)

4.9	Form of Warrant, dated May 13, 2022 (previously filed on May 19, 2022, as Exhibit 4.1 of the Company’s Current Report on Form 8-K)

4.10	Form of Warrant, dated May 10, 2023 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on May 15, 2023)

4.11	Form of Warrant, dated December 14, 2023 (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K filed on December 19, 2023)

4.12	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-1/A filed on September 19, 2022)

4.13*	Description of Loop Media, Inc.’s Securities

4.14	Form of Registered Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 3, 2024).
4.15	Form of Private Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 3, 2024).

4.16	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 3, 2024).

4.17	Form of Subordinated Secured Promissory Note by and between the Company, Retail Media, and Agile Capital Funding, LLC, dated August 26, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 30, 2024).

4.18	Agile Note issued by the Company and Retail Media in favor of the Agile Lender, dated October 14, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 18, 2024).

Exhibit No.	Exhibit Description
4.19	1800 Diagonal Promissory Note issued by the Company in favor of the 1800 Diagonal Lender, dated October 11, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 18, 2024).

4.20	1800 Diagonal Bridge Note issued by the Company in favor of the 1800 Diagonal Lender, dated October 11, 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 18, 2024).

4.21	Convertible Note issued by the Company in favor of the Joseph G. Bellino Trust Dated November 30, 2023, dated October 18, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 24, 2024).

4.22	Excel $3.0M Line of Credit Convertible Note, effective November 27, 2024, executed by the Company in favor of Excel (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 4, 2024).

4.23	Excel $1.0M Amended and Restated Note, effective retroactively to September 24, 2024, executed by the Company in favor of Excel (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 4, 2024).

10.1	Restricted Stock Purchase Agreement by and between Interlink Plus, Inc. and Bruce A Cassidy 2013 Irrevocable Trust, dated February 5, 2020, (previously filed on February 7, 2020, as Exhibit 10.1 of the Current Report on Form 8-K)

10.2	Promissory Note made by Interlink Plus, Inc. in favor of Bruce Cassidy 2013 Irrevocable Trust, dated November 20, 2019, (previously filed on November 25, 2019, as Exhibit 99.1 of the Current Report on Form 8-K)

10.3†	Loop Media, Inc. Amended and Restated 2020 Equity Incentive Compensation Plan (previously filed on September 19, 2022, as Exhibit 10.3 of the Company’s Registration Statement on Form S-1)

10.4†	Employment Agreement by and between Jon Niermann and Loop Media, Inc., effective March 1, 2021 (previously filed on April 15, 2021, as Exhibit 10.4 of the Company’s Annual Report on Form 10-K)

10.5†	Employment Agreement by and between Liam McCallum and Loop Media, Inc., effective April 1, 2021, (previously filed on April 15, 2021, as Exhibit 10.5 of the Company’s Annual Report on Form 10-K)

10.6†	Employment Agreement by and between Andy Schuon and Loop Media, Inc., effective April 1, 2021, (previously filed on April 15, 2021, as Exhibit 10.6 of the Company’s Annual Report on Form 10-K)

10.7	Share Purchase Agreement by and between Loop Media, Inc., Ithaca EMG Holdco LLC, and Ithaca Holdings, LLC, dated April 27, 2021, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2021)

10.8	Share Purchase Agreement by and between Loop Media, Inc., Robert J. Graham, and Far West Entertainment HK Limited, dated April 27, 2021, (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 3, 2021)

10.9	Convertible Note and Warrant Purchase and Security Agreement by and between Loop Media, Inc., and Excel Family Partnership, LLP, dated as of April 1, 2020, (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 3, 2021)

10.10	Senior Secured Promissory Note issued in the name of Excel Family Partnership, LLP, dated as of April 1, 2021, (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 3, 2021)

10.11	Form of Purchase Agreement (previously filed on October 5, 2021, as Exhibit 10.1 of the Company’s Current Report on Form 8-K)

Exhibit No.	Exhibit Description
10.12	Form of Lock-Up Agreement (previously filed on October 5, 2021, as Exhibit 10.2 of the Company’s Current Report on Form 8-K)

10.13†	Employment Agreement, dated September 29, 2021, between Loop Media, Inc. and Neil Watanabe (previously filed on October 5, 2021, as Exhibit 10.3 of the Company’s Current Report on Form 8-K)

10.14†	Letter Agreement, dated September 29, 2021, between Loop Media, Inc. and Jim Cerna (previously filed on October 5, 2021, as Exhibit 10.4 of the Company’s Current Report on Form 8-K)

10.15	Non-Revolving Line of Credit Loan Agreement, effective as of April 25, 2022, by and between the Company and Excel Family Partners, LLLP (previously filed on April 29, 2022, as Exhibit 10.1 of the Company’s Current Report on Form 8-K)

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

Exhibit No.	Exhibit Description
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

10.36	Note Conversion Agreement, dated September 12, 2023, by and between the Company and Excel Family Partners, LLLP (previously filed on September 13, 2023, as Exhibit 10.1 to the Company’s Current Report on Form 8-K)

10.37	Pay Off Agreement, dated September 12, 2023, by and between the Company and Excel Family Partners, LLLP (previously filed on September 13, 2023, as Exhibit 10.2 to the Company’s Current Report on Form 8-K)

10.38	Non-Revolving Line of Credit Loan Agreement Amendment, effective as of November 13, 2023, by and between the Company, RAT Investment Holdings, LP, as administrator of the loan, and the institutions and individuals identified as lenders therein (previously filed on November 17, 2023, as Exhibit 10.1 of the Company’s Current Report on Form 8-K)

Exhibit No.	Exhibit Description
10.39	Amended and Restated Non-Revolving Line of Credit Promissory Note, dated November 13, 2023, executed by the Company for the benefit of the lenders under the Non-Revolving Line of Credit Loan Agreement Amendment, effective as of the same date (previously filed on November 17, 2023, as Exhibit 10.2 of the Company’s Current Report on Form 8-K)

10.40

Secured Revolving Line of Credit Loan Agreement, effective as of December 14, 2023, by and between the Company and Excel Family Partners, LLLP (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the SEC on December 19, 2023).

10.41

Secured Revolving Line of Credit Promissory Note, effective as of December 14, 2023, executed by the Company for the benefit of Excel Family Partners, LLLP under the Secured Revolving Line of Credit Loan Agreement, effective as of the same date (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the SEC on December 19, 2023).

10.42	Form of Warrant Reprice Letter Agreement (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the SEC on December 19, 2023).

10.43	Note Conversion Agreement, dated December 14, 2023, by and between the Company and Excel Family Partners, LLLP (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the SEC on December 19, 2023).

10.44†	Employment Letter Agreement between Loop Media, Inc. and Randy Greenberg, effective July 1, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 15, 2023)

10.45	Secured Non-Revolving Line of Credit Loan Agreement, effective as of March 28, 2024, by and between the Company and Excel Family Partners, LLLP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2024).

10.46

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

10.47	Subordination Agreement, effective as of March 28, 2024, by and between the Company, Retail Media TV, Inc., Excel Family Partners, LLLP and GemCap Solutions, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 3, 2024).

10.48	Non-Revolving Line of Credit Loan Agreement Amendment #2, dated April 18, 2024, by and between the Company, RAT Investment Holdings, LP, as administrator of the loan, and the institutions and individuals identified as lenders therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2024).

10.49	Second Amended and Restated Non-Revolving Line of Credit Promissory Note, effective as of April 13, 2024, executed by the Company for the benefit of the lenders under the Non-Revolving Line of Credit Loan Agreement Amendment #2, effective as of the same date (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 24, 2024).

10.50	Employment Letter Agreement between the Company and Jon Niermann, effective March 17, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 19, 2024).

10.51	Employment Letter Agreement between the Company and Justis Kao, effective March 17, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 19, 2024).

Exhibit No.	Exhibit Description
10.52	CEO Employment Letter Agreement Amendment between the Company and Justis Kao, effective May 3, 2024.

10.53	Non-Revolving Line of Credit Loan Agreement Amendment #2, dated April 18, 2024, by and between the Company, RAT Investment Holdings, LP, as administrator of the loan, and the institutions and individuals identified as lenders therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2024).

10.54

Second Amended and Restated Non-Revolving Line of Credit Promissory Note, effective as of April 13, 2024, executed by the Company for the benefit of the lenders under the Non-Revolving Line of Credit Loan Agreement Amendment #2, effective as of the same date (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 24, 2024).

10.55	CEO Employment Letter Agreement Amendment between the Company and Justis Kao, effective May 3, 2024 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 3, 2024).

10.56

Form of Securities Purchase Agreement, dated May 31, 2024, by and between the Company and the Institutional Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2024).

10.57	Form of Securities Purchase Agreement, dated May 31, 2024, by and between the Company and the Private Placement Entity (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 3, 2024).

10.58

Placement Agency Agreement, dated May 31, 2024, by and between the Company and the Placement Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 3, 2024).

10.59	Amendment Number 2 to the Loan and Security Agreement, the Loan Agreement Schedule, the Revolving Loan Note and to the other Loan Documents dated July 29, 2024, by and between the Company and the Senior Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2024).

10.60	Form of Subordinated Business Loan and Security Agreement by and between the Company, Retail Media, Agile Capital Funding, LLC, and Agile Capital Funding, LLC, as collateral agent, dated August 26, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2024).

10.61*	Purchase Agreement by and between the Company and CFG Merchant Solutions, LLC, dated August 27, 2024

10.62	Separation Agreement, effective October 4, 2024, between the Company and Mr. Watanabe (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2024).

10.63	Interim CFO Employment Letter Agreement, effective October 1, 2024, between the Company and Mr. Olgun (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2024).

Exhibit No.	Exhibit Description
10.64	Agile Agreement among the Company, Retail Media, the Agile Lender and the Agile Collateral Agent, dated October 14, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2024).

10.65	1800 Diagonal Promissory Note Agreement by and between the Company and the 1800 Diagonal Lender, dated October 11, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 18, 2024).

10.66	1800 Diagonal Bridge Note Agreement by and between the Company and the 1800 Diagonal Lender, dated October 11, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 18, 2024).

10.67	Settlement Agreement and Mutual Release entered into by Loop Media, RMTV and GemCap Solutions, LLC, dated November 27, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 27, 2024).

10.68	Excel $3.0M Line of Credit Loan Agreement, effective November 27, 2024, by and between the Company and Excel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 4, 2024).

10.69	Excel $2.5M Line of Credit Amendment, entered into on December 3, 2024, and effective retroactively to July 1, 2024, by and between the Company and Excel (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 4, 2024).

10.70	Excel $1.0M Line of Credit Amendment, entered into on December 3, 2024, and effective retroactively to September 24, 2024, by and between the Company and Excel (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 4, 2024).

21.1*	Subsidiaries of the Company

23.1*	Consent of Marcum LLP

24.1	Power of Attorney (included on the signature page)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Order Regarding Plaintiff’s Application for Temporary Restraining Order and Further Orders of the Court, issued November 15, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2024).

99.2	Order Denying Plaintiff’s Application for Temporary Restraining Order, issued November 25, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 27, 2024).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

#	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

†	Indicates a management contract or compensation plan, contract or arrangement.

Financial Statements

The following documents are filed as part of this Form 10-K, as set forth on the Index to Financial Statements found on page F-1.

●	Report of Independent Registered Public Accounting Firm (Marcum LLP)

●	Consolidated Balance Sheets as of September 30, 2024, and 2023

●	Consolidated Statements of Operations for the twelve months ended September 30, 2024, and 2023

●	Consolidated Statement of Changes in Stockholders’ Equity for the twelve months ended September 30, 2024, and 2023

●	Consolidated Statements of Cash Flows for the twelve months ended September 30, 2024, and 2023

●	Notes to Consolidated Financial Statements

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

Loop Media, Inc., a Nevada corporation
(Registrant)

December 12, 2024	By:	/s/ Justis Kao
Justis Kao
Chief Executive Officer
(Principal Executive Officer)

December 12, 2024	By:	/s/ Ari Olgun
Ari Olgun
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justis Kao
Justis Kao	Chief Executive Officer and Director	December 12, 2024

/s/ Ari Olgun Ari Olgun	Chief Financial Officer (Principal Financial and Accounting Officer)	December 12, 2024

/s/ Bruce Cassidy
Bruce Cassidy	Executive Chairman of the Board	December 12, 2024

/s/ Denise Penz
Denise Penz	Director	December 12, 2024

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LOOP MEDIA, INC. AUDITED CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Loop Media, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loop Media, Inc. (the “Company”) as of September 30, 2024, and September 30, 2023, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended September 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and September 30, 2023, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring losses resulting in an accumulated deficit, had negative cash flows used in operations, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Costa Mesa, California

December 12, 2024

LOOP MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2024	2023
ASSETS
Current assets
Cash	$824,658	$3,068,696
Accounts receivable, net	3,162,573	6,211,815
Prepaid expenses and other current assets	692,476	987,605
Content assets - current	393,012	2,218,894
Total current assets	5,072,719	12,487,010
Non-current assets
Deposits	7,266	12,054
Content assets – non-current	222,401	448,726
Deferred costs – non-current	—	744,408
Property and equipment, net	1,670,253	2,711,558
Right-of-use assets	173,354	—
Intangible assets, net	365,444	477,889
Total non-current assets	2,438,718	4,394,635
Total assets	$7,511,437	$16,881,645
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$6,250,106	$4,978,920
Accrued liabilities	2,911,868	3,546,338
Accrued royalties and revenue share	7,078,064	4,930,329
Equipment financing liability - current	200,596	—
License content liabilities - current	419,564	489,157
Deferred income	60,017	—
Lease liability - current	69,395	—
Revolving line of credit - current	2,837,479	2,985,298
Non-revolving line of credit - current	2,181,960	2,124,720
Non-revolving line of credit, related party - current	1,000,000	—
Total current liabilities	23,009,049	19,054,762
Non-current liabilities
License content liabilities – non-current	110,000	208,000
Equipment financing liability - non-current	309,761	—
Lease liability - non-current	103,959	—
Revolving line of credit, related party – non-current	1,762,831	—
Non-revolving line of credit – non-current	—	475,523
Non-revolving line of credit, related party – non-current	—	1,959,693
Total non-current liabilities	2,286,551	2,643,216
Total liabilities	25,295,600	21,697,978

Commitments and contingencies (Note 9)	—	—

Stockholders’ deficit
Common stock, $0.0001 par value, 225,000,000 shares authorized, 80,825,910 and 65,620,151 shares issued and outstanding as of September 30, 2024, and 2023, respectively	8,082	6,562
Additional paid in capital	134,988,900	123,462,648
Accumulated deficit	(152,781,145)	(128,285,543)
Total stockholders’ deficit	(17,784,163)	(4,816,333)
Total liabilities and stockholders’ deficit	$7,511,437	$16,881,645

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2024	2023

Revenue	$22,254,959	$31,642,293
Cost of revenue
Cost of revenue - Advertising and Legacy and other revenue	13,249,158	18,036,529
Cost of revenue - depreciation and amortization	3,024,804	2,946,404
Total cost of revenue	16,273,962	20,982,933
Gross profit	5,980,997	10,659,360

Operating expenses
Sales, general and administrative	20,566,552	29,427,139
Stock-based compensation – sales, general and administrative	4,232,673	7,997,849
Stock-based compensation – restructuring costs	—	596,938
Restructuring costs	220,053	354,047
Depreciation and amortization	1,414,537	1,068,999
Loss on disposal of assets	315,863	—
Total operating expenses	26,749,678	39,444,972

Loss from operations	(20,768,681)	(28,785,612)

Other income (expense)
Interest expense	(3,041,715)	(3,802,346)
Loss on extinguishment of debt	(25,424)	—
Employee retention credits	—	645,919
Amortization – ATM facility	(633,902)	—
Other income (expense)	228	(3,128)
Total other income (expense)	(3,700,813)	(3,159,555)
Loss before income taxes	(24,469,494)	(31,945,167)
Income tax expense	(26,108)	(18,512)
Net loss	$(24,495,602)	$(31,963,679)

Basic and diluted net loss per common share (Note 2)	$(0.33)	$(0.56)

Weighted average number of basic and diluted common shares outstanding	74,537,699	57,502,870

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED September 30, 2024, and 2023

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balances, September 30, 2022	56,381,209	$5,638	$101,970,318	$(96,321,864)	$5,654,092
Stock-based compensation	—	—	8,594,787	—	8,594,787
Short swing profit recovery	—	—	1,201	—	1,201
Issuance costs from uplist of stock	—	—	(86,330)	—	(86,330)
Warrants issued in conjunction with debt	—	—	447,897	—	447,897
Shares issued for cash under ATM, net	3,109,843	311	8,619,292	—	8,619,603
Shares issued upon option exercises	37,462	4	64,057	—	64,061
Shares issued for vested RSUs	79,393	8	(8)	—	—
Shares issued for debt	6,005,487	600	3,846,435	—	3,847,035
Shares issued for capital raise costs	6,757	1	4,999	—	5,000
Net loss	—	—	—	(31,963,679)	(31,963,679)
Balances, September 30, 2023	65,620,151	$6,562	$123,462,648	$(128,285,543)	$(4,816,333)
Stock-based compensation	—	—	4,232,673	—	4,232,673
Warrants issued for debt	—	—	1,218,247	—	1,218,247
Pre-funded warrants issued for cash	—	—	1,269,876	—	1,269,876
Shares issued upon exercise of pre-funded warrants	1,777,174	178	(178)	—	—
Shares issued for cash	7,875,000	787	1,180,463	—	1,181,250
Shares issued for consulting fees	311,889	31	124,101	—	124,132
Shares issued for debt conversion	3,037,895	304	2,455,437	—	2,455,741
Shares issued for capital raise costs	60,810	6	44,994	—	45,000
Shares issued upon exercise of warrants	1,850,874	185	1,480,514	—	1,480,699
Shares issued for vested RSUs	292,117	29	(56,045)	—	(56,016)
Shares issuance cost			(423,830)	—	(423,830)
Net loss				(24,495,602)	(24,495,602)
Balances, September 30, 2024	80,825,910	$8,082	$134,988,900	$(152,781,145)	$(17,784,163)

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,495,602)	$(31,963,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,900,269	6,721,476
Depreciation and amortization expense, PP&E	1,414,537	1,003,502
Amortization of deferred ATM cost	633,902	65,497
Amortization of content assets	3,024,804	2,946,404
Amortization of right-of-use assets	42,569	76,696
Bad debt expense	708,990	630,629
Capital raise expense	110,363	—
Loss on early extinguishment of debt converted to equity	25,424	—
Loss on disposal of asset	315,863	—
Stock-based compensation	4,232,673	7,997,849
Stock-based compensation, restructuring costs	—	596,938
Shares issued for consulting fees	124,132	—
Change in operating assets and liabilities:
Accounts receivable	2,340,252	5,748,526
Inventory	6,458	3,593
Prepaid expenses	288,670	505,369
Deposit	4,788	51,835
Accounts payable	1,158,293	(2,474,881)
Accrued liabilities	(525,887)	(2,074,535)
Accrued royalties and revenue share	2,147,735	371,241
License content liability	(813,438)	(4,585,393)
Operating lease liabilities	(42,569)	(75,529)
Deferred income	60,017	(140,764)
NET CASH USED IN OPERATING ACTIVITIES	(7,337,757)	(14,595,226)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(196,976)	(1,969,447)
NET CASH USED IN INVESTING ACTIVITIES	(196,976)	(1,969,447)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	29,560,804	46,237,319
Repayment on lines of credit	(27,543,605)	(47,906,217)
Repayment on equipment financing	(83,176)	—
Proceeds from issuance of common stock, ATM	—	8,724,855
Proceeds from issuance of common stock, registered direct offering	1,181,250	—
Proceeds from issuance of pre-funded warrants	1,269,876	—
Proceeds from exercise of warrants	1,480,699	—
Proceeds from exercise of stock options	—	64,061
Common stock issuance cost	(423,830)	(105,252)
Deferred costs	—	(809,905)
Shares withheld for taxes for vested RSUs	(56,016)	—
Payment of acquisition related consideration	—	(250,128)
Debt issuance costs	(95,307)	(313,149)
Shares issued for capital raise costs	—	5,000
Public offering issuance cost	—	(86,330)
Short swing profit recovery	—	1,201
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,290,695	5,561,455

Change in cash and cash equivalents	(2,244,038)	(11,003,218)
Cash, beginning of period	3,068,696	14,071,914
Cash, end of period	$824,658	$3,068,696

SUPPLEMENTAL DISCLOSURES OF CASH FLOW STATEMENTS
Cash paid for interest	$893,509	$1,536,370
Cash paid for income taxes	$20,273	$—
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for debt conversion	$2,455,741	$—
Shares issued for debt, recorded as debt discount	$—	$3,847,035
Warrants issued in conjunction with debt	$1,218,247	$447,897
Unpaid additions to property and equipment	$105,840	$319,696
Unpaid additions to licensed content and internally developed content	$363,835	$265,749
Unpaid deferred costs	$—	$129,667
Leased assets obtained in exchange for new operating lease liabilities	$215,924	$—

See the accompanying notes to the consolidated financial statements

LOOP MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2024, and 2023

NOTE 1 – BUSINESS

Loop Media, Inc., a Nevada corporation (collectively, “Loop Media,” the “Company,” “we,” “us” or “our”), is a multichannel digital video platform media company that uses marketing technology, or “MarTech,” to generate our revenue and offer our services. Our technology and vast library of videos and licensed content enable us to curate and distribute short-form videos to connected televisions (“CTV”) in out-of-home (“OOH”) dining, hospitality and retail establishments, convenience stores and other locations and venues to enable the operators of those locations to inform, entertain and engage their customers. Our technology also provides businesses the ability to promote and advertise their products via digital signage and provides third-party advertisers with a targeted marketing and promotional tool for their products and services. We also allow our business clients to access our service without advertisements by paying a monthly subscription fee. In the fourth quarter of fiscal year 2024, we continued to work toward the expansion of our subscription offerings, including toward the introduction of a two-tier music video service offering, which will include a “primary tier” consisting of fewer than 10 music video channels provided under a free ad-based service, and a “premium tier” of the full library of curated music video channels provided under a subscription service. We also announced a non-music subscription offering that includes a number of live channels ranging from live sports events to news and culture offerings.

We offer hand-curated music video content licensed from major and independent record labels, including Universal Music Group (“Universal”), Sony Music Entertainment (“Sony”), and Warner Music Group (“Warner” and collectively with Universal and Sony, the “Music Labels”), as well as non-music video content. Our non-music video content is predominantly licensed or acquired from third parties, including action sports clips, drone and nature footage, trivia, news headlines, lifestyle channels and kid-friendly videos, as well as movie, television and video game trailers, among other content. We distribute our content and advertising inventory to digital screens located in OOH locations primarily through (i) our owned and operated platform (the “O&O Platform”) of Loop Media-designed “small-box” streaming Android media players (“Loop Players”) and legacy ScreenPlay (as defined below) computers and (ii) through screens (“Partner Screens”) on digital platforms owned and operated by third parties (each a “Partner Platform” and collectively, the “Partner Platforms,” and together with the O&O Platform, the “Loop Platform”).

As of September 30, 2024, we had approximately 77,000 active Loop Players and Partner Screens across the Loop Platform, which includes 27,811 quarterly active Loop Players (we refer to our quarterly active units herein as “QAUs”), across our O&O Platform, representing a decrease of 2,675 from the 30,486 for the quarter ended June 30, 2024, and approximately 49,000 Partner Screens across our Partner Platforms, representing a decrease of approximately 2,000 Partner Screens from the 51,000 for the quarter ended June 30, 2024.

We define an “active unit” as (i) an ad-supported Loop Player or digital out-of-home (“DOOH”) location using our ad- supported service through our “Loop for Business” application or using a DOOH venue-owned computer screening our content, that is online, used on our O&O Platform, playing content and has checked into the Loop Media analytics system at least once in the 90-day period ending on the date of measurement, or (ii) a DOOH location customer using our subscription service on our O&O Platform at any time during the 90-day period. We do not count toward our QAUs any Loop Players or screens used on our Partner Platform.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to supplement our cash from revenues with additional cash raised from equity investment or debt transactions while maintaining reduced spending levels. We continued to explore potential strategic alternatives to maximize shareholder value and to evaluate potential financing opportunities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include our accounts and our wholly-owned subsidiary Retail Media TV, Inc. As of September 30, 2024, wholly-owned subsidiary EON Media Group Pte. Ltd. had been liquidated and is in the process of being wound up as of the date of this Report. These consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”). All inter-company transactions and balances have been eliminated on consolidation.

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

Cash

Cash and cash equivalents include all highly liquid monetary instruments with original maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits. We maintain our cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, our cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits. We have not experienced any losses on such accounts. On September 30, 2024, and 2023, we had no cash equivalents.

As of September 30, 2024, and 2023, approximately $490,195 and $2,818,696 of cash exceeded the FDIC insurance limits, respectively.

Accounts receivable

Accounts receivable represent amounts due from customers. We assess the collectability of receivables on an ongoing basis. A provision for the impairment of receivables involves significant management judgment and includes the review of individual receivables based on individual customers, current economic trends and analysis of historical bad debts. As of September 30, 2024, and 2023, we had recorded an allowance for doubtful accounts of $708,990 and $630,629, respectively.

Concentration of credit risk

During the twelve-months ended September 30, 2024, we had two customers which each individually comprised greater than 10% of net revenue. These customers represented 19% and 13% of net revenue, respectively. No other customer accounted for more than 10% of net revenue during the twelve-months ended September 30, 2024.

During the twelve-months ended September 30, 2023, we had two customers which each individually comprised greater than 10% of net revenue. These customers represented 14% and 12% of net revenue, respectively. No other customer accounted for more than 10% of net revenue during the twelve-months ended September 30, 2023.

As of September 30, 2024, three customers accounted for a total of 46% of our accounts receivable and accrued revenue (expected to be collected within one year) balance or 20%, 15% and 11%, respectively. No other customer accounted for more than 10% of total accounts receivable and accrued revenue (expected to be collected within one year) as of September 30, 2024.

As of September 30, 2023, two customers accounted for a total of 27% of our accounts receivable and accrued revenue (expected to be collected within one year) balance or 14% and 13%, respectively. No other customer accounted for more than 10% of total accounts receivable and accrued revenue (expected to be collected within one year) as of September 30, 2023.

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

The carrying amount of our financial instruments, including cash, accounts receivable, deposits, short-term portion of notes receivable and notes payable, and current liabilities approximate fair value due to their short-term nature. We do not have financial assets or liabilities that are required under GAAP to be measured at fair value on a recurring basis. We have not elected to use fair value measurement option for any assets or liabilities for which fair value measurement is not presently required.

We record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Assets recognized or disclosed at fair value in the condensed consolidated financial statements on a nonrecurring basis include items such as property and equipment, operating lease assets, goodwill, and other intangible assets, which are measured at fair value if determined to be impaired.

Advertising and marketing costs

We expense all advertising and marketing costs as incurred. Advertising and marketing costs for the twelve months ended September 30, 2024, and 2023, were $5,467,340 and $11,149,084, respectively.

Revenue recognition

We recognize revenue in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration we expect to receive in exchange for those products. In instances where final acceptance of the product is specified by the client, revenue is deferred until all acceptance criteria have been met. For example, we bill subscription services in advance of when the service is performed and revenue is treated as deferred revenue until the service is performed and/or the performance obligation is satisfied. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of our products and services to clients in return for expected consideration and includes the following elements:

●	executed contracts with our customers that we believe are legally enforceable;

●	identification of performance obligations in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation of the transaction price to each performance obligation; and

●	recognition of revenue only when we satisfy each performance obligation.

Our revenue can be categorized into two revenue streams: Advertising revenue and Legacy and other revenue.

The following table disaggregates our revenue by major type for each of the periods indicated:

	Twelve Months Ended September 30,
	2024	2023
Advertising revenue	$20,323,196	$28,740,623
Legacy and other revenue	1,931,763	2,901,670
Total	$22,254,959	$31,642,293

Performance obligations and significant judgments

Our performance obligations and recognition patterns for each revenue stream are as follows:

Advertising revenue

For the twelve months ended September 30, 2024, and 2023, advertising revenue accounted for 91% and 91% of our revenue, respectively, and included revenue from direct and programmatic advertising, as well as sponsorships.

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

Legacy and other business revenue

For the twelve months ended September 30, 2024, and 2023, legacy and other business revenue accounted for the remaining 9% and 9% of total revenue, respectively, and included streaming services, subscription content services, and hardware delivery, as described below:

○	Delivery of streaming services including content encoding and hosting. We recognize revenue over the term of the service based on bandwidth usage. Revenue from streaming services is insignificant.

○	Delivery of subscription content services in customized formats. We recognize revenue straight-line over the term of the service.

○	Delivery of hardware for ongoing subscription content delivery through software. We recognize revenue at the point of hardware delivery. Revenue from hardware sales is insignificant.

Transaction prices for performance obligations are explicitly outlined in relevant agreements; therefore, we do not believe that significant judgments are required with respect to the determination of the transaction price, including any variable consideration identified. Our customers are obligated to pay within normal industry terms specified within each contract for both advertising revenue and legacy and other business revenue.

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

The following securities are excluded from the calculation of weighted average diluted shares at September 30, 2024, and 2023, respectively, because their inclusion would have been anti-dilutive.

	September 30,
	2024	2023
Options to purchase common stock	7,674,756	8,849,305
Warrants to purchase common stock	4,782,216	5,592,573
Restricted stock units (RSUs)	4,163,270	1,156,397
Series A preferred stock	—	—
Series B preferred stock	—	—
Convertible debentures	—	—
Total common stock equivalents	16,620,242	15,598,275

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

For the twelve months ended September 30, 2024, and 2023, a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our common stock is as follows:

	Twelve Months Ended September 30,
	2024	2023
Numerator:
Net loss	$(24,495,602)	$(31,963,679)
Plus: Deemed dividend on warrants	(419,939)	—
Net loss attributable to common stockholders	$(24,915,541)	$(31,963,679)

Denominator:
Weighted average number of common shares outstanding	74,537,699	57,502,870

Basic and diluted net loss per common share	$(0.33)	$(0.56)

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

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. The adoption of this standard in the first quarter of 2022 had no impact on our consolidated financial statements.

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

Employee retention credits

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”): a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. We qualified for the ERC in the third and fourth quarters of 2020 and the first, second and third quarters of 2021. During the twelve months ended September 30, 2024, we recorded no aggregate benefit in our condensed combined income statement to reflect the ERC.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the previously reported financial position, results of operations, or cash flows.

Restructuring costs

As previously disclosed, we began taking steps in fiscal year 2023 to increase efficiency and cut costs, while still maintaining our focus on, and dedication to, the continued growth of our business. These cuts and adjustments across several aspects of our business, including reductions in headcount and organizational restructuring, continued in fiscal year 2024. No additional cuts and adjustments continue as of the date of this Report.

Recently adopted accounting pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2022. We adopted this ASU as of October 1, 2023, and there is no material impact to our financial statements as of September 30, 2024.

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

As of September 30, 2024, content assets were $393,012 recorded as content asset, net – current and $222,401 recorded as content asset, net – noncurrent, of which $125,002 was internally-developed content asset, net.

We recorded amortization expense in cost of revenue, in the consolidated statements of operations, related to capitalized content assets:

	September 30,
	2024	2023
Licensed content assets	$2,951,943	$2,882,107
Internally-developed assets	72,861	64,297
Total	$3,024,804	$2,946,404

Our content license contracts are typically two to three years. The amortization expense for the next three years for capitalized content assets as of September 30, 2024:

	Fiscal Year 2025	Fiscal Year 2026	Fiscal Year 2027
Licensed content assets	$393,012	$97,399	$—
Internally-developed assets	78,440	27,562	19,000
Total	$471,452	$124,961	$19,000

License Content Liabilities

On September 30, 2024, we had $893,399 of obligations comprised of $419,564 in license content liability – current, $110,000 in license content liability - noncurrent and $363,835 in accounts payable on our Consolidated Balance Sheets. Payments for content liabilities for the twelve months ended September 30, 2024, were $974,644. The expected timing of payments for these content obligations is $419,564 payable in fiscal year 2025 and $110,000 payable in fiscal year 2026.

NOTE 4. PROPERTY AND EQUIPMENT

Our property and equipment, net consisted of the following as of September 30, 2024, and 2023:

	September 30,
	2024	2023
Loop Players	$1,670,857	$2,536,937
Equipment	539,979	801,301
Software	895,846	854,966
	3,106,682	4,193,204
Less: accumulated depreciation	(1,436,429)	(1,481,646)
Total property and equipment, net	$1,670,253	$2,711,558

For the twelve months ended September 30, 2024, and 2023, depreciation expense, calculated using straight line method, charged to operations amounted to $1,302,092 and $891,058, respectively.

NOTE 5. INTANGIBLE ASSETS

Our other intangible assets, each definite lived assets, consisted of the following as of September 30, 2024, and 2023:

		September 30,
	Useful Life	2024	2023
Customer relationships	nine years	$1,012,000	$1,012,000
Content library	two years	198,000	198,000
Total intangible assets, gross		1,210,000	1,210,000

Less: accumulated amortization		(844,556)	(732,111)
Total		(844,556)	(732,111)
Total intangible assets, net		$365,444	$477,889

Amortization expense charged to operations amounted to $112,444 and $112,444, respectively, for the twelve months ended September 30, 2024, and 2023.

Annual amortization expense for the next five years and thereafter is estimated to be $112,444, $112,444, $112,444, $112,444, and $28,112, respectively. The weighted average life of the intangible assets subject to amortization is 3.2 years on September 30, 2024.

NOTE 6 – OPERATING LEASES

Operating leases

We have operating leases for office space and office equipment. Some of our leases include one or more options to renew, options to extend for a long-term period, and options to terminate within 30 days. In certain of our lease agreements, the rental payments were adjusted periodically to reflect actual charges incurred for capital area maintenance, utilities, inflation and/or changes in other indexes.

Our lease liability consisted of the following as of September 30, 2024, and 2023:

	September 30,
	2024	2023
Short term portion	$69,395	$—
Long term portion	103,959	—
Total lease liability	$173,354	$—

Maturity analysis under these lease agreements are as follows:

2025	$83,607
2026	83,607
2027	23,476
Total undiscounted cash flows	190,690
Less: 10% present value discount	(17,335)
Lease liability	$173,354

We recorded lease expense in sales, general and administration expenses in the consolidated statement of operations:

	Twelve Months Ended September 30,
	2024	2023
Operating lease expense	$55,738	$79,434
Short-term lease expense	44,043	113,590
Total lease expense	$99,781	$193,024

For the twelve months ended September 30, 2024, cash payments against lease liabilities totaled $55,738 and accretion on lease liability of $13,169.

For the twelve months ended September 30, 2023, cash payments against lease liabilities totaled $77,929 and accretion on lease liability of $2,737.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Weighted-average remaining lease term	2.34 years
Weighted-average discount rate	10%

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2024, and 2023:

	September 30,
	2024	2023
Accounts payable	$6,250,106	$4,978,920

Performance bonuses	1,088,000	1,262,000
Interest payable	340,595	175,094
Professional fees	619,418	449,944
Marketing	294,309	800,165
Insurance liabilities	319,409	552,000
Other accrued liabilities	250,137	307,135
Accrued liabilities	2,911,868	3,546,338

Accrued royalties and revenue share	7,078,064	4,930,329

Total accounts payable and accrued expenses	$16,240,038	$13,455,587

NOTE 8 – DEBT

For the year ended September 30, 2024, our debt consisted of revolving and non-revolving lines of credit, other debt and equipment lease and software financing.

Lines of Credit and Other Debt as of September 30, 2024:

	Net Carrying Value		Unpaid	Contractual Interest	Contractual	Warrants
Related party lines of credit:	Current	Long Term	Principal Balance	Rates Cash	Maturity Date	Issued
$2,500,000 revolving line of credit, December 14, 2023	$—	$1,762,831	$2,500,000	10%	12 months prior written notice	3,125,000
$1,000,000 non-revolving line of credit, March 28, 2024	1,000,000	—	1,000,000	12%	09/24/2025	—
Total related party lines of credit, net	$1,000,000	$1,762,831	$3,500,000

Lines of credit:
$2,200,000 non-revolving line of credit, May 13, 2022	$440,000	$—	$440,000	12%	01/13/2025	314,286
$6,000,000 revolving line of credit, July 29, 2022	2,837,479	—	2,887,479	Greater of 4% or Prime	07/29/2025	—
$4,000,000 non-revolving line of credit, May 10, 2023	650,190	—	800,000	12%	05/10/2025	83,142
$700,000 other debt, August 26, 2024	641,825	—	648,814	7%	06/06/2025	—
$525,000 non-revolving line of credit, August 22, 2024	449,945	—	471,820	12%	03/10/2025	—
Total lines of credit, net	$5,019,439	$—	$5,248,113

Lines of Credit as of September 30, 2023:

	Net Carrying Value		Unpaid	Contractual Interest	Contractual	Warrants
Related party lines of credit:	Current	Long Term	Principal Balance	Rates Cash	Maturity Date	Issued
$4,000,000 non-revolving line of credit, May 10, 2023	$—	$1,959,693	$2,266,733	12%	05/10/2025	209,398
Total related party lines of credit, net	$—	$1,959,693	$2,266,733

Lines of credit:
$2,200,000 non-revolving line of credit, May 13, 2022	$2,124,720	$—	$2,200,000	12%	11/13/2023	314,286
$6,000,000 revolving line of credit, July 29, 2022	2,985,298	—	3,730,914	Greater of 4% or Prime	07/29/2024	—
$4,000,000 non-revolving line of credit, May 10, 2023	—	475,523	900,000	12%	05/10/2025	83,142
Total lines of credit, net	$5,110,018	$475,523	$6,830,914

The following table presents the interest expense related to the contractual interest coupon and the amortization of debt discounts on the lines of credit and other debt:

	Twelve Months Ended September 30,
	2024	2023
Interest expense	$1,079,156	$1,363,336
Amortization of debt discounts	1,900,271	2,426,544
Total	$2,979,427	$3,789,880

Maturity analysis under the line of credit agreements for the fiscal years ended September 30,

2025	$6,248,113
2026	2,500,000
2027	—
2028	—
2029	—
2030	—
Lines of credit, related and non-related party	8,748,113
Less: Debt discount on lines of credit payable	(965,843)
Total Lines of credit payable, related and non-related party, net	$7,782,270

Revolving Lines of Credit

Excel $2.5M Revolving Line of Credit

Effective as of December 14, 2023, we entered into a Revolving Line of Credit Loan Agreement with Excel Family Partners, LLLP, an entity managed by Bruce Cassidy, Executive Chairman of our Board of Directors, (“Excel” and the “Excel $2.5M Revolving Line of Credit Agreement”) for up to a principal sum of $2,500,000, under which we may pay down and re-borrow up to the maximum amount of the $2,500,000 limit (the “Excel $2.5M Revolving Line of Credit”). Our drawdown on the Excel $2.5M Revolving Line of Credit is limited to no more than 25% of the last three full months’ revenue, not to exceed $1,250,000 in any quarter, and not to exceed in aggregate the outstanding debt amount of $2,500,000. The Excel $2.5M Revolving Line of Credit is a perpetual loan, with a maturity date that is 12 months from the date of formal notice of termination by Excel, and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to 10% per year. Under the Excel $2.5M Revolving Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest was pari passu with the May 13, 2022, Secured Non-Revolving Line of Credit Loan Agreement (the “RAT Non-Revolving Line of Credit Agreement”) entered into with several institutions and individuals (each, a “RAT Lender”) for an aggregate principal amount of $2,200,000 (the “RAT Non-Revolving Line of Credit”) and the May 2023 Secured Line of Credit (as defined below), but is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement (each as defined below).

Under the terms of the Excel $2.5M Revolving Line of Credit Agreement, on December 14, 2023, we issued to Excel a warrant to purchase up to an aggregate of 3,125,000 shares of our common stock. The warrant has an exercise price of $0.80 per share, which was the closing price of our common stock on December 13, 2023, expires on December 14, 2026, and is exercisable at any time prior to such date, to the extent that after giving effect to such exercise, Excel and its affiliates would beneficially own, for purposes of Section 13(d) of the Exchange Act, no more than 29.99% of the outstanding shares of our common stock.

The Excel Revolving Line of Credit had a balance, including accrued interest, amounting to $2,646,479 and $0 as of September 30, 2024, and 2023, respectively. We incurred interest expense for the Excel Revolving Line of Credit in the amount of $412,579 and $0 for the twelve months ended September 30, 2024, and 2023, respectively.

GemCap Revolving Line of Credit Agreement

Effective as of July 29, 2022, we entered into a Loan and Security Agreement with Industrial Funding Group, Inc. (the “Initial Lender”) for a revolving loan credit facility for the initial principal sum of up to $4,000,000, and through the exercise of an accordion feature, a total sum of up to $10,000,000 (the “GemCap Revolving Line of Credit Agreement”), evidenced by a Revolving Loan Secured Promissory Note (the “Revolving Loan Note”), also effective as of July 29, 2022 (the “GemCap Revolving Line of Credit”). In connection with the GemCap Revolving Line of Credit Agreement and the Revolving Loan Note, we also executed and delivered to the Initial Lender the Loan Agreement Schedule dated as of July 29, 2022 (the “Loan Agreement Schedule”) and other Loan Documents (as defined in the GemCap Revolving Line of Credit Agreement). Shortly after the effective date of the GemCap Revolving Line of Credit, the Initial Lender assigned the GemCap Revolving Line of Credit Agreement, and the Loan Documents, to GemCap Solutions, LLC (“GemCap” or “Senior Lender.”) Effective as of October 27, 2022, we entered into Amendment Number 1 to the Loan and Security Agreement and to the Revolving Loan Agreement Schedule, and the Amended and Restated Secured Promissory Note (Revolving Loans) with the Senior Lender to increase the principal sum available under the GemCap Revolving Line of Credit Agreement from $4,000,000 to $6,000,000.

The GemCap Revolving Line of Credit had an original maturity date of July 29, 2024, and began accruing interest on the unpaid principal balance of advances, payable monthly in arrears, on September 7, 2022, at an annual rate equal to the greater of (I) the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) 0.00%, and (II) 4.00%. Availability for borrowing under the GemCap Revolving Line of Credit is dependent upon our assets in certain eligible accounts and measures of revenue, subject to reduction for reserves that the Senior Lender may require in its discretion, and the accordion feature is a provision whereby we may request that the Senior Lender increase availability under the GemCap Revolving Line of Credit, subject to its sole discretion.

Under the GemCap Revolving Line of Credit Agreement, we have granted to the Senior Lender a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the loan, our existing secured lenders, some of whom are the RAT Lenders under our RAT Non-Revolving Line of Credit (each as defined below) (collectively, the “Subordinated Lenders”) delivered subordination agreements (the “GemCap Subordination Agreements”) to the Senior Lender. We are permitted to make regularly scheduled payments, including payments upon maturity, to such subordinated lenders and potentially other payments subject to a measure of cash flow and receiving certain financing activity proceeds, in accordance with the terms of the GemCap Subordination Agreements. In connection with the delivery of the GemCap Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our common stock (each, a “Subordination Agreement Warrant”). Each Subordination Agreement Warrant has an exercise price of $5.25 per share, expires on July 29, 2025, and is exercisable at any time prior to such date. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, Chairman of our Board of Directors, as directed by its affiliate, Excel Family Partners, LLLP (“Excel”), an entity also managed by Mr. Cassidy, one of the Subordinated Lenders. The Subordinated Lenders receiving warrants for the remaining 104,759 warrant shares were also entitled to receive a cash payment of $22,000 six months from the date of the GemCap Subordination Agreements, representing 1.00% of the outstanding principal amount of the loan held by such Subordinated Lenders. This cash payment was made to those Subordinated Lenders on January 25, 2023.

Effective July 29, 2024, we entered into Amendment Number 2 to the Loan and Security Agreement, the Loan Agreement Schedule, the Revolving Loan Note and to the other Loan Documents (the “Loan Agreement Amendment No. 2”) to amend certain material terms, including (i) to extend the maturity date of the Loan Agreement by one (1) year, from July 29, 2024, to July 29, 2025, and (ii) to make Retail Media TV, Inc., the Company’s wholly-owned subsidiary (“RMTV”), a co-borrower thereunder.

The GemCap Revolving Line of Credit had a balance, including accrued interest, amounting to $2,916,763 and $3,757,074 as of September 30, 2024, and 2023, respectively. We incurred interest expense for the GemCap Revolving Line of Credit in the amount of $1,185,428 and $1,379,673 for the twelve months ended September 30, 2024, and 2023.

Non-Revolving Lines of Credit

RAT Non-Revolving Line of Credit

Effective as of May 13, 2022, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “RAT Non-Revolving Line of Credit Agreement”) with several institutions and individuals (each a “RAT Lender” and collectively, the “RAT Lenders”) and RAT Investment Holdings, LP, as administrator of the loan (the “Loan Administrator”) for an aggregate principal amount of $2,200,000 (the “RAT Non-Revolving Line of Credit”), evidenced by a Non-Revolving Line of Credit Promissory Note (the “RAT Note”), also effective as of May 13, 2022. Pursuant to the terms of the RAT Non-Revolving Line of Credit Agreement, the RAT Non-Revolving Line of Credit matured 18 months from the effective date of the RAT Non-Revolving Line of Credit (the “Original RAT Line of Credit Maturity Date”) and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to 12% per year. Under the RAT Non-Revolving Line of Credit Agreement, we granted to the RAT Lenders a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the Excel Revolving Line of Credit Agreement (as defined above) and the May 2023 Secured Line of Credit Agreement (as defined below) and (each of which are subordinated in connection with our GemCap Revolving Line of Credit Agreement (as defined above)).

In connection with the RAT Non-Revolving Line of Credit Agreement, on May 13, 2022, we issued a warrant (collectively, the “RAT Loan Warrants”) to each RAT Lender for an aggregate of up to 209,522 shares of our common stock. Each RAT Loan Warrant had an exercise price of $5.25 per share, expires on May 13, 2025, and is exercisable at any time prior to the expiration date.

Effective as of November 13, 2023, we entered into a Non-Revolving Line of Credit Loan Agreement Amendment (the “RAT Non-Revolving Line of Credit Agreement Amendment”) with the RAT Lenders to: (i) extend the Original RAT Line of Credit Maturity Date from eighteen (18) months to twenty-seven (27) months from the date of the RAT Non-Revolving Line of Credit Agreement, or August 13, 2024 (the “First Extended RAT Line of Credit Maturity Date”); and (ii) amend the payment terms of the RAT Non-Revolving Line of Credit such that payments of interest or principal under the RAT Non-Revolving Line of Credit Agreement and the RAT Note will be due and payable from November 13, 2023, to the First Extended RAT Line of Credit Maturity Date, as follows (a) one payment of $374,000 (comprised of accrued interest of $132,000 due through November 13, 2023, an initial payment of principal of $220,000 and $22,000 as consideration to extend the Original RAT Line of Credit Maturity Date) due on November 13, 2023; and (b) nine (9) monthly payments of principal of $220,000 plus accrued interest, commencing December 13, 2023. In consideration for the extension of the Original RAT Line of Credit Maturity Date, we agreed to amend the terms of the RAT Loan Warrants as well as the Subordination Agreement Warrants issued to the RAT Lenders in connection with the GemCap Subordination Agreements described above to reduce the warrant exercise price to $1.00. See “—GemCap Revolving Line of Credit.” We also agreed to apply one-third of the net proceeds of any capital raise that takes place subsequent to the date of the RAT Non-Revolving Line of Credit Agreement Amendment, other than proceeds from an equity offering under any at-the-market (“ATM”) program or from an affiliate or insider, toward paying down the then outstanding principal amount due under the RAT Non-Revolving Line of Credit. Pursuant to the RAT Non-Revolving Line of Credit Agreement Amendment #1, each RAT Lender agreed to enter into a lock-up agreement restricting the disposal of any shares of our common stock that are issued in connection with the exercise of the RAT Loan Warrants or the Subordination Agreement Warrants for a period of twelve (12) months from the date of the RAT Non-Revolving Line of Credit Agreement Amendment #1. Effective as of November 13, 2023, we issued an Amended and Restated Non-Revolving Line of Credit Promissory Note Amendment to the Lenders reflecting the extension of the Original RAT Line of Credit Maturity Date.

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

On May 31, 2024, we entered into a Non-Revolving Line of Credit Waiver and Consent Agreement (the “Waiver and Consent”), with the Loan Administrator, effective as of and contingent upon the closing of the Offerings (each as defined and described below), waiving certain provisions of the RAT Non-Revolving Line of Credit Agreement Amendment #1, pursuant to which the RAT Lenders agreed to irrevocably waive their rights to receive one-third of the net proceeds of any non-affiliate capital raise, including the Offerings, and consent to us not paying any of such proceeds to the RAT Lenders. In consideration for entering into the Waiver and Consent, we agreed to reduce the exercise price of the RAT Loan Warrants and the Subordination Agreement Warrants held by the RAT Lenders to purchase an aggregate of 314,281 shares of common stock from $1.00 to $0.24. See “Note 11 – The Registered Offering and the Concurrent Private Placement Offering” below.

The RAT Non-Revolving Line of Credit had a balance, including accrued interest, amounting to $442,107 and $2,300,899 as of September 30, 2024, and 2023, respectively. We incurred interest expense for the RAT Non-Revolving Line of Credit in the amount of $461,110 and $894,251 for the twelve months ended September 30, 2024, and 2023, respectively.

May 2023 Secured Loan

Effective as of May 10, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “May 2023 Secured Line of Credit Agreement”) with several individuals and institutional lenders for aggregate loans of up to $4.0 million (the “May 2023 Secured Line of Credit”), evidenced by Secured Non-Revolving Line of Credit Promissory Notes (each a “May 2023 Secured Note” and collectively, the “May 2023 Secured Notes”), also effective as of May 10, 2023. The May 2023 Secured Line of Credit matures 24 months from the date of the May 2023 Secured Line of Credit Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to 12% per year. We granted to the lenders under the May 2023 Secured Line of Credit Agreement a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the RAT Non-Revolving Line of Credit Agreement and the Excel Revolving Line of Credit Agreement, but is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. See “— GemCap Revolving Line of Credit Agreement.”

In connection with the May 2023 Secured Line of Credit, on May 10, 2023, we agreed to issue to each lender under the May 2023 Secured Line of Credit Agreement, upon drawdown, a warrant to purchase up to an aggregate of 369,517 shares of our common stock. The warrants have an exercise price of $4.33 per share, expire on May 10, 2026, and are exercisable at any time prior to such date.

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

On December 31, 2023, one of the remaining lenders under the May 2023 Secured Line of Credit converted $101,699.83 in outstanding principal and interest into 127,124 shares of our common stock at a conversion price per share of $0.80. As of September 30, 2024, warrants for a total of 83,142 warrant shares had been issued to the remaining lenders in connection with the May 2023 Secured Line of Credit and remained outstanding.

The May 2023 Secured Loan had a principal balance, including accrued interest, amounting to $885,333 and $3,214,769 as of September 30, 2024, and 2023, respectively. We incurred interest expense for the 2023 Secured Loan in the amount of $736,588 and $144,392 for the twelve months ended September 30, 2024, and 2023, respectively.

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

The Excel $1.0M Line of Credit had a balance, including accrued interest, amounting to $1,060,000 and $0 as of September 30, 2024, and 2023, respectively. We incurred interest expense for the Excel $1.0M Line of Credit in the amount of $60,000 and $0 for the twelve months ended September 30, 2024, and 2023, respectively.

Other Debt

Agile $525,000 Line of Credit

On August 26, 2024, we, along with our wholly-owned subsidiary, RMTV, entered into a Subordinated Business Loan and Security Agreement (the “Agile $525,000 Loan Agreement”) with Agile Capital Funding, LLC, a Virginia limited liability company (“Agile”) and Agile Capital Funding, LLC, as collateral agent (the “Agile Collateral Agent”), evidenced by a Subordinated Secured Promissory Note in the principal amount of $525,000 (the “Agile $525,000 Note” and such loan, the “Agile $525,000 Loan”). Principal and interest in the aggregate amount of $756,000 under the Agile $525,000 Note is repaid in weekly payments of $27,000 and shall be repaid on or before the maturity date of March 10, 2025 (the “Agile $525,000 Loan Maturity Date”). The Agile $525,000 Note may be prepaid prior to the Agile $525,000 Loan Maturity Date, subject to a prepayment fee equal to the aggregate and the actual amount of interest remaining to be paid through the Agile $525,000 Loan Maturity Date. Payments under the Agile $525,000 Note are expressly subordinated to our obligations under the GemCap Revolving Line of Credit Agreement and we granted the Agile Collateral Agent a security interest, for the benefit of Agile, in certain properties, rights and assets of the Company, which security interest is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement.

The Agile $525,000 Loan had a balance, including accrued interest, amounting to $484,611 and $0 as of September 30, 2024, and 2023, respectively. We incurred interest expense for the Agile $525,000 Loan in the amount of $73,045 and $0 for the twelve months ended September 30, 2024, and 2023, respectively.

CFG Purchase Agreement

On August 27, 2024, we entered into a Purchase Agreement (the “CFG Purchase Agreement”) with CFG Merchant Solutions, LLC (“CFG”), and Bruce Cassidy, our Executive Chairman as guarantor (the “CFG Guarantor”). The CFG Purchase Agreement provides for the purchase by CFG of our future receipts (the “Future Receipts”) valued at $962,500 (the “Amount Sold”) for a total purchase price of $700,000 (the “Purchase Price”). The percentage of Future Receipts to be paid back on a daily basis is 14.44% (the “Purchased Percentage”), which equals $4,812.60 (the “Daily Amount”). CFG is entitled to collect the Daily Amounts at the end of each week by debiting our bank account by an amount equaling $24,063 (the “Weekly Payment”) until the Amount Sold is paid in full. We granted the Buyer a security interest in certain of our properties, rights and assets, as set forth in the CFG Purchase Agreement, which security interest is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. See “– Revolving Lines of Credit – GemCap Revolving Line of Credit.”

The CFG Purchase Agreement contains certain customary covenants, including but not limited to the delivery of financial statements to CFG and providing CFG prompt notice upon the occurrence of certain events as set forth in the CFG Purchase Agreement. We also agreed to certain negative covenants, including but not limited to a prohibition on the creation of additional liens with respect to the collateral and the sale of assets outside of the ordinary course of business, without the prior written consent of CFG. The CFG Guarantor has given a personal guaranty of the Company’s performance and obligations under the CFG Purchase Agreement.

The CFG Purchase Agreement provides for penalties upon the occurrence of a breach of the CFG Purchase Agreement, including but not limited to the (i) interference with CFG’s right to collect the Purchased Percentage or Daily Amount, (ii) breach of any terms or covenants contained in the CFG Purchase Agreement, and (iii) failure to provide bank statements within seven calendar days after request from CFG. In addition to the Purchased Percentage that is otherwise applicable under the CFG Purchase Agreement, the greater of an amount equal to 5% of the undelivered Amount Sold at the time of the breach or $2,500 will become assessed upon the occurrence of a breach under the Agreement.

The CFG Purchase Agreement had a balance, including accrued interest, amounting to $653,414 and $0 as of September 30, 2024, and 2023, respectively. We incurred interest expense under the CFG Purchase Agreement in the amount of $50,676 and $0 for the twelve months ended September 30, 2024, and 2023, respectively.

See Note 12 – Stock Options, Restricted Stock Units (RSUs) and Warrants for discussion on the repricing of certain existing warrants and the issuance of prefunded warrants.

Equipment Lease and Software Financing as of September 30, 2024:

	Unpaid Principal	Contractual	Contractual
Equipment Lease and Software Financing:	Balance	Interest Rates	Maturity Date
$112,379 equipment financing, March 14, 2024	$96,383	12.250%	03/14/2027
$248,456 equipment lease financing, April 10, 2024	218,983	11.870%	04/10/2027
$45,000 equipment financing, May 23, 2024	40,114	15.754%	05/23/2026
$314,357 equipment financing, May 25, 2024	(25,149)	10.500%	05/24/2024
$33,178 software financing, August 2, 2024	32,439	14.670%	08/02/2027
$89,519 software financing, August 19, 2024	87,512	14.270%	08/19/2027
$65,000 equipment financing, August 15, 2024	60,075	10.228%	08/15/2026
$68,223 equipment lease financing, September 12, 2024	—	14.400%	09/12/2027
Total financing	$510,357

Balboa Capital

On March 14, 2024, we entered into an equipment financing agreement with Ameris Bank dba Balboa Capital (“Balboa Capital Equipment Financing Agreement”), which provides the terms and conditions for the debt financing of certain equipment (“Collateral”) for a cost of $112,379, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $3,750. In order to secure the payment and performance of Loop’s obligations under the Balboa Capital Equipment Financing Agreement, Loop granted to Balboa Capital a continuing security interest in all of Loop’s right, title and interest in the Collateral. At September 30, 2024, there was an unpaid principal balance of $96,383 and we were in compliance with all financial covenants of the Balboa Capital Equipment Financing Agreement.

De Lage Landen Financial Services

On April 10, 2024, we entered into an equipment lease financing agreement with De Lage Landen Financial Services, (“De Lage Landen Equipment Lease Financing Agreement #1”), for a cost of $248,456, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $8,250. At September 30, 2024, there was an unpaid principal balance of $218,983 and we were in compliance with all financial covenants of the De Lage Landen Equipment Financing Agreement #1.

On August 2, 2024, we entered into a closed-end financing agreement for software with De Lage Landen Financial Services, (“De Lage Landen Software Financing Agreement), for a cost of $33,178, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $1,150. At September 30, 2024, there was an unpaid principal balance of $32,439 and we were in compliance with all financial covenants of the De Lage Landen Software Financing Agreement.

On August 19, 2024, we entered into a closed-end financing agreement for software with De Lage Landen Financial Services, (“De Lage Landen Software Financing Agreement #2”), for a cost of $89,519, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $3,100. At September 30, 2024, there was an unpaid principal balance of $87,512 and we were in compliance with all financial covenants of the De Lage Landen Software Financing Agreement #2.

On September 12, 2024, we entered into a closed-end financing agreement for software and services with De Lage Landen Financial Services, (“De Lage Landen Software Financing Agreement #3”), for a cost of $68,223, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $2,350. At September 30, 2024, there was no unpaid principal balance and we were in compliance with all financial covenants of the De Lage Landen Software Financing Agreement #3.

WinTrust Specialty Finance

On May 23, 2024, we entered into an equipment financing agreement with WinTrust Specialty Finance a division of Beverly Bank & Trust Company, N.A., (“WinTrust Equipment Financing Agreement), which provides the terms and conditions for the debt financing of certain equipment (“Collateral”) for a cost of $45,000, payable in 24 consecutive monthly installments of principal and interest in the amount of approximately $2,200. In order to secure the payment and performance of Loop’s obligations under the WinTrust Equipment Financing Agreement, Loop granted to WinTrust a continuing security interest in all of Loop’s right, title and interest in the Collateral. At September 30, 2024, there was an unpaid principal balance of $40,114 and we were in compliance with all financial covenants of the WinTrust Equipment Financing Agreement.

Huntington Financial

On May 25, 2024, we entered into an equipment financing agreement with Huntington, (“Huntington Equipment Financing Agreement”), which provides the terms and conditions for the debt financing of certain equipment for a cost of $314,357, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $10,230. At September 30, 2024, there was no unpaid principal balance but Loop paid an advance deposit in the amount of $25,149.

BMO Bank N.A.

On August 15, 2024, we entered into an equipment financing agreement with BMO Bank N.A., (“BMO Equipment Financing Agreement”), which provides the terms and conditions for the debt financing of certain equipment (“Collateral”) for a cost of $65,000, payable in 24 consecutive monthly installments of principal and interest in the amount of approximately $3,000. In order to secure the payment and performance of Loop’s obligations under the BMO Equipment Financing Agreement, Loop granted to BMO a continuing security interest in all of Loop’s right, title and interest in the Collateral. At September 30, 2024, there was an unpaid principal balance of $60,075 and we were in compliance with all financial covenants of the BMO Equipment Financing Agreement.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of September 30, 2024.

NOTE 10 – RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

500 Limited

For the twelve months ended September 30, 2024, and 2023, we paid 500 Limited $145,500 and $394,300, respectively, for programming services provided to Loop. 500 Limited is an entity controlled by Liam McCallum, our former Chief Product and Technology Officer, who remains an advisor to the Company. Mr. McCallum stepped down from his role as Chief Product and Technology Officer effective May 31, 2024

CFG Purchase Agreement and Related Party Guaranty

On August 27, 2024, we entered into the CFG Purchase Agreement with CFG and Bruce Cassidy, our Executive Chairman, as CFG Guarantor. The CFG Purchase Agreement provides for the purchase by CFG of the Future Receipts valued at $962,500 (the “Amount Sold”) for a $700,000 Purchase Price. The percentage of Future Receipts to be paid back on a daily basis is 14.44%, which equals a Daily Amount of $4,812.60. CFG is entitled to collect the Daily Amounts at the end of each week by debiting our bank account, by an amount equaling $24,063, until the Amount Sold is paid in full. We granted the Buyer a security interest in certain of our properties, rights and assets, as set forth in the CFG Purchase Agreement, which security interest was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement, this subordination has fallen away.

See Note 8 – Debt for discussion on the following:

●	Revolving Lines of Credit

	●	Excel Revolving Line of Credit

●	Non-Revolving Lines of Credit

	●	Excel Non-Revolving Loan Agreement
	●	May 2023 Secured Loan
	●	Excel $2.2M Line of Credit
	●	Excel $1.0M Line of Credit

●	Excel Private Placement Purchase Agreement

See Note 12 – Stock Options, Restricted Stock Units (RSUs) and Warrants for discussion on the repricing of certain existing warrants and the issuance of prefunded warrants.

NOTE 11 –STOCKHOLDERS’ EQUITY (DEFICIT)

Change in Number of Authorized and Outstanding Shares

On September 19, 2024, the Loop stockholders voted at our 2024 Annual Meeting of Stockholders to approve an amendment to our Restated Articles of Incorporation to increase the number of shares of common stock, authorized for issuance thereunder from 150,000,000 shares to 225,000,000.

On August 15, 2023, the Loop stockholders voted at our 2023 Annual Meeting of Stockholders to approve an amendment to our Restated Articles of Incorporation to increase the number of shares of common stock, authorized for issuance thereunder from 105,555,556 shares to 150,000,000 shares.

Capital stock

Our authorized capital stock consists of (i) 225,000,000 shares of common stock, $0.0001 par value per share, (ii) 3,333,334 shares of Series A preferred stock, $0.0001 par value per share and (iii) 3,333,334 shares of Series B preferred stock, $0.0001 par value per share.

As of September 30, 2024, and 2023, there were 80,825,910 and 65,620,151, respectively, shares of common stock issued and outstanding. As of September 30, 2024, and 2023, there were no shares of Series A preferred stock or Series B preferred stock issued and outstanding.

The Registered Offering and the Concurrent Private Placement Offering

On May 31, 2024, we entered into the Institutional Purchase Agreement with the Institutional Investor and the Private Placement Purchase Agreement with the Private Placement Entity.

Pursuant to the Institutional Purchase Agreement, we agreed to sell and issue, in a registered direct offering (the “Registered Offering”) 7,875,000 Registered Shares at a purchase price per share of $0.15 and the “Registered Pre-Funded Warrants to purchase up to an aggregate of 1,777,174 Registered Pre-Funded Warrant Shares at a purchase price per Registered Pre-Funded Warrant of $0.1499, for aggregate gross proceeds to the Company of approximately $1.45 million, before deducting placement agent fees and offering expenses payable by the Company.

Pursuant to the Private Placement Purchase Agreement, in the Concurrent Private Placement Offering, we agreed to sell and issue to the Private Placement Entity the “Private Pre-Funded Warrants to purchase up to an aggregate of 4,347,826 Private Pre-Funded Warrant Shares at a purchase price of $0.2308 per Private Pre-Funded Warrant, for aggregate gross proceeds to the Company of approximately $1.0 million, before deducting offering expenses payable by the Company. The Private Pre-Funded Warrants are immediately exercisable at an exercise price of $0.0001 per share and will expire when the Private Pre-Funded Warrants are fully exercised. The Concurrent Private Placement Offering closed on June 10, 2024.

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

The Registered Offering closed on June 3, 2024, and on July 1, 2024, the Institutional Investor delivered a Notice of Exercise to us to purchase the 1,777,174 Registered Pre-Funded Warrant Shares.

The Registered Shares and the Registered Pre-Funded Warrants were offered pursuant to our effective Shelf Registration Statement on Form S-3 (File No. 333-268957), which was previously filed and declared effective by the SEC, the accompanying base prospectus dated January 11, 2023, and a prospectus supplement dated May 31, 2024.

Twelve months ended September 30, 2024

During the twelve months ended September 30, 2024, we issued 7,875,000 shares of common stock through a Registered Direct Offering.

During the twelve months ended September 30, 2024, we issued 1,850,874 shares of common stock upon the exercise of warrants.

During the twelve months ended September 30, 2024, we issued 1,777,174 shares of common stock upon the exercise of pre-funded warrants.

During the twelve months ended September 30, 2024, we issued 2,910,771 shares of common stock to a board member upon the conversion of non-revolving line of credit plus accrued interest.

During the twelve months ended September 30, 2024, we issued 127,124 shares of common stock upon the conversion of non-revolving line of credit plus accrued interest.

During the twelve months ended September 30, 2024, we issued 60,810 shares of common stock for capital raise costs.

During the twelve months ended September 30, 2024, we issued 311,889 shares of common stock for consulting fees.

During the twelve months ended September 30, 2024, we issued 292,117 shares of common stock for vested RSUs.

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

See Note 12 – Stock Options and Warrants for stock compensation discussion.

NOTE 12 – STOCK OPTIONS, RESTRICTED STOCK UNITS (RSUs) AND WARRANTS

Options

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from using the average standard deviation method based on the average volatility of a selected peer group of similar companies. We account for the expected life of options based on the contractual life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from a blended interest rate based on the federal interest rate on the grant/measurement date and the expected life of options.

The following table summarizes the stock option activity for the twelve months ended September 30, 2024:

		Weighted Average	Weighted Average Remaining	Aggregate
	Number of Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at September 30, 2023	8,849,305	$3.84	6.35	$-
Grants	201,666	0.20
Exercised	-	-
Expired	(954,025)	3.63
Forfeited	(422,190)	2.92		15,930
Outstanding at September 30, 2024	7,674,756	3.45	5.50	-
Exercisable at September 30, 2024	7,037,342	$3.49	5.24	-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price greater than our stock price of $0.05 and $0.50 as of September 30, 2024, and 2023, which would have been received by the option holders had those option holders exercised their options as of that date.

We recognize compensation expense for all stock options granted using the fair value-based method of accounting. During the twelve months ended September 30, 2024, we issued 201,666 options valued at $0.20 per option.

The stock-based compensation expense related to option grants was $2,334,187 and $6,326,055, for the twelve months ended September 30, 2024, and 2023, respectively.

As of September 30, 2024, the total compensation cost related to nonvested awards not yet recognized is $1,581,457 and the weighted average period over which expense is expected to be recognized in months is 23.0.

We calculated the fair value of options issued using the Black-Scholes option pricing model, with the following assumptions:

September 30, 2024

Weighted average fair value of options granted	$0.20
Expected life	5.68 years
Risk-free interest rate	4.45%
Expected volatility	53.63%
Expected dividends yield	—%
Forfeiture rate	—%

Repricing of Certain Employee Stock Options

As previously disclosed, our common stock was delisted from the NYSE American on August 8, 2024, and began trading on the OTC Pink Current operated on the OTC Markets system effective on August 9, 2024. As an incentive to retain employees, on September 30, 2024, the Board of Directors approved the reduction of the exercise price of stock options (the “Stock Option Repricing”) previously granted under the Plan that are held by certain current non-executive employees to $0.0511 per share, which was the closing price of our common stock on September 27, 2024, as reported on the OTC Pink.

Restricted stock units

On September 18, 2022, the Compensation Committee of our Board of Directors approved Restricted Stock Unit (“RSU”) awards to certain officers and key employees pursuant to the terms of the Loop Media, Inc. Amended and Restated 2020 Equity Incentive Compensation Plan (the “2020 Plan”).

On September 22, 2022, we granted an aggregate of 890,000 RSUs, which vest over time subject to continued service. Each RSU was valued at the public offering price during our initial public offering of $5.00 per share, and 25% of the RSUs vest on the one-year anniversary of the grant date and the remainder in equal quarterly installments over the following three-year period.

On January 3, 2023, the Compensation Committee of our Board of Directors approved RSU awards as compensation to members of our Board of Directors pursuant to the 2020 Plan.

On January 3, 2023, we granted an aggregate of 212,004 RSUs which vest over time subject to continued service. Each RSU was valued at $6.23 per share. 25% of 130,464 RSUs vest on the one-year anniversary of the grant date and the remainder in equal quarterly installments over the following three-year period. 100% of 81,540 RSUs vest on the day after the end of the fiscal year in which the grant was made.

On July 1, 2023, we granted an aggregate of 54,393 RSUs which vested 100% on the grant date. Each RSU was valued at $2.39 per share.

On January 1, 2024, we granted an aggregate of 140,000 RSUs which will vest in equal semi-annual installments over a two-year term, beginning on 6 month anniversary of the grant date until all RSUs are fully vested. Each RSU was valued at $1.00 per share.

On March 15, 2024, we granted an aggregate of 3,065,000 RSUs which will vest over a two-year period with 50% vesting on the one year anniversary of the grant date and the remainder at 12.5% on a quarterly basis thereafter until all RSUs are fully vested. Each RSU was valued at $0.50 per share.

On March 15, 2024, we granted 600,000 RSUs, which will vest over a four-year period, with one quarter of the shares subject to the RSUs vesting on the one year anniversary of the grant date and the remaining shares vesting equally on a quarterly basis beginning three months after the one-year anniversary until all RSUs are fully vested. Each RSU was valued at $0.50 per share.

On April 1, 2024, we granted 75,000 RSUs, which will vest over a year and four months period, with 50% of the shares subject to the RSUs vesting on the one year anniversary of the grant date and the remaining shares vesting equally on a quarterly basis beginning three months after the one-year anniversary until all RSUs are fully vested. Each RSU was valued at $0.32 per share.

On September 30, 2024, we granted 40,000 RSUs, which will vest in equal quarterly installments over a one-year term, beginning on the three month anniversary of the grant date until all RSUs are fully vested. Each RSU was valued at $0.05 per share.

The following table summarizes the RSU activity for the twelve months ended September 30, 2024:

	Number of	Weighted Average	Aggregate
	RSUs	Fair Value	Intrinsic Value
Outstanding at September 30, 2023	860,754	$5.30	$427,795
Granted	3,920,000
Vested	(381,714)
Expired	—	—	—
Forfeited	(235,770)	—	—
Outstanding at September 30, 2024	4,163,270	$1.03	$199,837

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on our stock price of $0.05 and $0.50 as of September 30, 2024, and 2023, which would have been received by the RSU holders as of that date.

The stock-based compensation expense related to RSU grants was $1,750,170 and $1,755,995, for the twelve months ended September 30, 2024, and 2023, respectively.

As of September 30, 2024, the total compensation cost related to nonvested RSU awards not yet recognized was $3,765,507 and the weighted average period over which expense is expected to be recognized is 23.2 months.

Warrants

The following table summarizes the warrant activity for the twelve months ended September 30, 2024:

	Number of	Weighted Average Exercise
	Shares	Price per Share
Outstanding at September 30, 2023	5,592,573	$5.74
Issued*	3,125,000	0.41
Exercised	(1,850,874)	0.48
Expired	(2,084,483)	8.25
Outstanding at September 30, 2023	4,782,216	$1.21

*	Excludes pre-funded warrants, discussed below

We record all warrants granted using the fair value-based method of accounting.

During the twelve months ended September 30, 2024, we issued 3,125,000 warrants in conjunction with a revolving line of credit. We allocated the fair value of the warrants at inception as deferred costs.

During the twelve months ended September 30, 2024, we recorded debt discount of $1,003,125 for the warrants issued in conjunction with lines of credit and recorded the straight-line amortization ratably over the life of the debt as interest expense.

During the twelve months ended September 30, 2024, we recorded consulting expense of $148,316 as a result of current period vesting of previously issued warrants to various companies for consulting services.

We calculated the fair value of warrants issued using the Black-Scholes option pricing model, with the following assumptions:

September 30, 2024

Weighted average fair value of warrants granted	$0.80
Expected life	3.00 years
Risk-free interest rate	4.09%
Expected volatility	46.56%
Expected dividends yield	-%
Forfeiture rate	-%

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

As of September 30, 2024, holders of Existing Warrants (including those held by Mr. Cassidy and Ms. Penz) had exercised warrants for 1,850,874 shares for an aggregate exercise price of $1,480,699. No other Existing Warrants have been repriced or exercised under the Warrant Repricing.

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

Pre-Funded Warrants

During the twelve months ended September 30, 2024, we issued 1,777,174 pre-funded warrants in conjunction with a registered direct offering as well as 4,347,826 pre-funded warrants in conjunction with a private placement.

On July 1, 2024, the Institutional Investor delivered a Notice of Exercise to us to purchase the 1,777,174 Registered Pre-Funded Warrant Shares.

See Note 11 - The Registered Offering and the Concurrent Private Placement Offering for the discussion on pre-funded warrants.

NOTE 13 - INCOME TAX

The components of income (loss) before the provision (benefit) for income taxes are as follows:

	Twelve Months Ended September 30,
	2024	2023
Domestic operations	$(24,156,485)	$(31,452,978)
Foreign operations	(313,009)	(492,189)
Total	$(24,469,494)	$(31,945,167)

The provision for income taxes consists of the following:

	Twelve Months Ended September 30,
	2024	2023
Current:
Federal	$21,562	$—
State	4,546	18,512
Foreign	—	—
Total current provision (benefit)	26,108	18,512
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred provision (benefit)	—	—
Total provision (benefit)	$26,108	$18,512

The effective tax rate differs from the U.S. income tax rate as follows:

	September 30,
	2024	2023

U.S. federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	8.84%	7.62%
Non-deductible capital loss	7.00%	(1.23)%
Stock-based compensation	(2.37)%	0.00%
Other non-deductible items	(0.05)%	0.00%
Change in valuation allowance	(31.97)%	(33.13)%
Change in tax rates	(1.08)%	4.10%
US effects of foreign operations	0.00%	(0.07)%
Deferred tax true-up	(0.48)%	(0.79)%
Other	(1.00)%	2.43%
Effective tax rate	(0.11)%	(0.07)%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	September 30,
	2024	2023
Deferred tax assets:
Net operating losses	$21,766,923	$16,532,642
Allowance for doubtful accounts	204,993	133,539
Stock-based compensation	6,222,747	6,766,029
Accrued expenses	322,343	382,321
Intangible book/tax basis difference	1,685,726	1,900,189
Fixed assets book/ tax basis difference	16,361	—
Operating lease liability	50,123	—
Capital loss carryforward	2,328,921	—
Other	10,198	10,436
Total deferred tax assets, net	32,608,335	25,725,156
Less: reserve for allowance	(32,558,131)	(25,237,534)
Total deferred tax assets, net of valuation allowance	$50,204	$487,622

Deferred tax liabilities:
Fixed assets book/ tax basis difference	$—	$(22,606)
Operating right of use assets	(50,123)	—
Debt discount	—	(462,873)
Other	(81)	(2,143)
Total deferred tax liabilities	$(50,204)	$(487,622)
Total deferred tax liabilities, net	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is based on the assessment of available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the utilization of existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the prior three-year period ended September 30, 2024. Such objective evidence limits the ability to consider subject evidence such as our projections for future growth. Based on this assessment, we maintained a full valuation allowance against our net deferred tax assets as of September 30, 2024, and 2023. If these estimates and assumptions change in the future, we may be required to reduce our existing valuation allowance resulting in less income tax expense.

For the year ended September 30, 2024, the valuation allowance increased by approximately $7.3 million from the prior year primarily from current year operating losses for which no tax benefit was provided.

As of September 30, 2024, we have federal net operating loss carryforwards of $80.5 million of which $1.6 million expire between 2036 and 2037 and available to offset 100% of future taxable income. The remaining $78.9 million of federal net operating losses have an indefinite carryforward period but is available to offset only 80% of future taxable income. Our ability to use our federal net operating carryforwards may be limited if we experience an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended. As we are continuing to generate taxable losses, we have not completed an analysis under Section 382 to determine whether any such limitations have been triggered as of September 30, 2024. We also have state net operating loss carryforwards of $77.6 million. The state NOLs begin to expire in 2037 if not utilized.

In addition, we generated a capital loss of $8.1 million in fiscal year ended September 30, 2024, related to the termination of our Singapore operations. Capital losses are only available to offset capital gain income. Capital loss carryforwards are permitted to be carried forward 5 years and are set to expire in fiscal year 2029.

We applied the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that it has taken or expects to take on a tax return. As of September 30, 2024, and 2023, we had no uncertain tax positions. We do not expect that our unrecognized tax benefits will significantly increase or decrease within twelve months.

We file income tax returns in the U.S., Singapore and various U.S. state jurisdictions. As of September 30, 2024, the U.S. federal tax years open to examination by the Internal Revenue Service are 2020 through 2023. The Singapore and various U.S. state returns remain open to examination for 2019 through 2023.

NOTE 14 – SUBSEQUENT EVENTS

We have evaluated all subsequent events through the filing date of this Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2024, and events which occurred after September 30, 2024, but which were not recognized in the financial statements.

Agile Capital Finding, LLC

Agile $388,500 Loan

On October 14, 2024, we, along with RMTV, entered into a Subordinated Business Loan and Security Agreement (the “Agile $388,500 Loan Agreement”) with Agile and the Agile Collateral Agent, evidenced by a Subordinated Secured Promissory Note in the principal amount of $388,500 (the “Agile $388,500 Note”). Principal and interest in the aggregate amount of $559,440 under the Agile $388,500 Note is repaid in weekly payments of $17,482.50 and shall be repaid on or before the maturity date of May 26, 2025 (the “Agile $388,500 Loan Maturity Date”). The Agile $388,500 Note may be prepaid prior to the Agile $388,500 Loan Maturity Date, subject to a prepayment fee equal to the aggregate and the actual amount of interest remaining to be paid through the Agile $388,500 Loan Maturity Date. Payments under the Agile $388,500 Note is expressly subordinated to our obligations under the GemCap Revolving Line of Credit Agreement and we granted the Agile Collateral Agent a security interest, for the benefit of the Agile, in certain properties, rights and assets of the Company, which security interest was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement, this subordination has fallen away. See “– The GemCap Litigation” described below.

1800 Diagonal Lending, LLC

1800 Diagonal Promissory Note

On October 11, 2024, we entered into a Securities Purchase Agreement (the “1800 Diagonal Promissory Note Agreement”) with 1800 Diagonal Lending, LLC (the “1800 Diagonal Lender”), pursuant to which the 1800 Diagonal Lender made a loan to us, evidenced by a Promissory Note in the aggregate principal amount of $138,000.00, including an original issue discount of $23,000.00 (the “1800 Diagonal Promissory Note”). Under the 1800 Diagonal Promissory Note, we are required to make ten (10) monthly payments of $15,180.00, which includes a one-time interest charge of ten percent (10%) ($13,800.00). The 1800 Diagonal Promissory Note is not secured by any collateral and matures on August 15, 2025.

1800 Diagonal Bridge Note

On October 11, 2024, we entered into a Securities Purchase Agreement with the 1800 Diagonal Lender (the “1800 Diagonal Bridge Note Agreement,” and together with the 1800 Diagonal Promissory Note Agreement, the “1800 Diagonal Agreements”) pursuant to which the 1800 Diagonal Lender made a loan to us, evidenced by a Bridge Note in the aggregate principal amount of $49,200.00, including an original issue discount of $23,000.00 (the “1800 Diagonal Bridge Note,” and together with the 1800 Diagonal Promissory Note, each a “1800 Diagonal Note” and collectively, the “1800 Diagonal Notes”). Under the 1800 Diagonal Bridge Note, we are required to make an initial payment of $27,552.00, which includes a one-time interest charge of twelve percent (12%) ($5,904.00), on April 15, 2025, with four (4) subsequent payments of $6,888.00 due each month thereafter. The 1800 Diagonal Bridge Note is not secured by any collateral and matures on August 15, 2025. Payments under the 1800 Diagonal Agreements were expressly subordinated to our obligations under the GemCap Revolving Line of Credit Agreement; however, as a result of the GemCap Litigation Settlement, this subordination has fallen away. See “—The GemCap Litigation” described below.

The Bellino Trust $2.0M Convertible Note

On October 18, 2024, we issued a Convertible Promissory Note to the Joseph G. Bellino Trust Dated November 30, 2023 (the “Bellino Trust”), in the principal amount of $2,000,000.00 (the “Bellino Trust $2.0M Convertible Note”). The Bellino Trust Convertible Note accrues interest at thirty percent (30%) per annum, and unless converted into our common stock. The entire principal amount of the Bellino Trust Convertible Note, plus accrued and unpaid interest, will be due and payable by us on the date that is twelve (12) months after the issue date (the “Bellino Trust Convertible Note Maturity Date”). The Bellino Trust $2.0M Convertible Note is guaranteed personally by Bruce Cassidy, our Executive Chairman.

The Bellino Trust shall have the right, at any time, to convert all or any portion of the principal and interest due on the date of conversion into shares of our common stock at a conversion price that is seventy percent (70%) of the lowest volume-weighted average price of the common stock on any trading day during the ten (10) trading days prior to the respective conversion date, provided, however, that the Bellino Trust and its affiliates may not own greater than 4.99% of our outstanding shares of common stock at any time, as set forth in the Bellino Trust $2.0M Convertible Note. We may prepay the Bellino Trust $2.0M Convertible Note at any time prior to the Bellino Trust Convertible Note Maturity Date, subject to a prepayment fee equal to the aggregate and actual amount of interest remaining to be paid through the Bellino Trust Convertible Note Maturity Date.

The GemCap Litigation

On October 29, 2024, we, along with our wholly-owned subsidiary, Retail Media TV, Inc., received a notice and reservation of rights letter (the “Reservation of Rights Notice”) from GemCap Solutions, LLC (“GemCap” or the “Senior Lender”) under its revolving line of credit facility (the “GemCap Revolving Line of Credit Agreement”) informing the Company that events of default had occurred and were continuing under the GemCap Revolving Line of Credit Agreement as a result our incurrence of indebtedness under the Bellino Trust Convertible Note, which, was not expressly subordinated to the Company’s indebtedness to the Senior Lender pursuant to a subordination agreement in form and substance satisfactory to the Senior Lender.

On November 5, 2024, we received an acceleration notice (the “Acceleration Notice”) from GemCap demanding payment of the full amount outstanding on the Revolving Loan Facility by 5:00 p.m. Central time on November 8, 2024 (the “Demand”). On November 7, 2024, the Senior Lender orally agreed to suspend the Demand deadline to allow us to enter into negotiations with it for a forbearance of the Demand for a period of time to work toward a mutually agreeable resolution. On November 13, 2024, GemCap rescinded its offer to negotiate a forbearance of the Demand and delivered to the Company the Lender a Notice of Secured Party Public Sale Pursuant to Section 9-610 of the Uniform Commercial Code (“UCC” and such notice, the “Public Sale Notice”) purporting to set a sale, under the UCC, of our personal property in order to foreclose the security interest it held in and to our assets. Concurrently with the delivery of the Public Sale Notice, GemCap issued a press release announcing the same.

Also on November 13, 2024, we filed a lawsuit in the United States District Court for the Western District of Texas San Antonio Division (the “US District Court”) seeking relief against GemCap for breach of contract and breach of implied duty of good faith and fair dealing, and an Application for an Emergency Temporary Restraining Order and Preliminary Injunction seeking preliminary injunctive relief to prevent GemCap from exercising or continuing to exercise its default remedies under the Loan Documents (the “Federal Court Lawsuit”). On November 15, 2024, the US District Court issued an order (the “US District Court Order”) regarding our application for preliminary injunctive relief, granting in part the Company’s application, temporarily enjoining GemCap from auctioning the personal property of the Company, but denied the application in all other respects.

Following receipt of notice that the US District Court lacked subject matter jurisdiction to hear the Company’s Federal Court Lawsuit, we filed a Notice of Voluntary Dismissal in the US District Court and on November 21, 2024, the Company refiled its lawsuit and application for temporary and permanent injunctive relief in the District Court for Bexar County, Texas (the “State Court Lawsuit”). On November 25, 2024, GemCap filed a counterclaim against the Company, claiming breach of contract and common law fraud and seeking economic and exemplary damages, as well as fees and costs (the “GemCap Counterclaim”). On the same day, we were granted a hearing in the Bexar County District Court in San Antonio, at which our petition for temporary relief was denied (the “Texas State Court Order”).

Following the Texas State Court Order, we entered into settlement negotiations with GemCap, and on November 27, 2024, we reached a payoff arrangement pursuant to which we agreed to pay to GemCap a total payoff amount, including outstanding principal, accrued interest and fees and a legal reserve, of $1,644,613.41 (the “Payoff Amount”), and entered into a Settlement Agreement and Mutual Release with GemCap (the “GemCap Settlement Agreement” and together with the Payoff Amount, the “GemCap Litigation Settlement”), effective as of November 27, 2024, pursuant to which, (a) in return for the Payoff Amount, GemCap was required to release all security interests in our bank accounts, property and intellectual property and, by notice to all parties who received notice of the public sale of our property and by issuance of a press release, cancel the public sale of our property, and (b) each of the Company and GemCap agree to a full release of all claims and counterclaims related to the GemCap Lawsuit, including the State Court Lawsuit and the GemCap Counterclaim, respectively, and as of the date of this Report, such claims have been dismissed with prejudice.

The RAT Non-Revolving Line of Credit – Debt Extinguishment

On November 21, 2024, the outstanding principal and accrued interest in the amount of $334,575.50 on the RAT Non-Revolving Line of Credit was paid off and all of our obligations under the RAT Non-Revolving Line of Credit Agreement were extinguished.

The Excel $3M Line of Credit Convertible Note

On November 27, 2024, we entered into a Non-Revolving Line of Credit Loan Agreement with Excel (the “Excel $3.0M Line of Credit Loan Agreement”), for an aggregate principal amount of up to $3,000,000 (the “Excel $3.0M Line of Credit”), evidenced by a Line of Credit Convertible Promissory Note (the “Excel $3.0M Line of Credit Convertible Note”).

The Excel $3.0M Line of Credit Convertible Note accrues interest at twenty percent (20%) per annum, and unless converted into our common stock. The entire principal amount of the Excel $3.0M Convertible Note, plus accrued and unpaid interest, will be due and payable by us on the date that is twelve (12) months after the issue date (the “Excel $3.0M Convertible Note Maturity Date”); provided, however, that the Excel $3.0M Convertible Note Maturity Date may be extended by an additional twelve (12) months at our request and upon written consent by the Excel, which consent shall not be unreasonably withheld.

Excel shall have the right, at any time, to convert all or any portion of the principal and interest due on the date of conversion into shares of our common stock at a conversion price that is seventy percent (70%) of the lowest volume-weighted average price of the common stock on any trading day during the ten (10) trading days prior to the respective conversion date, provided, however, that Excel and its affiliates may not own greater than 29.99% of our outstanding shares of common stock at any time, as set forth in the Excel $3.0M Line of Credit Convertible Note. We may prepay the Excel $3.0M Line of Credit Convertible Note at any time prior to the Excel $3.0M Convertible Note Maturity Date. The Excel $3.0M Line of Credit Convertible Note contains customary representations and warranties by the Company and provides for certain standard events of defaults.

The Excel Revolving Line of Credit Amendment

On December 3, 2024, and effective retroactively to July 1, 2024, we entered into a Secured Revolving Line of Credit Loan Agreement Amendment with Excel to extend the date on which the first payment of interest is due under the Excel Revolving Line of Credit by one (1) year, from July 1, 2024, to July 1, 2025.

The Excel $1.0M Line of Credit Amendment

On December 3, 2024, and effective retroactively to September 24, 2024, we entered into a Secured Non-Revolving Line of Credit Loan Agreement Amendment with Excel and issued to Excel an Amended and Restated Non-Revolving Line of Credit Promissory Note to Excel to extend the Original Excel $1.0M Line of Credit Maturity Date by twelve (12) months, from one hundred eighty (180) days from the date of the Excel $1.0M Secured Line of Credit Agreement to one hundred eighty (180) days plus twelve (12) months from the Excel $1.0M Secured Line of Credit Agreement, or to September 24, 2025.

Equity Issuance

On December 5, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor pursuant to which we sold, in a private placement offering, made pursuant to Section 4(a)(2) under the Securities Act and Rule 506(c) promulgated thereunder, 2,127,659 shares of the Company’s common stock, par value $0.0001 per share, at a per share price of $0.0470, the closing price per share as quoted on the OTC Pink Market, on December 4, 2024, for an aggregate purchase price of $100,000.00, which proceeds will be used for general corporate purposes.  The Purchase Agreement includes customary representations, warranties and covenants by the Company.

