Form 10-Q
period 2024-12-31
Loop Media, Inc.
filed 2025-02-04
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

As of February 3, 2025, the registrant had 82,953,569 shares of common stock issued and outstanding.

Where is Loop's DOOH audience?

The entire Loop Platform includes out-of-home Loop Players and screens across the United States.

Approximately 83,000 active Loop Players / Partner Screens across the Loop Platform, which includes 23,225 quarterly active Loop Players (or QUAs) across our O&O Platform and approximately 60,000 Partner Screens across our Partner Platform.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2024	2024
	(UNAUDITED)
ASSETS
Current assets
Cash	$323,587	$824,658
Accounts receivable, net	3,495,677	3,162,573
Prepaid expenses and other current assets	627,646	692,476
Content assets - current	228,929	393,012
Total current assets	4,675,839	5,072,719
Non-current assets
Deposits	79,553	7,266
Content assets – non-current	177,975	222,401
Property and equipment, net	1,352,848	1,670,253
Right-of-use assets	156,648	173,354
Intangible assets, net	337,333	365,444
Total non-current assets	2,104,357	2,438,718
Total assets	$6,780,196	$7,511,437
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$6,861,097	$6,250,106
Accrued liabilities	2,940,238	2,911,868
Accrued royalties and revenue share	6,622,786	7,078,064
Equipment financing liability - current	277,274	200,596
License content liabilities - current	276,064	419,564
Deferred income	55,415	60,017
Lease liability - current	71,144	69,395
Revolving line of credit - current	—	2,837,479
Non-revolving line of credit – current	706,368	1,090,189
Non-revolving line of credit, related party – current	1,000,000	1,000,000
Convertible debt – current	2,000,000	—
Convertible debt, related party - current	3,000,000	—
Other debt - current	1,558,355	1,091,771
Total current liabilities	25,368,741	23,009,049
Non-current liabilities
License content liabilities – non-current	80,000	110,000
Equipment financing liability – non-current	460,477	309,761
Lease liability - non-current	85,504	103,959
Revolving line of credit, related party – non-current	1,846,437	1,762,831
Total non-current liabilities	2,472,418	2,286,551
Total liabilities	27,841,159	25,295,600

Commitments and contingencies (Note 9)

Stockholders’ deficit
Common Stock, $0.0001 par value, 225,000,000 shares authorized, 82,953,569 and 80,825,910 shares issued and outstanding as of December 31, 2024, and September 30, 2024, respectively	8,295	8,082
Additional paid in capital	136,252,108	134,988,900
Accumulated deficit	(157,321,366)	(152,781,145)
Total stockholders’ deficit	(21,060,963)	(17,784,163)
Total liabilities and stockholders’ deficit	$6,780,196	$7,511,437

See the accompanying notes to the unaudited condensed consolidated financial statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,
	2024	2023

Revenue	$3,730,723	$10,171,256
Cost of revenue
Cost of revenue - Advertising and Legacy and other revenue	2,089,818	5,739,710
Cost of revenue - depreciation and amortization	208,509	807,007
Total cost of revenue	2,298,327	6,546,717
Gross profit	1,432,396	3,624,539

Operating expenses
Sales, general and administrative	3,420,419	6,170,977
Stock-based compensation – sales, general and administrative	1,163,421	1,328,225
Depreciation and amortization	260,978	381,875
Loss on disposal of assets	67,256	—
Total operating expenses	4,912,074	7,881,077

Loss from operations	(3,479,678)	(4,256,538)

Other income (expense)
Interest expense	(1,060,557)	(1,002,189)
Loss on extinguishment of debt	—	(25,424)
Other income (expense)	14	(1,251)
Total other income (expense)	(1,060,543)	(1,028,864)
Loss before income taxes	(4,540,221)	(5,285,402)
Income tax expense	—	—
Net loss	$(4,540,221)	$(5,285,402)

Basic and diluted net loss per common share (Note 2)	$(0.05)	$(0.09)

Weighted average number of basic and diluted common shares outstanding	85,682,524	66,787,371

See the accompanying notes to the unaudited condensed consolidated financial statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024, and 2023

(UNAUDITED)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balances, September 30, 2024	80,825,910	$8,082	$134,988,900	$(152,781,145)	$(17,784,163)
Stock-based compensation	—	—	1,163,421	—	1,163,421
Shares issued for capital raise costs	2,127,659	213	99,787	—	100,000
Net loss	—	—	—	(4,540,221)	(4,540,221)
Balances, December 31, 2024	82,953,569	$8,295	$136,252,108	$(157,321,366)	(21,060,963)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balances, September 30, 2023	65,620,151	$6,562	$123,462,648	$(128,285,543)	$(4,816,333)
Stock-based compensation	—	—	1,287,390	—	1,287,390
Warrants issued for debt	—	—	1,003,269	—	1,003,269
Warrants issued for consulting fees	—	—	40,835	—	40,835
Shares issued for consulting fees	311,889	31	124,101	—	124,132
Shares issued for debt conversion	3,037,895	304	2,455,437	—	2,455,741
Shares issued for capital raise costs	30,405	3	22,497	—	22,500
Shares issued upon warrant exercises	1,850,874	185	1,480,514	—	1,480,699
Net loss	—	—	—	(5,285,402)	(5,285,402)
Balances, December 31, 2023	70,851,214	$7,085	$129,876,691	$(133,570,945)	$(3,687,169)

See the accompanying notes to the unaudited condensed consolidated financial statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,540,221)	$(5,285,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	248,231	671,873
Depreciation and amortization expense, PPE	260,978	325,201
Amortization of deferred ATM cost	—	56,674
Amortization of content assets	208,509	807,007
Amortization of right-of-use assets	42,569	—
Bad debt expense	173,936	804,664
Loss on extinguishment of debt converted to equity	—	25,424
Loss on disposal of assets	67,256	—
Stock-based compensation	1,163,421	1,328,225
Shares issued for consulting fees	—	124,132
Change in operating assets and liabilities:
Accounts receivable	(507,040)	(2,534,279)
Inventory	(523)	(886)
Prepaid expenses	65,352	319,130
Deposit	(72,287)	(91)
Accounts payable	814,142	2,042,211
Accrued liabilities	28,370	(1,162,404)
Accrued royalties and revenue share	(455,278)	1,341,727
License content liability	(71,597)	(432,266)
Operating lease liabilities	(42,569)	—
Deferred income	(4,602)	19,565
NET CASH USED IN OPERATING ACTIVITIES	(2,621,353)	(1,549,495)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(27,600)	(394,401)
NET CASH USED IN INVESTING ACTIVITIES	(27,600)	(394,401)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, ATM	—	9,788,286
Proceeds from issuance of common stock, registered direct offering	100,000	—
Proceeds from exercise of warrants	—	1,480,699
Proceeds from convertible debt	5,000,000	—
Proceeds from other debt	1,362,900	—
Proceeds from lines of credit	124,015	—
Repayments on lines of credit	(3,451,494)	(8,529,696)
Repayments on other debt	(792,873)	—
Repayments on equipment financing	(32,778)	—
Deferred costs	—	(75,430)
Shares issued for capital raise costs	—	22,500
Debt issuance costs	(161,888)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,147,882	2,686,359

Change in cash and cash equivalents	(501,071)	742,463
Cash, beginning of period	824,658	3,068,696
Cash, end of period	$323,587	$3,811,159

SUPPLEMENTAL DISCLOSURES OF CASH FLOW STATEMENTS
Cash paid for interest	$646,476	$295,086
Cash paid for income taxes	$2,013	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for debt conversion	$—	$2,455,741
Deferred costs for warrants issued for debt	$—	$1,003,269
Unpaid additions to licensed content and internally developed content	$465,739	$180,362
Unpaid deferred costs	$—	$7,310
Unpaid additions to property and equipment	$—	$14,400
Leased assets obtained in exchange for new operating lease liabilities	$215,924	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(UNAUDITED)

NOTE 1. BUSINESS

Loop Media, Inc., a Nevada corporation (collectively, “Loop Media,” the “Company,” “we,” “us” or “our”), is a multichannel digital video platform media company that uses marketing technology, or “MarTech,” to generate our revenue and offer our services. Our technology and vast library of videos and licensed content enable us to curate and distribute short-form videos to connected televisions (“CTV”) in out-of-home (“OOH”) dining, hospitality and retail establishments, convenience stores and other locations and venues to enable the operators of those locations to inform, entertain and engage their customers. Our technology also provides businesses the ability to promote and advertise their products via digital signage and provides third-party advertisers with a targeted marketing and promotional tool for their products and services. We also allow our business clients to access our service without advertisements by paying a monthly subscription fee. In the first quarter of fiscal year 2025, we continued to work toward the expansion of our subscription offerings, including a two-tier music video service offering, which included a “primary tier” consisting of fewer than 10 music video channels provided under a free ad-based service, and a “premium tier” of the full library of curated music video channels provided under a subscription service. We also provided a non-music subscription offering that included a number of live channels ranging from live sports events to news and culture offerings.

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

As of December 31, 2024, we had approximately 83,000 active Loop Players and Partner Screens across the Loop Platform, which included 23,225 quarterly active Loop Players (we refer to our quarterly active units herein as “QAUs”), across our O&O Platform, representing a decrease of 4,586 from the 27,811 for the quarter ended September 30, 2024, and approximately 60,000 Partner Screens across our Partner Platforms, representing an increase of approximately 11,000 Partner Screens from the approximately 49,000 for the quarter ended September 30, 2024.

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

Liquidity and Management’s Plan

As shown in the accompanying unaudited condensed consolidated financial statements, we have incurred recurring losses resulting in an accumulated deficit. We anticipate further losses in the foreseeable future. We also had negative cash flows used in operations. These factors raise substantial doubt about our ability to continue as a going concern. Our primary source of operating funds since inception has been cash proceeds from the sale of our common stock and debt and equity financing transactions. Our ability to continue as a going concern is dependent upon our ability to generate sufficient revenue and our ability to raise additional funds by way of our debt and equity financing efforts.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to supplement our cash from revenues with additional cash raised from equity investment or debt transactions while maintaining reduced spending levels. We continued to explore potential strategic alternatives to maximize shareholder value and to evaluate potential financing opportunities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) our unaudited condensed consolidated balance sheet as of December 31, 2024, (2) our audited condensed consolidated balance sheet as of September 30, 2024, and (b) our unaudited condensed consolidated interim financial statements for the three months ended December 31, 2024, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2024, are not necessarily indicative of results that may be expected for the year ending September 30, 2025.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2024, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on December 12, 2024.

Basis of presentation

The unaudited condensed consolidated financial statements include our accounts and our wholly-owned subsidiary Retail Media TV, Inc. As of December 31, 2024, wholly-owned subsidiary EON Media Group Pte. Ltd. had been liquidated and is in the process of winding up as of the date of this report. The unaudited condensed consolidated financial statements are prepared using the accrual basis of accounting in accordance with US GAAP. All inter-company transactions and balances have been eliminated on consolidation.

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

Cash

Cash and cash equivalents include all highly liquid monetary instruments with original maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits. We maintain our cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, our cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits. We have not experienced any losses on such accounts. On December 31, 2024, and September 30, 2024, we had no cash equivalents.

As of December 31, 2024, and September 30, 2024, approximately $0 and $490,195 of cash exceeded the FDIC insurance limits, respectively.

Accounts receivable

Accounts receivable represent amounts due from customers. We assess the collectability of receivables on an ongoing basis. A provision for the impairment of receivables involves significant management judgment and includes the review of individual receivables based on individual customers, current economic trends and analysis of historical bad debts. As of December 31, 2024, and September 30, 2024, we recorded an allowance for doubtful accounts of $173,936 and $708,990, respectively.

Concentration of credit risk

During the three months ended December 31, 2024, we had one customer which individually comprised greater than 10% of net revenue. This customer represented 30% of net revenue. No other customer accounted for more than 10% of net revenue during the three months ended December 31, 2024.

During the three months ended December 31, 2023, we had two customers which each individually comprised greater than 10% of net revenue. These customers represented 25% and 20% of net revenue, respectively. No other customer accounted for more than 10% of net revenue during the three months ended December 31, 2023.

As of December 31, 2024, two customers accounted for a total of 41% of our accounts receivable and accrued revenue (expected to be collected within one year) balance, or 30% and 11%, respectively. No other customer accounted for more than 10% of total accounts receivable and accrued revenue (expected to be collected within one year) as of December 31, 2024.

As of December 31, 2023, three customers accounted for a total of 45% of our accounts receivable and accrued revenue (expected to be collected within one year) balance or 20%, 14% and 11%, respectively. No other customer accounted for more than 10% of total accounts receivable and accrued revenue (expected to be collected within one year) as of December 31, 2023.

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

Content Assets

We capitalize the fixed content fees and corresponding liability when the license period begins, the cost of the content is known and the content is accepted and available for streaming. If the licensing fee is not determinable or reasonably estimable, no asset or liability is recorded, and licensing costs are expensed as incurred. We amortize licensed content assets into cost of revenue, using the straight-line method over the contractual period of availability. The liability is paid in accordance with the contractual terms of the arrangement. Internally-developed content costs are capitalized in the same manner as licensed content costs, when the cost of the content is known and the content is ready and available for streaming. We amortize internally-developed content assets into cost of revenue, using the straight-line method over the estimated period of streaming.

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

Operating leases

We determine if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included on the face of the condensed consolidated balance sheet.

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

Advertising costs

We expense all advertising costs as incurred. Advertising and marketing costs for the three months ended December 31, 2024, and 2023, were $433,407 and $2,178,247, respectively.

Revenue recognition

We recognize revenue in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration we expect to receive in exchange for those products. In instances where final acceptance of the product is specified by the client, revenue is deferred until all acceptance criteria have been met. For example, we bill subscription services in advance of when the service is performed and revenue is treated as deferred revenue until the service is performed and/or the performance obligation is satisfied. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of our products and services to clients in return for expected consideration and includes the following elements:

●	executed contracts with our customers that we believe are legally enforceable;

●	identification of performance obligations in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation of the transaction price to each performance obligation; and

●	recognition of revenue only when we satisfy each performance obligation.

Our revenue can be categorized into two revenue streams: Advertising revenue and Legacy and other revenue.

The following table disaggregates our revenue by major type for each of the periods indicated:

	Three Months Ended December 31,
	2024	2023
Advertising revenue	$3,403,446	$9,394,764
Legacy and other revenue	327,277	776,492
Total	$3,730,723	$10,171,256

Performance obligations and significant judgments

Our performance obligations and recognition patterns for each revenue stream are as follows:

Advertising revenue

For the three months ended December 31, 2024, and 2023, advertising revenue accounted for 91% and 92%, respectively, of our revenue and included revenue from direct programmatic and local advertising, as well as sponsorships.

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

Legacy and other business revenue

For the three months ended December 31, 2024, and 2023, legacy and other business revenue accounted for the remaining 9% and 8%, respectively, of total revenue and included streaming services, subscription content services, and hardware delivery, as described below:

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

Cost of revenue for the Partner Platform business represents hosting fees, amortized costs of internally-developed content and the revenue share with third party partners (after deduction of allocated infrastructure costs). The cost of revenue is higher with partners within the Partner Platform versus those within the O&O Platform because we leverage our Partner Platform partners’ network of customers and their screens to deliver content and advertising inventory rather than using our own Loop Players.

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

The following securities are excluded from the calculation of weighted average diluted shares at December 31, 2024, and September 30, 2024, respectively, because their inclusion would have been anti-dilutive.

	December 31,	September 30,
	2024	2024
Options to purchase common stock	7,559,468	7,674,756
Warrants to purchase common stock	4,745,475	4,782,216
Restricted Stock Units (RSUs)	3,264,507	4,163,270
Series A preferred stock	—	—
Series B preferred stock	—	—
Convertible debentures	—	—
Total common stock equivalents	15,569,450	16,620,242

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our common stock is as follows:

	Three Months Ended December 31,
	2024	2023
Numerator:
Net loss	$(4,540,221)	$(5,285,402)
Plus: Deemed dividend on warrants	—	(419,939)
Net loss attributable to common stockholders	$(4,540,221)	$(5,705,341)

Denominator:
Weighted average number of common shares outstanding	85,682,524	66,787,371

Basic and diluted net loss per common share	$(0.05)	$(0.09)

Shipping and handling costs

Loop Players are provided at no cost to our customers. Loop Media absorbs any associated costs of shipping and handling and records as an operational expense at the time of service.

Income taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

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

Stock-based compensation

Stock-based compensation issued to employees is measured at the grant date, based on the fair value of the award and is recognized as an expense over the requisite service period. We measure the fair value of the stock-based compensation issued to non-employees using the stock price observed in the trading market (for stock transactions) or the fair value of the award (for non-stock transactions), which were more reliably determinable measures of fair value than the value of the services being rendered.

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

Cost saving measures

As previously disclosed, we took steps in fiscal years 2023 and 2024 to increase efficiency and cut costs, while maintaining our focus on, and dedication to, the continued growth of our business. These cuts and adjustments across several aspects of our business, including reductions in headcount and organizational restructuring, were implemented through the first quarter of fiscal 2025 and continue through the date of this report.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the previously reported financial position, results of operations, or cash flows.

Recently adopted accounting pronouncements

In September 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2022. We adopted this ASU as of October 1, 2023, and there is no material impact to our financial statements as of December 31, 2024.

Recent accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, that would enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts such as depreciation, amortization and depletion expense to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of this standard on our condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for us in the annual period beginning October 1, 2025, though early adoption is permitted. We are still evaluating the presentational effect that ASU 2023-09 will have on our condensed consolidated financial statements, but we expect considerable changes to our income tax footnote.

NOTE 3. CONTENT ASSETS

Content Assets

The content we stream to our users is generally acquired by securing the intellectual property rights to the content through licenses from, and paying royalties or other consideration to, rights holders or their agents. The licensing can be for a fixed fee or can be a revenue sharing arrangement. The licensing arrangements specify the period when the content is available for streaming, the territories, the platforms, the fee structure and other standard content licensing terms defining the rights and/or restrictions for how the licensed content can be used by Loop Media. We also develop original content internally, which is capitalized when the content is ready and available for streaming and generally amortized over a period of two to three years.

As of December 31, 2024, content assets were recorded on our condensed consolidated balance sheets as follows:

December 31, 2024
Content assets, net – current	$228,929
Content assets, net - noncurrent	177,975
Total	$406,904

Of the $177,975 recorded as content asset, net – noncurrent, $106,787 was internally-developed content asset, net.

We recorded amortization expense in cost of revenue, in the condensed consolidated statements of operations, related to capitalized content assets:

	Three Months Ended December 31,
	2024	2023
Licensed content assets	$190,294	$788,792
Internally-developed assets	18,215	18,215
Total	$208,509	$807,007

Our content license contracts are typically two to three years. The amortization expense for the next three years for capitalized content assets as of December 31, 2024:

	Fiscal Year 2025	Fiscal Year 2026	Fiscal Year 2027	Fiscal Year 2028
Licensed content assets	$202,716	$97,401	$—	$—
Internally-developed assets	55,474	27,563	19,000	4,750
Total	$258,190	$124,964	$19,000	$4,750

License Content Liabilities

At December 31, 2024, we had obligations on our condensed consolidated balance sheets comprised of:

December 31, 2024
License content liability – current	$276,064
License content liability - noncurrent	80,000
License content liability in accounts payable	465,739
Total	$821,803

Payments for content liabilities for the three months ended December 31, 2024, were $173,500. The expected timing of the remaining payments for these content obligations is as follows:

	Fiscal Year 2025	Fiscal Year 2026
Licensed content liabilities	$246,064	$110,000

NOTE 4. PROPERTY AND EQUIPMENT

Our property and equipment, net consisted of the following as of December 31, 2024, and September 30, 2024:

	December 31,	September 30,
	2024	2024
Loop Players	$1,688,074	$1,670,857
Equipment	350,516	539,979
Software	955,846	895,846
	2,994,436	3,106,682
Less: accumulated depreciation	(1,641,588)	(1,436,429)
Total property and equipment, net	$1,352,848	$1,670,253

Depreciation expense, calculated using straight line method, was charged to operations as follows:

	Three Months Ended December 31,
	2024	2023
Depreciation expense	$232,867	$297,090

NOTE 5. INTANGIBLE ASSETS

Our intangible assets, each definite lived assets, consisted of the following as of December 31, 2024, and September 30, 2024:

	Useful life	December 31, 2024	September 30, 2024
Customer relationships	nine years	$1,012,000	$1,012,000
Content library	two years	198,000	198,000
Total intangible assets, gross		1,210,000	1,210,000

Less: accumulated amortization		(872,667)	(844,556)
Total		(872,667)	(844,556)
Total intangible assets, net		$337,333	$365,444

Amortization expense was charged to operations as follows:

	Three Months Ended December 31,
	2024	2023
Amortization expense	$28,111	$28,111

Annual amortization expense for the next five years and thereafter is estimated as:

Remaining in fiscal year 2025	$84,333
2026	112,444
2027	112,444
2028	28,112
2029	—
Total	$337,333

The weighted average life of the intangible assets subject to amortization is 3 years as of December 31, 2024.

NOTE 6. OPERATING LEASES

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

Our lease liability consisted of the following as of December 31, 2024, and September 30, 2024:

	December 31, 2024	September 30, 2024
Short term portion	$71,144	$69,395
Long term portion	85,504	103,959
Total lease liability	$156,648	$173,354

Maturity analysis under these lease agreements are as follows for fiscal years:

Remaining in fiscal year 2025	$62,705
2026	83,607
2027	26,001
2028	—
Total undiscounted cash flows	172,313
Less: 10% present value discount	(15,665)
Lease liability	$156,648

We recorded lease expense in sales, general and administration expenses in the unaudited condensed consolidated statement of operations:

	Three Months Ended December 31,
	2024	2023
Operating lease expense	$20,902	$—
Short-term lease expense	2,400	36,843
Total lease expense	$23,302	$36,843

For the three months ended December 31, 2024, cash payments against lease liabilities totaled $20,902 and accretion on lease liability of $4,195.

For the three months ended December 31, 2023, there were no cash payments against lease liabilities nor accretion on lease liability.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Weighted-average remaining lease term	2.08 years
Weighted-average discount rate	10%

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2024, and September 30, 2024:

	December 31,	September 30,
	2024	2024
Accounts payable	$6,861,097	$6,250,106

Performance bonuses	1,088,000	1,088,000
Interest payable	488,650	340,595
Professional fees	679,852	619,418
Marketing	38,209	294,309
Insurance liabilities	201,520	319,409
Other accrued liabilities	444,007	250,137
Accrued liabilities	2,940,238	2,911,868

Accrued royalties and revenue share	6,622,786	7,078,064

Total accounts payable and accrued expenses	$16,424,121	$16,240,038

NOTE 8. DEBT

As of December 31, 2024, and September 30, 2024, our debt consisted of revolving and non-revolving lines of credit, convertible debt, other debt instruments as well as equipment leases and software financings.

Lines of Credit, Convertible Debt and Other Debt as of December 31, 2024:

	Net Carrying Value		Unpaid Principal	Contractual Interest	Contractual Maturity	Warrants
Related party lines of credit:	Current	Long Term	Balance	Rates	Date	issued
$2,500,000 revolving line of credit, December 14, 2023	$—	$1,846,437	$2,500,000	10%	12 months prior written notice	3,125,000
$1,000,000 non-revolving line of credit, March 28, 2024	1,000,000	—	1,000,000	12%	09/24/2025	—
Total related party lines of credit, net	$1,000,000	$1,846,437	$3,500,000

Related party convertible debt:
$3,000,000 convertible promissory note, November 27, 2024	$3,000,000	$—	$3,000,000	20%	11/26/2025	—
Total related party convertible debt, net	$3,000,000	$—	$3,000,000

Lines of credit:
$2,200,000 non-revolving line of credit, May 13, 2022	$—	$—	$—	12%	—	314,286
$6,000,000 revolving line of credit, July 29, 2022	—	—	—	Greater of 4% or Prime	—	—
$4,000,000 non-revolving line of credit, May 10, 2023	706,368	—	800,000	12%	05/10/2025	83,142
Total lines of credit, net	$706,368	$—	$800,000

Convertible debt:
$2,000,000 convertible promissory note, October 18, 2024	$2,000,000	$—	$2,000,000	30%	10/18/2025	—
Total convertible debt, net	$2,000,000	$—	$2,000,000

Other debt:
$700,000 other debt, August 26, 2024	452,827	—	457,234	38%	06/06/2025	—
$525,000 other debt, August 26, 2024	—	—	—	44%	—	—
$388,500 other debt, October 14, 2024	261,336	—	286,318	44%	05/26/2025	—
$660,000 other debt, December 27, 2024	627,767	—	660,000	39%	07/29/2025	—
$138,000 other debt, October 11, 2024	72,476	—	110,707	10%	08/15/2025	—
$49,200 other debt, October 11, 2024	41,476	—	49,200	12%	08/15/2025	—
$31,200 other debt, December 17, 2024	25,564	—	31,200	10%	10/15/2025	—
$96,000 other debt, December 17, 2024	76,909	—	96,000	12%	10/15/2025	—
Total other debt, net	$1,558,355	$—	$1,690,659

Total debt, net	$8,264,723	$1,846,437	$10,990,659

Lines of Credit and Other Debt as of September 30, 2024:			Unpaid	Contractual	Contractual
	Net Carrying Value		Principal	Interest	Maturity	Warrants
Related party lines of credit:	Current	Long Term	Balance	Rates	Date	issued
$2,500,000 revolving line of credit, December 14, 2023	$—	$1,762,831	$2,500,000	10%	12 months prior written notice	3,125,000
$1,000,000 non-revolving line of credit, March 28, 2024	1,000,000	—	1,000,000	12%	09/24/2025	—
Total related party lines of credit, net	$1,000,000	$1,762,831	$3,500,000

Lines of credit:
$2,200,000 non-revolving line of credit, May 13, 2022	$440,000	$—	$440,000	12%	01/13/2025	314,286
$6,000,000 revolving line of credit, July 29, 2022	2,837,479	—	2,887,479	Greater of 4% or Prime	07/29/2025	—
$4,000,000 non-revolving line of credit, May 10, 2023	650,190	—	800,000	12%	05/10/2025	83,142
$700,000 non-revolving line of credit, August 26, 2024	641,825	—	648,814	7%	06/06/2025	—
$525,000 non-revolving line of credit, August 22, 2024	449,945	—	471,820	12%	03/10/2025	—
Total lines of credit, net	$5,019,439	$—	$5,248,113

Total debt, net	$6,019,439	$1,762,831	$8,748,113

The following table presents the interest expense related to the contractual interest coupon and the amortization of debt discounts on the lines of credit:

	Three Months Ended December 31,
	2024	2023
Interest expense	$765,850	$318,522
Amortization of debt discounts	248,231	671,873
Total	$1,014,081	$990,395

Maturity analysis under the line of credit agreements for the fiscal years ended September 30,

2025	$5,363,459
2026	5,627,200
2027	—
2028	—
2029	—
2030	—
Lines of credit, related and non-related party	10,990,659
Less: Debt discount on lines of credit payable	(879,499)
Total Lines of credit payable, related and non-related party, net	$10,111,160

Revolving Lines of Credit

Excel $2.5M Revolving Line of Credit

Effective as of December 14, 2023, we entered into a Secured Revolving Line of Credit Loan Agreement with Excel Family Partners, LLLP, an entity managed by Bruce Cassidy, Executive Chairman of our Board of Directors and our majority stockholder, (“Excel” and the “Excel $2.5M Revolving Line of Credit Agreement”) for up to a principal sum of $2,500,000, under which we may pay down and re-borrow up to the maximum amount of the $2,500,000 limit (the “Excel $2.5M Revolving Line of Credit”). Our drawdown on the Excel $2.5M Revolving Line of Credit is limited to no more than 25% of the last three full months’ revenue, not to exceed $1,250,000 in any quarter, and not to exceed in aggregate the outstanding debt amount of $2,500,000. The Excel $2.5M Revolving Line of Credit is a perpetual loan, with a maturity date that is 12 months from the date of formal notice of termination by Excel, and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to 10% per year. Under the Excel $2.5M Revolving Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the May 13, 2022, Secured Non-Revolving Line of Credit Loan Agreement (the “RAT Non-Revolving Line of Credit Agreement”) entered into with several institutions and individuals (each, a “RAT Lender”) for an aggregate principal amount of $2,200,000 (the “RAT Non-Revolving Line of Credit”) and the May 2023 Secured Line of Credit (as defined below), but is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement (each as described below). As a result of the GemCap Litigation Settlement (as described below), this subordination has fallen away. See “—GemCap Revolving Line of Credit.”

Under the terms of the Excel $2.5M Revolving Line of Credit Agreement, on December 14, 2023, we issued to Excel a warrant to purchase up to an aggregate of 3,125,000 shares of our common stock. The warrant has an exercise price of $0.80 per share, which was the closing price of our common stock on December 13, 2023, expires on December 14, 2026, and is exercisable at any time prior to such date, to the extent that after giving effect to such exercise, Excel and its affiliates would beneficially own, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, no more than 29.99% of the outstanding shares of our common stock.

On December 3, 2024, and effective retroactively to July 1, 2024, we entered into a Secured Revolving Line of Credit Loan Agreement Amendment with Excel to extend the date on which the first payment of interest is due under the Excel Revolving Line of Credit by one (1) year, from July 1, 2024, to July 1, 2025.

The Excel $2.5 Revolving Line of Credit had a balance, including accrued interest, amounting to $2,710,368 and $2,646,479 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense for the Excel Revolving Line of Credit in the amount of $147,495 and $0 for the three months ended December 31, 2024, and 2023, respectively.

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

Under the GemCap Revolving Line of Credit Agreement, we have granted to the Senior Lender a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the loan, our existing secured lenders, some of whom are the RAT Lenders under our RAT Non-Revolving Line of Credit (each as defined below) (collectively, the “Subordinated Lenders”) delivered subordination agreements (the “GemCap Subordination Agreements”) to the Senior Lender. We are permitted to make regularly scheduled payments, including payments upon maturity, to such subordinated lenders and potentially other payments subject to a measure of cash flow and receiving certain financing activity proceeds, in accordance with the terms of the GemCap Subordination Agreements. In connection with the delivery of the GemCap Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our Common Stock (each, a “Subordination Agreement Warrant”). Each Subordination Agreement Warrant has an exercise price of $5.25 per share, expires on July 29, 2025, and is exercisable at any time prior to such date. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Mr. Cassidy, as directed by its affiliate, Excel Family Partners, LLLP (“Excel”), an entity also managed by Mr. Cassidy, one of the Subordinated Lenders. The Subordinated Lenders receiving warrants for the remaining 104,759 warrant shares were also entitled to receive a cash payment of $22,000 six months from the date of the GemCap Subordination Agreements, representing 1.00% of the outstanding principal amount of the loan held by such Subordinated Lenders. This cash payment was made to those Subordinated Lenders on January 25, 2023.

Effective July 29, 2024, we entered into Amendment Number 2 to the Loan and Security Agreement, the Loan Agreement Schedule, the Revolving Loan Note and to the other Loan Documents (the “Loan Agreement Amendment No. 2”) to amend certain material terms, including (i) to extend the maturity date of the Loan Agreement by one (1) year, from July 29, 2024, to July 29, 2025, and (ii) to make Retail Media TV, Inc., our wholly-owned subsidiary (“RMTV”), a co-borrower thereunder.

The GemCap Revolving Line of Credit had a balance, including accrued interest, amounting to $0 and $2,916,763 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense for the GemCap Revolving Line of Credit in the amount of $98,367 and $375,630 for the three months ended December 31, 2024, and 2023, respectively.

Pursuant to the Settlement Agreement and Mutual Release entered into between us and GemCap on November 27, 2024, all amounts, including principal and accrued interest, owing to GemCap were paid off and all of our obligations to GemCap have been extinguished (as discussed below).

The GemCap Litigation Settlement

On October 29, 2024, we, along with our wholly-owned subsidiary, Retail Media TV, Inc., received a notice and reservation of rights letter (the “Reservation of Rights Notice”) from GemCap Solutions, LLC (“GemCap” or the “Senior Lender”) under its revolving line of credit facility (the “GemCap Revolving Line of Credit Agreement”) informing us that events of default had occurred and were continuing under the GemCap Revolving Line of Credit Agreement as a result our incurrence of indebtedness under the Bellino Trust Convertible Note, which, was not expressly subordinated to our indebtedness to the Senior Lender pursuant to a subordination agreement in form and substance satisfactory to the Senior Lender.

On November 5, 2024, we received an acceleration notice (the “Acceleration Notice”) from GemCap demanding payment of the full amount outstanding on the Revolving Loan Facility by 5:00 p.m. Central time on November 8, 2024 (the “Demand”). On November 7, 2024, the Senior Lender orally agreed to suspend the Demand deadline to allow us to enter into negotiations with it for a forbearance of the Demand for a period of time to work toward a mutually agreeable resolution. On November 13, 2024, GemCap rescinded its offer to negotiate a forbearance of the Demand and delivered to us the Lender a Notice of Secured Party Public Sale Pursuant to Section 9-610 of the Uniform Commercial Code (“UCC” and such notice, the “Public Sale Notice”) purporting to set a sale, under the UCC, of our personal property in order to foreclose the security interest it held in and to our assets. Concurrently with the delivery of the Public Sale Notice, GemCap issued a press release announcing the same.

Also on November 13, 2024, we filed a lawsuit in the United States District Court for the Western District of Texas San Antonio Division (the “US District Court”) seeking relief against GemCap for breach of contract and breach of implied duty of good faith and fair dealing, and an Application for an Emergency Temporary Restraining Order and Preliminary Injunction seeking preliminary injunctive relief to prevent GemCap from exercising or continuing to exercise its default remedies under the Loan Documents (the “Federal Court Lawsuit”). On November 15, 2024, the US District Court issued an order (the “US District Court Order”) regarding our application for preliminary injunctive relief, granting in part our application, temporarily enjoining GemCap from auctioning our personal property, but denied the application in all other respects.

Following receipt of notice that the US District Court lacked subject matter jurisdiction to hear our Federal Court Lawsuit, we filed a Notice of Voluntary Dismissal in the US District Court and on November 21, 2024, we refiled our lawsuit and application for temporary and permanent injunctive relief in the District Court for Bexar County, Texas (the “State Court Lawsuit”). On November 25, 2024, GemCap filed a counterclaim against us, claiming breach of contract and common law fraud and seeking economic and exemplary damages, as well as fees and costs (the “GemCap Counterclaim”). On the same day, we were granted a hearing in the Bexar County District Court in San Antonio, at which our petition for temporary relief was denied (the “Texas State Court Order”).

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

Non-Revolving Lines of Credit

RAT Non-Revolving Line of Credit

Effective as of May 13, 2022, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “RAT Non-Revolving Line of Credit Agreement”) with several institutions and individuals (each a “RAT Lender” and collectively, the “RAT Lenders”) and RAT Investment Holdings, LP, as administrator of the loan (the “Loan Administrator”) for an aggregate principal amount of $2,200,000 (the “RAT Non-Revolving Line of Credit”), evidenced by a Non-Revolving Line of Credit Promissory Note (the “RAT Note”), also effective as of May 13, 2022. Pursuant to the terms of the RAT Non-Revolving Line of Credit Agreement, the RAT Non-Revolving Line of Credit matured 18 months from the effective date of the RAT Non-Revolving Line of Credit (the “Original RAT Line of Credit Maturity Date”) and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to 12% per year. Under the RAT Non-Revolving Line of Credit Agreement, we granted to the RAT Lenders a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the Excel Revolving Line of Credit Agreement (as defined above) and the May 2023 Secured Line of Credit Agreement (as defined below) and (each of which are subordinated in connection with our GemCap Revolving Line of Credit Agreement (as defined above)). As a result of the GemCap Litigation Settlement (as described above), this subordination has fallen away. See “—GemCap Revolving Line of Credit.”

In connection with the RAT Non-Revolving Line of Credit Agreement, on May 13, 2022, we issued a warrant (collectively, the “RAT Loan Warrants”) to each RAT Lender for an aggregate of up to 209,522 shares of our Common Stock. Each RAT Loan Warrant had an exercise price of $5.25 per share, expires on May 13, 2025, and is exercisable at any time prior to the expiration date.

Effective as of November 13, 2023, we entered into a Non-Revolving Line of Credit Loan Agreement Amendment (the “RAT Non-Revolving Line of Credit Agreement Amendment”) with the RAT Lenders to: (i) extend the Original RAT Line of Credit Maturity Date from 18 months to 27 months from the date of the RAT Non-Revolving Line of Credit Agreement, or August 13, 2024 (the “First Extended RAT Line of Credit Maturity Date”); and (ii) amend the payment terms of the RAT Non-Revolving Line of Credit such that payment of interest or principal under the RAT Non-Revolving Line of Credit Agreement and the RAT Note will be due and payable from November 13, 2023, to the First Extended RAT Line of Credit Maturity Date, as follows (a) one payment of $374,000 on November 13, 2023, and (b) 9 monthly payments of principal of $220,000 plus accrued interest, commencing December 13, 2023. In consideration for the extension of the Original RAT Line of Credit Maturity Date, we agreed to amend the terms of the RAT Loan Warrants as well as the Subordination Agreement Warrants issued to the RAT Lenders in connection with the GemCap Subordination Agreements described above to reduce the warrant exercise price to $1.00. See “—GemCap Revolving Line of Credit.” We also agreed to apply one-third of the net proceeds of any capital raise that takes place subsequent to the date of the RAT Non-Revolving Line of Credit Agreement Amendment, other than proceeds from an equity offering under any at-the-market (“ATM”) program or from an affiliate or insider, toward paying down the then outstanding principal amount due under the RAT Non-Revolving Line of Credit. Pursuant to the RAT Non-Revolving Line of Credit Agreement Amendment #1, each RAT Lender agreed to enter into a lock-up agreement restricting the disposal of any shares of our common stock that are issued in connection with the exercise of the RAT Loan Warrants or the Subordination Agreement Warrants for a period of 12 months from the date of the RAT Non-Revolving Line of Credit Agreement Amendment #1. Effective as of November 13, 2023, we issued an Amended and Restated Non-Revolving Line of Credit Promissory Note Amendment to the Lenders reflecting the extension of the Original RAT Line of Credit Maturity Date.

On April 18, 2024, we entered into that certain Non-Revolving Line of Credit Loan Agreement Amendment #2 (the “RAT Non-Revolving Line of Credit Agreement Amendment #2”) with the RAT Lenders to: (i) extend the Original RAT Line of Credit Maturity Date from 18 months to 32 months from the date of the RAT Non-Revolving Line of Credit Agreement, or January 13, 2025 (the “Second Extended RAT Line of Credit Maturity Date”); and (ii) amend the payment terms of the RAT Non-Revolving Line of Credit such that payments of interest and principal under the RAT Non-Revolving Line of Credit Agreement and the RAT Note are due and payable from April 13, 2024, to the Second Extended RAT Line of Credit Maturity Date, as follows: (a) one payment of $121,000, comprised of accrued interest of $11,000 through April 13, 2024, and an initial payment of principal of $110,000, due on April 13, 2024; and (b) 9 monthly payments of principal of $110,000, plus accrued interest, commencing on May 13, 2024. We issued a Second Amended and Restated Non-Revolving Line of Credit Promissory Note, effective April 13, 2024, to the RAT Lenders reflecting the extension of the Original RAT Line of Credit Maturity Date.

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

The RAT Non-Revolving Line of Credit had a balance, including accrued interest, amounting to $0 and $442,107 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense for the RAT Non-Revolving Line of Credit in the amount of $6,583 and $158,977 for the three months ended December 31, 2024, and 2023, respectively.

May 2023 Secured Loan

Effective as of May 10, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “May 2023 Secured Line of Credit Agreement”) with several individuals and institutional lenders for aggregate loans of up to $4.0 million (the “May 2023 Secured Line of Credit”), evidenced by Secured Non-Revolving Line of Credit Promissory Notes (each a “May 2023 Secured Note” and collectively, the “May 2023 Secured Notes”), also effective as of May 10, 2023. The May 2023 Secured Line of Credit matures 24 months from the date of the May 2023 Secured Line of Credit Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to 12% per year. We granted to the lenders under the May 2023 Secured Line of Credit Agreement a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the RAT Non-Revolving Line of Credit Agreement and the Excel Revolving Line of Credit Agreement, but is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement (as described above), this subordination has fallen away. See “—GemCap Revolving Line of Credit.”

In connection with the May 2023 Secured Line of Credit, on May 10, 2023, we agreed to issue to each lender under the May 2023 Secured Line of Credit Agreement, upon drawdown, a warrant to purchase up to an aggregate of 369,517 shares of our common stock. The warrants have an exercise price of $4.33 per share, expire on May 10, 2026, and is exercisable at any time prior to such date.

As of May 10, 2023, Excel had committed to be a lender under the May 2023 Secured Line of Credit Agreement for an aggregate loan of $2.65 million, and as of September 11, 2023, Excel had not loaned any funds under the May 2023 Secured Line of Credit. On May 31, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “Excel $2.2M Secured Line of Credit Agreement”) with Excel for an aggregate principal amount of up to $2,200,000 (the “Excel $2.2M Line of Credit”), evidenced by a Non-Revolving Line of Credit Promissory Note (the “Excel $2.2M Note”). Pursuant to the terms of a Pay Off Letter Agreement with Excel dated September 12, 2023, we refinanced the outstanding principal and interest of the Excel $2.2M Line of Credit to be included as part of the obligations of the May 2023 Secured Line of Credit Agreement. As a result of such refinancing, as of September 12, 2023, no principal or interest remained outstanding under the Excel $2.2M Secured Line of Credit, and the Excel $2.2M Secured Line of Credit Agreement was terminated, and as of September 12, 2023, Excel had loaned $2,266,733 under the May 2023 Secured Line of Credit Agreement and received a warrant to purchase 209,398 shares of our common stock.

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

On December 31, 2023, one of the remaining lenders under the May 2023 Secured Line of Credit converted $101,699.83 in outstanding principal and interest into 127,124 shares of our common stock at a conversion price per share of $0.80. As of December 31, 2024, warrants for a total of 83,142 warrant shares had been issued to the remaining lenders in connection with the May 2023 Secured Line of Credit and remained outstanding.

The May 2023 Secured Loan had a principal balance, including accrued interest, amounting to $885,333 and $885,333 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense for the 2023 Secured Loan in the amount of $80,179 and $92,900 for the three months ended December 31, 2024, and 2023, respectively.

Excel $1.0M Line of Credit

On March 28, 2024, we entered into a Secured Non-Revolving Line of Credit Loan Agreement with Excel (“Excel $1.0M Secured Line of Credit Agreement”) for an aggregate principal amount of up to $1,000,000 (the “Excel $1.0M Line of Credit”), evidenced by a Secured Non-Revolving Line of Credit Promissory Note (the “Excel $1.0M Note”). The Excel $1.0M Line of Credit matures 180 days from the date of the Excel $1.0M Secured Line of Credit Agreement (the “Excel $1.0M Line of Maturity Date”) and accrues interest, payable in arrears on the Excel $1.0M Line of Credit Maturity Date, at a fixed rate of interest equal to (12%) per year.

Under the Excel $1.0M Secured Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement (as described above), this subordination has fallen away. See “—GemCap Revolving Line of Credit.”

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

On December 3, 2024, and effective retroactively to September 24, 2024, we entered into a Secured Non-Revolving Line of Credit Loan Agreement Amendment with Excel and issued to Excel an Amended and Restated Non-Revolving Line of Credit Promissory Note to Excel to extend the Original Excel $1.0M Line of Credit Maturity Date by 12 months, from 180 days from the date of the Excel $1.0M Secured Line of Credit Agreement to 180 days plus 12 months from the Excel $1.0M Secured Line of Credit Agreement, or to September 24, 2025.

The Excel $1.0M Line of Credit had a balance, including accrued interest, amounting to $1,092,667 and $1,060,000 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense for the Excel $1.0M Line of Credit in the amount of $32,667 and $0 for the three months ended December 31, 2024, and 2023, respectively.

Convertible Notes

The Bellino Trust $2.0M Convertible Note

On October 18, 2024, we issued a Convertible Promissory Note to the Joseph G. Bellino Trust Dated November 30, 2023 (the “Bellino Trust”), in the principal amount of $2,000,000.00 (the “Bellino Trust $2.0M Convertible Note”). The Bellino Trust Convertible Note accrues interest at 30% per annum, and unless converted into our common stock. The entire principal amount of the Bellino Trust Convertible Note, plus accrued and unpaid interest, will be due and payable by us on the date that is 12 months after the issue date (the “Bellino Trust Convertible Note Maturity Date”). The Bellino Trust $2.0M Convertible Note is guaranteed personally by Mr. Cassidy.

The Bellino Trust shall have the right, at any time, to convert all or any portion of the principal and interest due on the date of conversion into shares of our common stock at a conversion price that is 70% of the lowest volume-weighted average price of the common stock on any trading day during the 10 trading days prior to the respective conversion date, provided, however, that the Bellino Trust and its affiliates may not own greater than 4.99% of our outstanding shares of common stock at any time, as set forth in the Bellino Trust $2.0M Convertible Note. We may prepay the Bellino Trust $2.0M Convertible Note at any time prior to the Bellino Trust Convertible Note Maturity Date, subject to a prepayment fee equal to the aggregate and actual amount of interest remaining to be paid through the Bellino Trust Convertible Note Maturity Date.

The Bellino Trust $2.0M Convertible Note had a balance, including accrued interest, amounting to $2,116,667 and $0 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense for the Bellino Trust $2.0M Convertible Note in the amount of $116,667 and $0 for the three months ended December 31, 2024, and 2023, respectively.

The Excel $3.0M Line of Credit Convertible Note

On November 27, 2024, we entered into a Non-Revolving Line of Credit Loan Agreement with Excel (the “Excel $3.0M Line of Credit Loan Agreement”), for an aggregate principal amount of up to $3,000,000 (the “Excel $3.0M Line of Credit”), evidenced by a Line of Credit Convertible Promissory Note (the “Excel $3.0M Line of Credit Convertible Note”).

The Excel $3.0M Line of Credit Convertible Note accrues interest at 20% per annum, and unless converted into our common stock. The entire principal amount of the Excel $3.0M Convertible Note, plus accrued and unpaid interest, will be due and payable by us on the date that is 12 months after the issue date (the “Excel $3.0M Convertible Note Maturity Date”); provided, however, that the Excel $3.0M Convertible Note Maturity Date may be extended by an additional 12 months at our request and upon written consent by the Excel, which consent shall not be unreasonably withheld.

Excel shall have the right, at any time, to convert all or any portion of the principal and interest due on the date of conversion into shares of our common stock at a conversion price that is 70% of the lowest volume-weighted average price of the common stock on any trading day during the 10 trading days prior to the respective conversion date, provided, however, that Excel and its affiliates may not own greater than 29.99% of our outstanding shares of common stock at any time, as set forth in the Excel $3.0M Line of Credit Convertible Note. We may prepay the Excel $3.0M Line of Credit Convertible Note at any time prior to the Excel $3.0M Convertible Note Maturity Date.

The Excel $3.0M Line of Credit Convertible Note had a balance, including accrued interest, amounting to $3,057,461 and $0 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense for the Excel $3.0M Line of Credit Convertible Note in the amount of $57,461 and $0 for the three months ended December 31, 2024, and 2023, respectively.

Other Debt Instruments

Agile Capital Finding, LLC

Agile $525,000 Loan

On August 26, 2024, we, along with our wholly-owned subsidiary, RMTV, entered into a Subordinated Business Loan and Security Agreement (the “Agile $525,000 Loan Agreement”) with Agile Capital Funding, LLC, a Virginia limited liability company (“Agile”) and Agile Capital Funding, LLC, as collateral agent (the “Agile Collateral Agent”), evidenced by a Subordinated Secured Promissory Note in the principal amount of $525,000 (the “Agile $525,000 Note” and such loan, the “Agile $525,000 Loan”). Principal and interest in the aggregate amount of $756,000 under the Agile $525,000 Note was to be repaid in weekly payments of $27,000 and be repaid on or before the maturity date of March 10, 2025 (the “Agile $525,000 Loan Maturity Date”). We had the ability to prepay the Agile $525,000 Note prior to the Agile $525,000 Loan Maturity Date, subject to a prepayment fee equal to the aggregate and the actual amount of interest remaining to be paid through the Agile $525,000 Loan Maturity Date. Payments under the Agile $525,000 Note are expressly subordinated to our obligations under the GemCap Revolving Line of Credit Agreement and we granted the Agile Collateral Agent a security interest, for the benefit of Agile, in certain properties, our rights and assets, which security interest is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement (as described above), this subordination has fallen away. See “—GemCap Revolving Line of Credit.”

Pursuant to the terms of the Agile $660,000 Loan (defined below), on December 27, 2024, we refinanced the outstanding principal and interest of the Agile $525,000 Loan, amounting to $297,175.00, to be included as part of the obligations of the Agile $660,000 Loan. See “—Agile $660,000 Loan.” As a result of such refinancing, as of December 31, 2024, no principal or interest remained outstanding under the Agile $525,000 Loan, and the Agile $525,000 Loan Agreement was terminated.

Agile $388,500 Loan

On October 14, 2024, we, along with RMTV, entered into a Subordinated Business Loan and Security Agreement (the “Agile $388,500 Loan Agreement”) with Agile and the Agile Collateral Agent, evidenced by a Subordinated Secured Promissory Note in the principal amount of $388,500 (the “Agile $388,500 Note” and such loan the “Agile $388,500 Loan”). Principal and interest in the aggregate amount of $559,440 under the Agile $388,500 Note is repaid in weekly payments of $17,482.50 and shall be repaid on or before the maturity date of May 26, 2025 (the “Agile $388,500 Loan Maturity Date”). The Agile $388,500 Note may be prepaid prior to the Agile $388,500 Loan Maturity Date, subject to a prepayment fee equal to the aggregate and the actual amount of interest remaining to be paid through the Agile $388,500 Loan Maturity Date. Payments under the Agile $388,500 Note are expressly subordinated to our obligations under the GemCap Revolving Line of Credit Agreement and we granted the Agile Collateral Agent a security interest, for the benefit of the Agile, in certain properties, our rights and assets, which security interest was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement (as described above), this subordination has fallen away. See “—GemCap Revolving Line of Credit.”

The Agile $388,500 Loan had a balance, including accrued interest, amounting to $287,291 and $0 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense for the Agile $388,500 Loan in the amount of $104,617 and $0 for the three months ended December 31, 2024, and 2023, respectively.

Agile $660,000 Loan

On December 27, 2024 (the “Agile $660,000 Agreement Effective Date”), we, along with RMTV, entered into a Subordinated Business Loan and Security Agreement (the “Agile $660,000 Loan Agreement” and together with the Agile $388,500 Loan Agreement, the “Agile Agreements”) with Agile and the Agile Collateral Agent, evidenced by a Subordinated Secured Promissory Note in the principal amount of $660,000 (the “Agile $660,000 Note” and such loan, the “Agile $660,000 Loan”). (The Agile $388,500 Note and the Agile $660,000 Note are together referred to as the “Agile Notes.”) Of the $660,000.00 proceeds from the Agile Loan, $297,175.00 was used to repay the outstanding balance of principal and interest on the Agile $525,000 Loan, with the balance, net an administration fee, of $329,825.00 being used for general operations. Principal and interest in the aggregate amount of $917,400 under the Agile $660,000 Note is repaid in weekly payments of $30,580.00 and shall be repaid on or before the maturity date of July 29, 2025 (the “Agile $660,000 Loan Maturity Date”). The Agile $660,000 Note may be prepaid prior to the Agile $660,000 Loan Maturity Date, subject to a prepayment fee equal to the aggregate and the actual amount of interest remaining to be paid through the Agile $660,000 Loan Maturity Date. The Agile $660,000 Note provides for discounts on prepayment of the Agile $660,000 Loan, including any partial prepayments, as follows: if paid within thirty (30) days of the Agile $600,000 Agreement Effective Date, the total aggregate principal and interest due on the Agile $660,000 Loan would be $759,000.00, and if paid within sixty (60) days of the Agile $600,000 Agreement Effective Date, the total principal and interest due would be $825,000.00. There can be no assurance that we will be able to make any prepayments, in part or in full, within these time frames or at all.

The Agile $660,000 Loan had a balance, including accrued interest, amounting to $666,246 and $0 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense for the Agile $660,000 Loan in the amount of $7,014 and $0 for the three months ended December 31, 2024, and 2023, respectively.

Each of the Agile Agreements contains certain affirmative covenants, including but not limited to delivery of certain financial statements and providing the Agile Lender with prompt notice upon the occurrence of certain events as set forth in the Agile Agreements. We also agreed to certain negative covenants, including but not limited to a prohibition on the creation of additional liens with respect to the collateral and the sale of assets outside of the ordinary course of business, without the prior written consent of the Agile Lender. We granted the Agile Collateral Agent a security interest, for the benefit of the Agile Lender, in certain properties, our rights and assets, as set forth in each Agile Agreement. The Agile Collateral Agent shall only be permitted to perfect its interest in and file a financing statement upon an Event of Default (as defined in the Agile Agreements).

The Agile Agreements provide for certain standard events of defaults, including but not limited to the (i) failure to make any required payment under the Agile Notes, (ii) occurrence of a material adverse change in the business, operations, or condition of the Company or the Company and our subsidiaries, as a whole, and (iii) the filing of any notice of a lien, levy, or assessment against us or our material subsidiaries by any government agency. In addition to the fixed per annum rate that is otherwise applicable under the Agile Notes, a default interest rate of 5% will become effective upon the occurrence of an event of default under the Agile Notes.

CFG Purchase Agreement

On August 27, 2024, we entered into a Purchase Agreement (the “CFG Purchase Agreement”) with CFG Merchant Solutions, LLC (“CFG”), and Mr. Cassidy, as guarantor (the “CFG Guarantor”). The CFG Purchase Agreement provides for the purchase by CFG of our future receipts (the “Future Receipts”) valued at $962,500 (the “Amount Sold”) for a total purchase price of $700,000 (the “Purchase Price”). The percentage of Future Receipts to be paid back on a daily basis is 14.44% (the “Purchased Percentage”), which equals $4,812.60 (the “Daily Amount”). CFG is entitled to collect the Daily Amounts at the end of each week by debiting our bank account by an amount equaling $24,063 (the “Weekly Payment”) until the Amount Sold is paid in full. We granted the Buyer a security interest in certain of our properties, rights and assets, as set forth in the CFG Purchase Agreement, which security interest is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement (as described above), this subordination has fallen away. See “—GemCap Revolving Line of Credit.”

The CFG Purchase Agreement contains certain customary covenants, including but not limited to the delivery of financial statements to CFG and providing CFG prompt notice upon the occurrence of certain events as set forth in the CFG Purchase Agreement. We also agreed to certain negative covenants, including but not limited to a prohibition on the creation of additional liens with respect to the collateral and the sale of assets outside of the ordinary course of business, without the prior written consent of CFG. The CFG Guarantor has given a personal guaranty of our performance and obligations under the CFG Purchase Agreement.

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

The CFG Purchase Agreement had a balance, including accrued interest, amounting to $461,558 and $653,414 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense under the CFG Purchase Agreement in the amount of $123,544 and $0 for the three months ended December 31, 2024, and 2023, respectively.

1800 Diagonal Lending, LLC

1800 Diagonal $138,000 Promissory Note

On October 11, 2024, we entered into a Securities Purchase Agreement (the “1800 Diagonal $138,000 Promissory Note Agreement”) with 1800 Diagonal Lending, LLC (the “1800 Diagonal Lender”), pursuant to which the 1800 Diagonal Lender made a loan to us, evidenced by a Promissory Note in the aggregate principal amount of $138,000.00, including an original issue discount of $23,000.00 (the “1800 Diagonal $138,000 Promissory Note”). Under the 1800 Diagonal $138,000 Promissory Note, we are required to make 10 monthly payments of $15,180.00, which includes a one-time interest charge of 10% ($13,800.00). The 1800 Diagonal $138,000 Promissory Note is not secured by any collateral and matures on August 15, 2025.

The 1800 Diagonal $138,000 Promissory Note Agreement had a balance, including accrued interest, amounting to $121,440 and $0 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense under the 1800 Diagonal $138,000 Promissory Note Agreement in the amount of $28,137 and $0 for the three months ended December 31, 2024, and 2023, respectively.

1800 Diagonal $49,200 Bridge Note

On October 11, 2024, we entered into a Securities Purchase Agreement with the 1800 Diagonal Lender (the “1800 Diagonal $49,200 Bridge Note Agreement”) pursuant to which the 1800 Diagonal Lender made a loan to us, evidenced by a Bridge Note in the aggregate principal amount of $49,200.00, including an original issue discount of $23,000.00 (the “1800 Diagonal $49,200 Bridge Note”). Under the 1800 Diagonal $49,200 Bridge Note, we are required to make an initial payment of $27,552.00, which includes a one-time interest charge of 12% ($5,904.00), on April 15, 2025, with four (4) subsequent payments of $6,888.00 due each month thereafter. The 1800 Diagonal $49,200 Bridge Note is not secured by any collateral and matures on August 15, 2025. Payments under the 1800 Diagonal Agreements were expressly subordinated to our obligations under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement (as described above), this subordination has fallen away. See “—GemCap Revolving Line of Credit.”

The 1800 Diagonal $49,200 Bridge Note Agreement had a balance, including accrued interest, amounting to $55,104 and $0 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense under the 1800 Diagonal $49,200 Bridge Note Agreement in the amount of $8,800 and $0 for the three months ended December 31, 2024, and 2023, respectively.

1800 Diagonal $31,200 Promissory Note

On December 17, 2024, we entered into a Securities Purchase Agreement (the “1800 Diagonal $31,200 Promissory Note Agreement”) with 1800 Diagonal Lender, pursuant to which the 1800 Diagonal Lender made a loan to us, evidenced by a Promissory Note in the aggregate principal amount of $31,200.00, including an original issue discount of $5,200.00 (the “1800 Diagonal $31,200 Promissory Note”). Under the 1800 Diagonal $31,200 Promissory Note, we are required to make 10 monthly payments of $3,432.00, which includes a one-time interest charge of 10% ($3,120.00). The 1800 Diagonal $31,200 Promissory Note is not secured by any collateral and matures on October 15, 2025.

The 1800 Diagonal $31,200 Promissory Note Agreement had a balance, including accrued interest, amounting to $34,320 and $0 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense under the 1800 Diagonal $31,200 Promissory Note Agreement in the amount of $3,684 and $0 for the three months ended December 31, 2024, and 2023, respectively.

1800 Diagonal $96,000 Bridge Note

On December 17, 2024, we entered into a Securities Purchase Agreement with the 1800 Diagonal Lender (the “1800 Diagonal $96,000 Bridge Note Agreement,” and together with the 1800 Diagonal $138,000 Promissory Note Agreement, the 1800 Diagonal $49,200 Bridge Note Agreement and the 1800 Diagonal $31,200 Promissory Note Agreement, the “1800 Diagonal Loan Agreements”) pursuant to which the 1800 Diagonal Lender made a loan to us, evidenced by a Bridge Note in the aggregate principal amount of $96,000.00, including an original issue discount of $16,000.00 (the “1800 Diagonal $96,000 Bridge Note,” and together with the 1800 Diagonal $138,000 Promissory Note, the 1800 Diagonal $49,200 Bridge Note and the 1800 Diagonal $31,200 Promissory Note, each a “1800 Diagonal Note” and collectively, the “1800 Diagonal Notes”). Under the 1800 Diagonal $96,000 Bridge Note, we are required to make an initial payment of $53,760.00, which includes a one-time interest charge of 12% ($11,520.00), on June 15, 2025, with four (4) subsequent payments of $13,440.00 due each month thereafter. The 1800 Diagonal $96,000 Bridge Note is not secured by any collateral and matures on October 15, 2025.

The 1800 Diagonal $96,000 Bridge Note Agreement had a balance, including accrued interest, amounting to $107,520 and $0 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense under the 1800 Diagonal $96,000 Bridge Note Agreement in the amount of $13,429 and $0 for the three months ended December 31, 2024, and 2023, respectively.

The 1800 Diagonal Agreements contain certain customary representations, warranties, and covenants made by us, and contain customary events of default. Upon the occurrence and during the continuation of any such event of default, the respective 1800 Diagonal Note will become immediately due and payable, and we are obligated to pay to the 1800 Diagonal Lender an amount equal to 150% times the sum of (w) the then outstanding principal amount of the respective 1800 Diagonal Note No. 1 plus (x) accrued and unpaid interest on the unpaid principal amount of such 1800 Diagonal Note No. 1 to the date of payment plus (y) default interest at 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the 1800 Diagonal Lender pursuant to Article IV of each of the 1800 Diagonal Notes (amounts set forth in clauses (w), (x), (y) and (z) are collectively referred to as the “Default Amount”). If an event of default under a respective 1800 Diagonal Note occurs, the 1800 Diagonal Lender has the right to convert the balance owed pursuant to the respective 1800 Diagonal Note, including the Default Amount, into shares of our common stock at a conversion price equal to 70% of the average of the three (3) lowest trading prices for the common stock during the fifteen (15) trading days prior to the conversion date; provided, however, that each 1800 Diagonal Note contains a beneficial ownership limitation restricting the 1800 Diagonal Lender and its affiliates from owning greater than 4.99% of our outstanding shares of common stock at the time of such conversion, as set forth in each of the 1800 Diagonal Notes.

See Note 12 – Stock Options, Restricted Stock Units (RSUs) and Warrants for discussion on the repricing of certain existing warrants and the issuance of prefunded warrants.

Equipment Leases and Software Financings

	Unpaid Principal	Contractual	Contractual
Equipment Leases and Software Financings as of December 30, 2024:	Balance	Interest Rates	Maturity Date
$112,379 equipment financing, March 14, 2024	$88,011	12.250%	03/14/2027
$248,456 equipment lease financing, April 10, 2024	200,590	11.870%	04/10/2027
$45,000 equipment financing, May 23, 2024	35,034	15.754%	05/23/2026
$33,178 software financing, August 2, 2024	30,167	14.670%	08/02/2027
$89,519 software financing, August 19, 2024	81,347	14.270%	08/19/2027
$65,000 equipment financing, August 15, 2024	52,528	10.228%	08/15/2026
$68,223 equipment lease financing, September 12, 2024	56,072	14.400%	09/12/2027
$99,972 equipment lease financing, October 9, 2024	97,001	26.410%	10/09/2027
$99,972 equipment lease financing, October 9, 2024	97,001	26.410%	10/09/2027
Total financing	$737,751

Balboa Capital

On March 14, 2024, we entered into an equipment financing agreement with Ameris Bank dba Balboa Capital (“Balboa Capital Equipment Financing Agreement”), which provides the terms and conditions for the debt financing of certain equipment (“Collateral”) for a cost of $112,379, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $3,750. In order to secure the payment and performance of Loop’s obligations under the Balboa Capital Equipment Financing Agreement, Loop granted to Balboa Capital a continuing security interest in all of Loop’s right, title and interest in the Collateral. At December 31, 2024, there was an unpaid principal balance of $88,011 and we were in compliance with all financial covenants of the Balboa Capital Equipment Financing Agreement.

De Lage Landen Financial Services

On April 10, 2024, we entered into an equipment lease financing agreement with De Lage Landen Financial Services, (“De Lage Landen Equipment Lease Financing Agreement #1”), for a cost of $248,456, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $8,250. At December 31, 2024, there was an unpaid principal balance of $200,590 and we were in compliance with all financial covenants of the De Lage Landen Equipment Financing Agreement #1.

On August 2, 2024, we entered into a closed-end financing agreement for software with De Lage Landen Financial Services, (“De Lage Landen Software Financing Agreement), for a cost of $33,178, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $1,150. At December 31, 2024, there was an unpaid principal balance of $30,167 and we were in compliance with all financial covenants of the De Lage Landen Software Financing Agreement.

On August 19, 2024, we entered into a closed-end financing agreement for software with De Lage Landen Financial Services, (“De Lage Landen Software Financing Agreement #2”), for a cost of $89,519, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $3,100. At December 31, 2024, there was an unpaid principal balance of $81,347 and we were in compliance with all financial covenants of the De Lage Landen Software Financing Agreement #2.

On September 12, 2024, we entered into a closed-end financing agreement for software and services with De Lage Landen Financial Services, (“De Lage Landen Software Financing Agreement #3”), for a cost of $68,223, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $2,350. At December 31, 2024, there was an unpaid principal balance of $56,072 and we were in compliance with all financial covenants of the De Lage Landen Software Financing Agreement #3.

WinTrust Specialty Finance

On May 23, 2024, we entered into an equipment financing agreement with WinTrust Specialty Finance a division of Beverly Bank & Trust Company, N.A., (“WinTrust Equipment Financing Agreement), which provides the terms and conditions for the debt financing of certain equipment (“Collateral”) for a cost of $45,000, payable in 24 consecutive monthly installments of principal and interest in the amount of approximately $2,200. In order to secure the payment and performance of Loop’s obligations under the WinTrust Equipment Financing Agreement, Loop granted to WinTrust a continuing security interest in all of Loop’s right, title and interest in the Collateral. At December 31, 2024, there was an unpaid principal balance of $35,034 and we were in compliance with all financial covenants of the WinTrust Equipment Financing Agreement.

BMO Bank N.A.

On August 15, 2024, we entered into an equipment financing agreement with BMO Bank N.A., (“BMO Equipment Financing Agreement”), which provides the terms and conditions for the debt financing of certain equipment (“Collateral”) for a cost of $65,000, payable in 24 consecutive monthly installments of principal and interest in the amount of approximately $3,000. In order to secure the payment and performance of Loop’s obligations under the BMO Equipment Financing Agreement, Loop granted to BMO a continuing security interest in all of Loop’s right, title and interest in the Collateral. At December 31, 2024, there was an unpaid principal balance of $52,528 and we were in compliance with all financial covenants of the BMO Equipment Financing Agreement.

Alliance Funding Group

On October 9, 2024, we entered into an equipment financing agreement with Alliance Funding Group., (“AFG Equipment Financing Agreement No. 1”), which provides the terms and conditions for the debt financing of certain equipment (“Collateral”) for a cost of $99,972.00, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $4,100. In order to secure the payment and performance of Loop’s obligations under the AFG Equipment Financing Agreement No. 1, Loop granted to AFG a continuing security interest in all of Loop’s right, title and interest in the Collateral. At December 31, 2024, there was an unpaid principal balance of $97,001 and we were in compliance with all financial covenants of the AFG Equipment Financing Agreement No. 1.

On October 9, 2024, we entered into an equipment financing agreement with Alliance Funding Group., (“AFG Equipment Financing Agreement No. 2”), which provides the terms and conditions for the debt financing of certain equipment (“Collateral”) for a cost of $99,972.00, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $4,100. In order to secure the payment and performance of Loop’s obligations under the AFG Equipment Financing Agreement No 2, Loop granted to AFG a continuing security interest in all of Loop’s right, title and interest in the Collateral. At December 31, 2024, there was an unpaid principal balance of $97,001 and we were in compliance with all financial covenants of the AFG Equipment Financing Agreement No. 2.

NOTE 9. COMMITMENTS AND CONTINGENCIES

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of December 31, 2024, except as indicated below.

The GemCap Litigation Settlement

On October 29, 2024, we, along with our wholly-owned subsidiary, Retail Media TV, Inc., received a notice and reservation of rights letter (the “Reservation of Rights Notice”) from GemCap Solutions, LLC (“GemCap” or the “Senior Lender”) under its revolving line of credit facility (the “GemCap Revolving Line of Credit Agreement”) informing us that events of default had occurred and were continuing under the GemCap Revolving Line of Credit Agreement as a result our incurrence of indebtedness under the Bellino Trust Convertible Note, which, was not expressly subordinated to our indebtedness to the Senior Lender pursuant to a subordination agreement in form and substance satisfactory to the Senior Lender.

On November 5, 2024, we received an acceleration notice (the “Acceleration Notice”) from GemCap demanding payment of the full amount outstanding on the Revolving Loan Facility by 5:00 p.m. Central time on November 8, 2024 (the “Demand”). On November 7, 2024, the Senior Lender orally agreed to suspend the Demand deadline to allow us to enter into negotiations with it for a forbearance of the Demand for a period of time to work toward a mutually agreeable resolution. On November 13, 2024, GemCap rescinded its offer to negotiate a forbearance of the Demand and delivered to us the Lender a Notice of Secured Party Public Sale Pursuant to Section 9-610 of the Uniform Commercial Code (“UCC” and such notice, the “Public Sale Notice”) purporting to set a sale, under the UCC, of our personal property in order to foreclose the security interest it held in and to our assets. Concurrently with the delivery of the Public Sale Notice, GemCap issued a press release announcing the same.

Also on November 13, 2024, we filed a lawsuit in the United States District Court for the Western District of Texas San Antonio Division (the “US District Court”) seeking relief against GemCap for breach of contract and breach of implied duty of good faith and fair dealing, and an Application for an Emergency Temporary Restraining Order and Preliminary Injunction seeking preliminary injunctive relief to prevent GemCap from exercising or continuing to exercise its default remedies under the Loan Documents (the “Federal Court Lawsuit”). On November 15, 2024, the US District Court issued an order (the “US District Court Order”) regarding our application for preliminary injunctive relief, granting in part our application, temporarily enjoining GemCap from auctioning our personal property, but denied the application in all other respects.

Following receipt of notice that the US District Court lacked subject matter jurisdiction to hear our Federal Court Lawsuit, we filed a Notice of Voluntary Dismissal in the US District Court and on November 21, 2024, we refiled our lawsuit and application for temporary and permanent injunctive relief in the District Court for Bexar County, Texas (the “State Court Lawsuit”). On November 25, 2024, GemCap filed a counterclaim against us, claiming breach of contract and common law fraud and seeking economic and exemplary damages, as well as fees and costs (the “GemCap Counterclaim”). On the same day, we were granted a hearing in the Bexar County District Court in San Antonio, at which our petition for temporary relief was denied (the “Texas State Court Order”).

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

NOTE 10. RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

500 Limited

For the three months ended December 31, 2024, and 2023, we paid 500 Limited $0 and $87,300, respectively, for programming services provided to Loop Media. 500 Limited is an entity controlled by Liam McCallum, our former Chief Product and Technology Officer. Mr. McCallum stepped down from his role as Chief Product and Technology Officer effective May 31, 2024, and resigned as our advisor on December 31, 2024.

Excel Family Partners, LLLP (“Excel”)

For the three months ended December 31, 2024, and 2023, we were a party to multiple debt and equity transactions with Excel, an entity managed by Bruce Cassidy, the Executive Chairman of our Board of Directors and our majority stockholder. See Note 8 – Debt and Note 11 – Stockholders’ Deficit for discussion on the following transactions:

●	Revolving Lines of Credit

●	Excel $2.5M Revolving Line of Credit

●	Non-Revolving Lines of Credit

●	May 2023 Secured Loan
●	Excel $1.0M Line of Credit

●	Convertible Notes

●	The Bellino Trust $2.0M Convertible Note
●	Excel $3.0M Line of Credit Convertible Note

●	Other Debt Instruments

●	CFG Purchase Agreement

●	Equity Issuances

●	Excel Registered Offering and Concurrent Private Placement Offering

Also see Note 12 – Stock Options, Restricted Stock Units (RSUs) and Warrants for discussion on the repricing and exercise of certain existing warrants and the issuance of prefunded warrants.

NOTE 11. STOCKHOLDERS’ DEFICIT

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

NYSE American Delisting

Our common stock was delisted from the NYSE American on August 8, 2024, and began trading under the symbol “LPTV” on the OTC Pink Market on August 9, 2024. We intend to have our common stock quoted on the OTCQB Venture Market (the “OTCQB”).

Common Shares Issued and Outstanding

As of December 31, 2024, and 2023, there were 82,953,569 and 70,851,214, respectively, shares of common stock issued and outstanding.

As of December 31, 2024, and 2023, there were no shares of Series A preferred stock or Series B preferred stock issued and outstanding.

Three months ended December 31, 2024

During the three months ended December 31, 2024, we issued 2,127,659 shares of common stock through a Private Placement Offering.

Three months ended December 31, 2023

During the three months ended December 31, 2023, we issued 1,850,874 shares of common stock upon the exercise of warrants.

During the three months ended December 31, 2023, we issued 2,910,771 shares of common stock to a board member upon the conversion of non-revolving line of credit plus accrued interest in the amount of $2,328,617.

During the three months ended December 31, 2023, we issued 127,124 shares of common stock upon the conversion of non-revolving line of credit plus accrued interest in the amount of $101,700.

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

Pursuant to the Institutional Purchase Agreement, we agreed to sell and issue, in a registered direct offering (the “Registered Offering”) 7,875,000 shares (the “Registered Shares”) of our common stock at a purchase price per share of $0.15 and pre-funded warrants (the “Registered Pre-Funded Warrants”) to purchase up to an aggregate of 1,777,174 shares of common stock (the “Registered Pre-Funded Warrant Shares”) at a purchase price per Registered Pre-Funded Warrant of $0.1499, for aggregate gross proceeds to us of approximately $1.45 million, before deducting placement agent fees and offering expenses payable by us.

Pursuant to the Private Placement Purchase Agreement, in a concurrent private placement (the “Concurrent Private Placement Offering,” together with the Registered Offering, the “Offerings”), we agreed to sell and issue to the Private Placement Entity pre-funded warrants (the “Private Pre-Funded Warrants”) to purchase up to an aggregate of 4,347,826 shares of common stock (the “Private Pre-Funded Warrant Shares”) at a purchase price of $0.2308 per Private Pre-Funded Warrant, for aggregate gross proceeds to us of approximately $1.0 million, before deducting offering expenses payable by us. The Private Pre-Funded Warrants are immediately exercisable at an exercise price of $0.0001 per share and will expire when the Private Pre-Funded Warrants are fully exercised. The Concurrent Private Placement Offering closed on June 10, 2024.

The Purchase Agreements contain customary representations, warranties and agreements of ours and the Investors and customary indemnification rights and obligations of the parties. Pursuant to the terms of the Institutional Purchase Agreement, we have agreed to certain restrictions, subject to certain exceptions, on the issuance and sale of our common stock and securities convertible into shares of common stock during the 90-day period following the closing of the Registered Offering. We also agreed not to effect or enter into an agreement to effect any issuance of common stock or any securities convertible into or exercisable or exchangeable for shares of common stock involving a variable rate transaction (as defined in the Institutional Purchase Agreement), subject to certain exceptions, until the six-month anniversary of the closing of the Registered Offering.

In addition, until the date that is the eighteen-month anniversary of the closing of the Registered Offering, the Institutional Investor is entitled to a participation right in any subsequent financing (as defined in the Institutional Purchase Agreement ) effected by us or any of our subsidiaries of common stock or common stock equivalents for cash consideration, or a combination of units thereof, up to an amount equal to 35% of such subsequent financing on the same terms, conditions and price provided for in the subsequent financing, subject to certain carve-outs as set forth in the Institutional Purchase Agreement.

In connection with the Offerings, on May 31, 2024, we also entered into a placement agency agreement (the “Placement Agency Agreement”) with Roth Capital Partners, LLC the “Placement Agent”). Pursuant to the terms of the Placement Agency Agreement, the Placement Agent agreed to use its reasonable best efforts to arrange for the sale of the Registered Shares, the Registered Pre-Funded Warrants, the Registered Pre-Funded Warrant Shares, the Private Pre-Funded Warrants and the Private Pre-Funded Warrant Shares (the “Securities”). We paid the Placement Agent a cash fee equal to 6.5% of the gross proceeds generated from the Offerings and agreed to reimburse the Placement Agent for certain of its expenses in an amount up to $50,000. The Placement Agent did not receive cash placement agent fees on the sale of the Private Pre-Funded Warrants and the Private Pre-Funded Warrant Shares. The Placement Agency Agreement contains customary representations, warranties and agreements of ours and the Placement Agent and customary indemnification rights and obligations of the parties.

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

Private Placement Offering

On December 5, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor pursuant to which we sold, in a private placement offering, made pursuant to Section 4(a)(2) under the Securities Act and Rule 506(c) promulgated thereunder, 2,127,659 shares of our common stock, par value $0.0001 per share, at a per share price of $0.0470, the closing price per share as quoted on the OTC Pink Market, on December 4, 2024, for an aggregate purchase price of $100,000, which proceeds will be used for general corporate purposes.

See Note 12 – Stock Options, Restricted Stock Units (RSUs) and Warrants for stock compensation discussion.

NOTE 12. STOCK OPTIONS, RESTRICTED STOCK UNITS (RSUs) AND WARRANTS

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

The following table summarizes the stock option activity for the three months ended December 31, 2024:

	Number of	Weighted Average	Weighted Average Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at September 30, 2024	7,674,756	$3.49	5.24	$—
Grants	—	—		—
Exercised	—	—		—
Expired	(27,774)	6.85		—
Forfeited	(87,514)	3.68		—
Outstanding at December 31, 2024	7,559,468	$3.43	4.15	$—
Exercisable at December 31, 2024	7,187,980	$3.48	3.94	$—

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than our stock price of $0.03 as of December 31, 2024, and $1.00 as of December 31, 2023, which would have been received by the option holders had those option holders exercised their options as of that date.

We recognize compensation expense for all stock options granted using the fair value-based method of accounting. During the three months ended December 31, 2024, no options were issued.

The stock-based compensation expense related to option grants was $461,218 and $961,127, for the three months ended December 31, 2024, and 2023, respectively.

As of December 31, 2024, the total compensation cost related to nonvested awards not yet recognized is $883,713 and the weighted average period over which expense is expected to be recognized in months is 20.6.

We calculate the fair value of options granted during the period using the Black-Scholes option pricing model, with the assumptions indicated below, however, no options were granted for the three months ended December 31, 2024.

December 31, 2024

Weighted average fair value of options granted	$—
Expected life	—	years
Risk-free interest rate	—%
Expected volatility	—%
Expected dividends yield	—%
Forfeiture rate	—%

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

On January 1, 2024, we granted an aggregate of 140,000 RSUs which will vest in equal semi-annual installments over a two-year term, beginning on the six-month anniversary of the grant date until all RSUs are fully vested. Each RSU was valued at $1.00 per share.

On March 15, 2024, we granted an aggregate of 3,065,000 RSUs which will vest over a two-year period with 50% vesting on the one-year anniversary of the grant date and the remainder at 12.5% on a quarterly basis thereafter until all RSUs are fully vested. Each RSU was valued at $0.50 per share.

On March 15, 2024, we granted 600,000 RSUs, which will vest over a four-year period, with one quarter of the shares subject to the RSUs vesting on the one-year anniversary of the grant date and the remaining shares vesting equally on a quarterly basis beginning three months after the one-year anniversary until all RSUs are fully vested. Each RSU was valued at $0.50 per share.

On April 1, 2024, we granted 75,000 RSUs, which will vest over a year and four months period, with 50% of the shares subject to the RSUs vesting on the one-year anniversary of the grant date and the remaining shares vesting equally on a quarterly basis beginning three months after the one-year anniversary until all RSUs are fully vested. Each RSU was valued at $0.32 per share.

On September 30, 2024, we granted 40,000 RSUs, which will vest in equal quarterly installments over a one-year term, beginning on the three-month anniversary of the grant date until all RSUs are fully vested. Each RSU was valued at $0.05 per share.

The following table summarizes the RSU activity for the three months ended December 31, 2024:

	Number of	Weighted Average	Aggregate
	RSUs	Fair Value	Intrinsic Value
Outstanding at September 30, 2024	4,163,270	$1.03	$199,837
Granted
Vested (but unissued)	(311,888)
Expired	—
Forfeited	(586,875)
Outstanding at December 31, 2024	3,264,507	$0.96	$79,980

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on our stock price of $0.03 as of December 31, 2024, and $1.00 as of December 31, 2023, which would have been received by the RSU holders as of that date.

The stock-based compensation expense related to RSU grants was $667,116 and $326,263, for the three months ended December 31, 2024, and 2023, respectively.

As of December 31, 2024, the total compensation cost related to nonvested RSU awards not yet recognized was $2,576,859 and the weighted average period over which expense is expected to be recognized in months was 21.0.

Warrants

The following table summarizes the warrant activity for the three months ended December 31, 2024:

	Number of	Weighted average exercise
	shares	price per share
Outstanding at September 30, 2024	4,782,216	$1.21
Issued	—	—
Exercised	—	—
Expired	(36,741)	8.25
Outstanding at December 31, 2024	4,745,475	$1.18

We record all warrants granted using the fair value-based method of accounting.

During the three months ended December 31, 2024, no warrants were issued in conjunction with lines of credit. When warrants are issued, we allocate the fair value of the warrants at inception as deferred costs. Once we draw down funds on the revolving line of credit, we will re-allocate the fair value of the warrants as debt discount and record the straight-line amortization ratably over the life of the debt as interest expense.

During the three months ended December 31, 2024, we recorded consulting expense of $35,088 as a result of current period vesting of previously issued warrants to various companies for consulting services.

We calculate the fair value of warrants granted during the period using the Black-Scholes option pricing model, with the assumptions indicated below, however, no warrants were granted for the three months ended December 31, 2024.

December 31, 2024

Weighted average fair value of warrants granted	$—
Expected life	—	years
Risk-free interest rate	—%
Expected volatility	—%
Expected dividends yield	—%
Forfeiture rate	—%

Repricing and Exercise of Certain Existing Warrants

On December 14, 2023, we agreed to offer to amend certain existing warrants exercisable for an aggregate of up to 4,055,240 shares of our common stock (each such warrant an “Existing Warrant”) to reduce the respective exercise prices thereof to $0.80 per share (such new price being referred to as the “Amended Warrant Exercise Price”), which was the closing price per share of our common stock as quoted on the NYSE American on December 13, 2023, on the condition that the holder of each Existing Warrant would commit to exercise the Existing Warrant within a certain period of time, paying the aggregate Amended Warrant Exercise Price of each respective Existing Warrant in cash to us (the “Warrant Repricing”). As of December 14, 2023, Existing Warrants exercisable for an aggregate of up to 786,482 shares of our common stock were held by Excel and Eagle Investment Group, LLC, entities managed by Bruce Cassidy, Sr., Executive Chairman of our Board of Directors and our majority stockholder, and Existing Warrants exercisable for an aggregate of up to 443,332 shares of our Common Stock were held by Denise Penz, a member of our Board of Directors. In connection with the Warrant Repricing, each of Mr. Cassidy and Ms. Penz exercised their Existing Warrants, resulting in net proceeds to us of $983,851.

As of December 31, 2024, holders of Existing Warrants (including those held by Mr. Cassidy and Ms. Penz) had exercised warrants for 1,850,874 shares for an aggregate exercise price of $1,480,699. No other Existing Warrants have been repriced or exercised under the Warrant Repricing.

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

NOTE 13. SUBSEQUENT EVENTS

We have evaluated all subsequent events through the date of this quarterly report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2024, and events that occurred after December 31, 2024, but which were not recognized in the financial statements as indicated below.

Amendment to Bylaws

On January 31, 2025, our Board of Directors approved Amendment No. 1 to Amended and Restated Bylaws (“Amendment No. 1”) to Articles IV and V of our Amended and Restated Bylaws (the “Bylaws”) to provide additional flexibility to us as permitted by the Nevada Revised Statutes (“NRS”), specifically as follows: (i) common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors which authorizes, approves or ratifies a contract or transaction, and if the votes of the common or interested directors are not counted at the meeting, then a majority of the disinterested directors may authorize, approve or ratify a contract or transaction; (ii) any written consent of the Board of Directors or any committee thereof is not required to be signed by any common or interested director (as defined in the NRS), if the requirements of Section 78.315(2) of the NRS are satisfied, and such common or interested director shall be ignored for purposes of determining whether all of the members of the Board or of such committee have executed such consent; and (iii) common or interested members of the committee may be counted in determining the presence of a quorum at a meeting of the committee which authorizes, approves or ratifies a contract or transaction, and if the votes of the common or interested members of the committee are not counted at the meeting, then a majority of the disinterested members of the committee may authorize, approve or ratify a contract or transaction. The amendment became effective as of January 31, 2025. Amendment No. 1 is filed herewith as Exhibit 3.1 and is incorporated herein by reference.

Indemnification Agreement

On January 31, 2025, our Board of Directors approved a form of indemnification agreement (the “Indemnification Agreement”), which supersedes all prior agreements and understandings between the parties, oral or written with respect to the subject matter of the Indemnification Agreement. Effective February 1, 2025, we entered into the Indemnification Agreement with each of the current directors and executive officers, as well as Jon Niermann, our Founder and former Chief Executive Officer, and Neil Watanabe, our former Chief Financial Officer (collectively, the “Indemnitees”).

Pursuant to and subject to the terms, conditions and limitations set forth in the Indemnification Agreement, we will indemnify each Indemnitee, against any and all expenses incurred in connection with the Indemnitee’s service as our director, trustee, general partner, managing member, officer, employee, agent or fiduciary of ours or any other corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise of which Indemnitee is or was serving at our request as a director, trustee, general partner, managing member, officer, employee, agent or fiduciary, but only if the Indemnitee acted in good faith and in a manner he reasonably believed to be in or not opposed to our best interest, and in the case of a criminal proceeding, had no reasonable cause to believe that his conduct was unlawful. Additionally, the Indemnification Agreement establishes processes and procedures for indemnification claims, advancement of expenses and costs and contribution obligations. The Indemnification Agreement does not exclude any other rights to indemnification or advancement of expenses to which the Indemnitee may be entitled, including any rights arising under applicable law, our Certificate of Incorporation or Bylaws, a vote of stockholders or a resolution of directors or otherwise.

The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement, which is attached hereto as Exhibit 10.13 to this Report and incorporated herein by reference.

Capital Foundry

Effective as of February 3, 2025, we entered into a Loan and Security Agreement with Capital Foundry Funding, LLC (“Capital Foundry” and such agreement, the “Capital Foundry Loan Agreement”) for a revolving line of credit facility for the principal sum of up to two million dollars ($2.0 million) (the “Capital Foundry Loan”), evidenced by a Promissory Note (the “Capital Foundry Note”), also effective as of February 3, 2025. As of the date of this Report, we have not yet borrowed under the Capital Foundry Loan.

The Loan matures on February 2, 2028, or if the term of the Capital Foundry Loan Agreement has been extended, the end of the then current Renewal Term (as such term is defined in the Capital Foundry Loan Agreement) and accrues interest on the unpaid principal balance of advances, payable monthly in arrears, at an annual rate equal to the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) seven hundred fifty (750) basis points (7.5%) per annum.

Under the Loan Agreement, we granted to Capital Foundry a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the Capital Foundry Loan, certain of our existing secured lenders, including Excel Family Partners, LLLP, and certain equipment financing lenders, have delivered subordination agreements to Capital Foundry (each lender, a “Subordinated Lender” and together, the “Subordinated Lenders”), in form and substance satisfactory, and on terms acceptable, to Capital Foundry (each a “Subordination Agreement”).

The descriptions of the Capital Foundry Loan Agreement and the Capital Foundry Note are qualified in their entirety by reference to the full texts of the Capital Foundry Loan Agreement and the Capital Foundry Note, which are incorporated by reference herein. Copies of the Capital Foundry Loan Agreement and the Capital Foundry Note are included herein as Exhibits 10.14 and 4.10, respectively.

Earnings Releases and Calls

On January 31, 2025, our Board of Directors determined that effective as of the date of this Report and going forward, in an effort to further reduce our ongoing costs, we will issue press releases and host conference calls regarding our financial and operating results only on an annual basis to announce our full fiscal year and fiscal fourth quarter financial results. We will continue to file our quarterly financial and operating results in our Quarterly Reports on Form 10-Q with the SEC, so the information will still be publicly available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

STATEMENT ON FORWARD-LOOKING INFORMATION

This Report contains certain statements that are, or may deemed to be, “forward-looking statements” regarding our plans, expectations, thoughts, beliefs, estimates, goals and outlook for the future. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

Overview

We are a multichannel digital video platform media company that uses marketing technology, or “MarTech,” to generate revenue and offer our services. Our technology and vast library of videos and licensed content enable us to curate and distribute short-form videos to connected televisions (“CTV”) in out-of-home (“OOH”) dining, hospitality and retail establishments, convenience stores and other locations and venues to enable the operators of those locations to inform, entertain and engage their customers. Our technology also provides businesses the ability to promote and advertise their products via digital signage and provides third-party advertisers with a targeted marketing and promotional tool for their products and services. We also allow our business clients to access our service without advertisements by paying a monthly subscription fee. We continue to work toward the expansion of our subscription offerings, including toward the introduction of a two-tier music video service offering, which will include a “primary tier” consisting of fewer than ten music video channels provided under a free ad-based service, and a “premium tier” of the full library of curated music video channels provided under a subscription service. We also provide a non-music subscription offering that includes a number of live channels ranging from live sports events to news and culture offerings.

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

As of December 31, 2024, we had approximately 83,000 active Loop Players and Partner Screens across the Loop Platform, which included 23,225 quarterly active Loop Players (we refer to our quarterly active units herein as “QAUs”) across our O&O Platform. See “— Key Performance Indicators – Quarterly Active Units.” We launched our Partner Platforms business in May 2022 and had approximately 60,000 screens across our Partner Platforms as of December 31, 2024.

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

We record as cost of revenue in the O&O Platform business certain costs and expenses associated with operating such business, including the cost of content, streaming costs and content hosting fees. We procure content from third parties though licensing fees or by purchasing the content outright. Certain of our content, including our music video and certain third-party non-music content, are under licenses that contain a revenue share arrangement. We and the licensor of the content negotiate and pre-agree the percentage of revenue to which each party will be entitled. The cost of content, including any payments to licenses under a revenue share license, is the single largest component of the cost of revenue associated with the O&O Platform business.

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

From a business operations standpoint, we view our customers for our Partner Platforms services as the owners and operators of the third-party digital platforms that utilize our content and advertising services and enable such third parties to better monetize the screens on their digital platforms. We may, in certain instances, also provide content across the Partner Platforms.

Our customer services team works with the owners and operators of the third-party digital platforms in our Partner Platforms business to ensure our customers are being properly serviced and address any questions about the service, content, advertising performance and other matters.

From an accounting standpoint for the Partner Platforms business, our customers are the advertising demand sources (including DSPs, SSPs and advertisers) because they provide revenue to us (by way of purchasing advertising inventory) for the streaming of content across the Partner Platforms. The Partner Platforms business operates a free ad- supported business model with no subscription fees.

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

Digital out-of-home (“DOOH”) is a form of media that is delivered digitally outside of the home on billboards, signage, displays, televisions and other devices in OOH locations, including restaurants, retail shops, healthcare facilities, sports and entertainment venues, and other public or non-residential spaces.

As of December 31, 2024, we had over 83,000 active Loop Players and Partner Screens across the Loop Platform, representing an increase of 8% in active Loop Players and Partner Screens from over 77,000 Loop Players and Partner Screens as of September 30, 2024. This included 23,225 QAUs across our O&O Platform and approximately 60,000 Partner Screens across our Partner Platforms.

In the quarter ended December 31, 2024, QAUs decreased 16% to 23,225 compared to 27,811 in the quarter ended September 30, 2024. There was relatively limited growth in QAUs quarter on quarter as we looked to prioritize and incentivize the distribution of Loop Players in key advertising markets and geographies, as well as into more desirable out-of-home location types, like convenience stores, restaurants, bars, and other retail establishments. We also looked to reduce our presence in less desirable out-of-home locations, which offset and reduced our net distribution growth. QAUs were 30,486 as of the quarter ended June 30, 2024, 32,658 as of the quarter ended March 31, 2024, and 33,783 as of the quarter ended December 31, 2023.

As of December 31, 2024, Partner Screens in our Partner Platforms business increased by approximately 11,000 Partner Screens to approximately 60,000 Partner Screens, over approximately 49,000 Partner Screens as of September 30, 2024.

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

For the quarter ended December 31, 2024, AD ARPU was $97 compared to $80 for the quarter ended September 30, 2024, a 21% increase. AD ARPU was $84 for the quarter ended June 30, 2024, and $64 for the quarter ended March 31, 2024.

For the quarter ended December 31, 2024, SUB ARPU was $484 compared to $464 for the quarter ended September 30, 2024, a 4% increase. SUB ARPU was $561 for the quarter ended June 30, 2024, and $554 for the quarter ended March 31, 2024.

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

Total Operating Expenses

Operating expenses are attributable to the general overhead related to all the products and services that we provide to our clients and, as a result, they are presented in an aggregate total. Our operating expenses include sales, general and administrative expenses.

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

General and administrative expenses consist of employee compensation and related costs for executive, finance/accounting, legal, human resources, recruiting and employee-related information technology and administrative personnel, including salaries, benefits and bonuses, as well as depreciation, facilities, recruiting and other corporate services.

Cost Saving Measures

As previously disclosed, we began taking steps in fiscal year 2023 to increase efficiency and cut costs, while still maintaining our focus on, and dedication to, the continued growth of our business. These cuts and adjustments across several aspects of our business, including reductions in headcount and organizational restructuring, were implemented throughout fiscal year 2024 and through the first quarter of fiscal 2025 and continue through the date of this report.

Other Income/Expense

Interest Expense

Interest expense consists of interest expense on our outstanding indebtedness and amortization of debt issuance costs.

Other Income (Expense)

Other income consists of employee retention credits, foreign currency translation adjustment, realized foreign current gains/losses and unrealized gains/losses.

Income Taxes

We account for income taxes in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”). ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

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

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. The adoption of this standard in the first quarter of 2022 had no impact on our condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for us in the annual period beginning October 1, 2025, though early adoption is permitted. We are still evaluating the presentational effect that ASU 2023-09 will have on our condensed consolidated financial statements, but we expect considerable changes to our income tax footnote.

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

For the three months ended December 31, 2024, compared to the three months ended December 31, 2023:

	Three Months Ended December 31,
	2024	2023	$ variance	% variance
Revenue	$3,730,723	$10,171,256	$(6,440,533)	(63)%
Cost of revenue	2,298,327	6,546,717	(4,248,390)	(65)%
Gross profit	1,432,396	3,624,539	(2,192,143)	(60)%
Total operating expenses	4,912,074	7,881,077	(2,969,003)	(38)%
Loss from operations	(3,479,678)	(4,256,538)	776,860	(18)%

Other income (expense):
Interest expense	(1,060,557)	(1,002,189)	(58,368)	6%
Loss on extinguishment of debt, net	—	(25,424)	25,424	(100)%
Other income (expense)	14	(1,251)	1,265	(101)%
Total other income (expense)	(1,060,543)	(1,028,864)	(31,679)	3%

Income tax benefit (expense)	—	—	—	—%
Net loss	$(4,540,221)	$(5,285,402)	$745,181	(14)%

Revenue

Our revenue for the three months ended December 31, 2024, was $3,730,723, a decrease of $6,440,533, or 63%, from $10,171,256 for the three months ended December 31, 2023. This decrease was primarily driven by: (i) a slowdown in digital advertising spend due to the challenging macroeconomic environment; (ii) a challenging ad market environment starting in the second quarter of fiscal year 2024 due to one of the largest ad demand participants changing their terms of business with ad publishers, including us, which resulted in a material negative impact on our ad demand partner revenue; (iii) decrease in Loop players year-over-year primarily due to the cost-cutting measures taken to eliminate our customer reward program and restructure our affiliate program and (iv) the reduction in ad demand partners that view our Loop Platform as a CTV platform on which CTV ad budgets can be spent. CTV advertising budgets are generally significantly higher; thus, CTV ad demand is generally associated with higher fill rates and CPMs, compared to DOOH ad budgets and DOOH ad demand.

Cost of Revenue

Our cost of revenue for the three months ended December 31, 2024, was $2,298,327, a decrease of $4,248,390, or 65%, from $6,546,717 for the three months ended December 31, 2023. This decrease in cost of revenue was primarily due to decreased revenue, which resulted in lower variable costs offset by fixed fee and minimum fee licensing costs.

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

Gross Profit Margin

Our gross profit margin for the three months ended December 31, 2024, was $1,432,396, a decrease of $2,192,143, or 60%, from $3,624,539 for the three months ended December 31, 2023. Our gross profit margin as a percentage of total revenue for the three months ended December 31, 2024, was approximately 38.4% compared to 35.6% for the three months ended December 31, 2023. The percentage increase was primarily driven by revenue mix, as the current period included a larger portion of our O&O Platforms business which carries a higher gross margin, compared to year-ago period, offset by the cost-cutting measures to reduce the cost of revenue as noted above.

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

Total Operating Expenses

Our operating expenses for the three months ended December 31, 2024, were $4,912,074, a decrease of $2,969,003, or 38%, from $7,881,077 for the three months ended December 31, 2023. This decrease in operating expenses was primarily due to a decrease in sales, general and administrative expenses as well as a reduction in stock- based compensation as follows:

Sales, General and Administrative Expenses

Our sales, general and administrative expenses for the three months ended December 31, 2024, were $3,420,419, a decrease of $2,750,558, or 45%, from $6,170,977 for the three months ended December 31, 2023. This decrease in sales, general and administrative expenses was primarily due to a reduction in payroll costs, marketing costs, professional fees and administration fees resulting in lower expenditures and decreased payroll expenses.

More specifically:

●	Our payroll costs for the three months ended December 31, 2024, were $1,653,207, a decrease of $465,971, or 22%, from $2,119,178 for the three months ended December 31, 2023, primarily driven by a reduction in headcount, sales commissions and corporate bonuses.

●	Our marketing costs for the three months ended December 31, 2024, were $433,407, a decrease of $1,744,840, or 80%, from $2,178,247 for the three months ended December 31, 2023, primarily due to a reduction and restructuring of affiliate fees, elimination of the customer rewards program and reduction in trade shows fees which resulted in overall lower marketing expenditures.

●	Our professional fees for the three months ended December 31, 2024, were $326,015, a decrease of $283,639, or 47%, from $609,654 for the three months ended December 31, 2023, primarily due to a decrease in legal, accounting and recruiting fees as well as dues and subscriptions as part of the cost savings initiatives.

●	Our administration fees for the three months ended December 31, 2024, were $151,116, a decrease of $79,488, or 34%, from $230,604 for the three months ended December 31, 2023, primarily due to a decrease in insurance premiums and board fees.

Sales, general and administrative expenses as a percentage of total revenue for the three months ended December 31, 2024, was 91.7% compared to 60.7% for the three months ended December 31, 2023.

Stock-Based Compensation

Our stock compensation (non-cash) for the three months ended December 31, 2024, was $1,163,421, a decrease of $164,804, or 12%, from $1,328,225 for the three months ended December 31, 2023, primarily due to decrease of stock award grants and our stock price.

Loss on Disposal of Assets

For the three months ended December 31, 2024, we incurred costs of $67,256 related to the disposal of Loop Players. We had no loss on disposal of assets costs for the three months ended December 31, 2023.

Depreciation and Amortization

Our depreciation and amortization expenses for the three months ended December 31, 2024, were $260,978, a decrease of $120,898 or 32% from $381,876 for the three months ended December 31, 2023, primarily driven by the disposal of Loop Players.

Total Other Expense

Our total other expenses for the three months ended December 31, 2024, were $1,060,543, a slight increase of $31,679, or 3%, from $1,028,864 total other expenses for the three months ended December 31, 2023. This increase in other expenses was primarily driven by interest expense.

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

The following table provides a reconciliation of net loss to EBITDA for each of the periods indicated:

	Three Months Ended December 31,
	2024	2023
GAAP net loss	$(4,540,221)	$(5,285,402)
Adjustments to reconcile to EBITDA:
Interest expense	1,060,557	1,002,189
Depreciation and amortization expense*	469,487	1,188,882
Income tax expense/(benefit)	—	—
EBITDA	$(3,010,177)	$(3,094,331)

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

●	Adjusted EBITDA is not measured in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular: Adjusted EBITDA does not reflect the amounts we paid in interest expense on our outstanding debt;

●	Adjusted EBITDA does not include depreciation expense from fixed assets;

●	Adjusted EBITDA does not include amortization expense;

●	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;

●	Adjusted EBITDA does not include the impact of stock-based compensation;

●	Adjusted EBITDA does not include the impact of non-recurring expense;

●	Adjusted EBITDA does not include the impact of the loss on extinguishment of debt; and

●	Adjusted EBITDA does not include the impact of loss on disposal of assets.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended December 31,
	2024	2023
GAAP net loss	$(4,540,221)	$(5,285,402)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense	1,060,557	1,002,189
Depreciation and amortization expense *	469,487	1,188,882
Income tax expense (benefit)	—	—
Stock-based compensation**	1,163,421	1,328,225
Non-recurring expense	384,782	257,242
Loss on extinguishment of debt	—	25,424
Loss on disposal of assets	67,256	—
Other income (expense)	(14)	1,251
Adjusted EBITDA	$(1,394,732)	$(1,482,189)

* Includes amortization of content assets for cost of revenue and operating expenses and ATM facility.

** Includes options, restricted stock units (“RSUs”) and warrants.

Liquidity and Capital Resources

As of December 31, 2024, we had cash of $323,587.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	December 31,
	2024	2023
Net cash used in operating activities	$(2,621,353)	$(1,549,495)
Net cash used in investing activities	(27,600)	(394,401)
Net cash provided by (used in) financing activities	2,147,882	2,686,359
Change in cash	(501,071)	742,463

Cash, beginning of period	824,658	3,068,696
Cash, end of period	$323,587	$3,811,159

Cash Flows for the Three Months Ended December 31, 2024, and 2023

Historically, our principal sources of cash have included revenues from our operations, proceeds from the issuance of our common stock, preferred stock and warrants as well as proceeds from the issuance of debt.

Although historically we have reported significant recurring losses as well as negative cash flows used in operations, we intend to meet future cash requirements and maintain operations by reducing overall operating expenses, continuing to focus on increasing the scope and size of the Partner Platforms and exploring alternative revenue generating sources to generate cash through operations while continuing to fund through financing activities and the use of equity and debt instruments available to us.

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

Net Cash Flow Used in Operating Activities

Our net cash used in operating activities during the three months ended December 31, 2024, was $2,621,353, an increase of $1,071,858, or 69%, from $1,549,495 for the three months ended December 31, 2023, primarily due to a reduction in net loss, driven by lower SG&A expenses, decreased stock compensation expense and amortization of content assets offset by an increase in loss on disposal of assets and a reduction in working capital efficiency, as sales declined.

Net Cash Flow Used in Investing Activities

Our net cash used in investing activities during the three months ended December 31, 2024, was $27,600, a decrease of $366,801, or 93%, from $394,401 for the three months ended December 31, 2023, primarily driven by a decrease in the purchase of property and equipment.

Net Cash Flow Provided by Financing Activities

Our net cash provided by financing activities during the three months ended December 31, 2024, was $2,147,882, a decrease of $538,477, or 20%, from $2,686,359 for the three months ended December 31, 2023, primarily due to decreased proceeds from common stock issuances and decreased net debt proceeds. See “–Future Capital Requirements.”

As a result of the above activities, for the three months ended December 31, 2024, we recorded a cash balance of $323,587, a decrease of $3,487,572, or 92%, from $3,811,159 for the three months ended December 31, 2023.

Future Capital Requirements

We have generated limited revenue, and as of December 31, 2024, our cash totaled $323,587, and we had an accumulated deficit of $157,321,366. We anticipate further losses as well as negative cash flows used in operations in the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of the accompanying condensed consolidated financial statements.

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

We continue to explore potential strategic alternatives to maximize shareholder value as well as evaluate potential financing opportunities. We expect that we will need to raise additional capital in order to sustain our current operations and seek to any growth.

Revolving Lines of Credit

Excel $2.5M Revolving Line of Credit

Effective as of December 14, 2023, we entered into a Secured Revolving Line of Credit Loan Agreement with Excel Family Partners, LLLP, an entity managed by Bruce Cassidy, Executive Chairman of our Board and our majority stockholder (“Excel” and the “Excel $2.5M Revolving Line of Credit Agreement”) for up to a principal sum of $2,500,000, under which we may pay down and re-borrow up to the maximum amount of the $2,500,000 limit (the “Excel $2.5M Revolving Line of Credit”). Our drawdown on the Excel $2.5M Revolving Line of Credit is limited to no more than twenty-five percent (25%) of the last three full months’ revenue, not to exceed $1,250,000 in any quarter, and not to exceed in aggregate the outstanding debt amount of $2,500,000. The Excel $2.5M Revolving Line of Credit is a perpetual loan, with a maturity date that is twelve (12) months from the date of formal notice of termination by Excel, and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to ten percent (10%) per year. Under the Excel $2.5M Revolving Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest was pari passu with the May 13, 2022 Secured Non-Revolving Line of Credit Loan Agreement (the “RAT Non-Revolving Line of Credit Agreement”) entered into with several institutions and individuals (each, a “RAT Lender”) for an aggregate principal amount of $2,200,000 (the “RAT Non-Revolving Line of Credit”) and the May 2023 Secured Line of Credit (as defined below), but was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement (each as defined below). As a result of the GemCap Litigation Settlement, this subordination has fallen away. See “Part II – Other Information – Item 1. Legal Proceedings– The GemCap Litigation.”

Under the terms of the Excel $2.5M Revolving Line of Credit Agreement, on December 14, 2023, we issued to Excel a warrant to purchase up to an aggregate of 3,125,000 shares of our common stock. The warrant has an exercise price of $0.80 per share, which was the closing price of our common stock on December 13, 2023, expires on December 14, 2026, and is exercisable at any time prior to such date, to the extent that after giving effect to such exercise, Excel and its affiliates would beneficially own, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, no more than 29.99% of the outstanding shares of our common stock.

On December 3, 2024, and effective retroactively to July 1, 2024, we entered into a Secured Revolving Line of Credit Loan Agreement Amendment with Excel to extend the date on which the first payment of interest is due by one (1) year, from July 1, 2024, to July 1, 2025.

The Excel $2.5M Revolving Line of Credit had a balance, including accrued interest, amounting to $2,710,368 and $2,646,479 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense for the Excel $2.5M Revolving Line of Credit in the amount of $147,495 and $0 for the three months ended December 31, 2024, and 2023 respectively.

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

Under the GemCap Revolving Line of Credit Agreement, we granted to the Senior Lender a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the loan, our existing secured lenders, some of whom were the RAT Lenders under our RAT Non-Revolving Line of Credit (each as defined below) (collectively, the “Subordinated Lenders”), delivered subordination agreements (the “GemCap Subordination Agreements”) to the Senior Lender. We were permitted to make regularly scheduled payments, including payments upon maturity, to such subordinated lenders and potentially other payments subject to a measure of cash flow and receiving certain financing activity proceeds, in accordance with the terms of the GemCap Subordination Agreements. In connection with the delivery of the GemCap Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our common stock (each, a “Subordination Agreement Warrant”). Each Subordination Agreement Warrant has an exercise price of $5.25 per share, expires on July 29, 2025, and is exercisable at any time prior to such date. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Bruce Cassidy, Executive Chairman of our Board of Directors and our majority stockholder (“Mr. Cassidy”), as directed by its affiliate, Excel Family Partners, LLLP (“Excel”), an entity also managed by Mr. Cassidy, one of the Subordinated Lenders. The Subordinated Lenders receiving warrants for the remaining 104,759 warrant shares were also entitled to receive a cash payment of $22,000 six months from the date of the GemCap Subordination Agreements, representing one percent (1.00%) of the outstanding principal amount of the loan held by such Subordinated Lenders. This cash payment was made to those Subordinated Lenders on January 25, 2023.

Effective July 29, 2024, we entered into Amendment Number 2 to the Loan and Security Agreement, the Loan Agreement Schedule, the Revolving Loan Note and to the other Loan Documents (the “Loan Agreement Amendment No. 2”) to amend certain material terms, including (i) to extend the maturity date of the Loan Agreement by one (1) year, from July 29, 2024, to July 29, 2025, and (ii) to make Retail Media TV, Inc., our wholly-owned subsidiary (“RMTV”), a co-borrower thereunder.

The GemCap Revolving Line of Credit had a balance, including accrued interest, amounting to $0 and $2,916,763 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense for the GemCap Revolving Line of Credit in the amount of $98,367 and $375,630 for the three months ended December 31, 2024, and 2023, respectively.

Pursuant to the Settlement Agreement and Mutual Release entered into between us and GemCap on November 27, 2024 (the “GemCap Litigation Settlement”), all amounts, including principal and accrued interest, owing to GemCap were paid off and all of our obligations to GemCap have been extinguished. See “Part II – Other Information – Item 1. Legal Proceedings– The GemCap Litigation.”

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

The RAT Non-Revolving Line of Credit had a balance, including accrued interest, amounting to $0 and $442,107 as of December 31, 2024, and September 30, 2023, respectively. We incurred interest expense for the RAT Non-Revolving Line of Credit in the amount of $6,583 and $158,977 for the three months ended December 31, 2024, and 2023, respectively.

May 2023 Secured Loan

Effective as of May 10, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “May 2023 Secured Line of Credit Agreement”) with several individuals and institutional lenders for aggregate loans of up to $4.0 million (the “May 2023 Secured Line of Credit”), evidenced by the Secured Non-Revolving Line of Credit Promissory Notes (each a “May 2023 Secured Note” and collectively, the “May 2023 Secured Notes”), also effective as of May 10, 2023. The May 2023 Secured Line of Credit matures twenty-four (24) months from the date of the May 2023 Secured Line of Credit and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to twelve percent (12%) per year. We granted to the lenders under the May 2023 Secured Line of Credit Agreement a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest was pari passu with the RAT Non-Revolving Line of Credit Agreement and the Excel $2.5M Revolving Line of Credit Agreement, but subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement, this subordination has fallen away. See “Part II – Other Information – Item 1. Legal Proceedings– The GemCap Litigation.”

In connection with the May 2023 Secured Line of Credit, on May 10, 2023, we agreed to issue to each lender under the May 2023 Secured Line of Credit Agreement, upon a drawdown, a warrant to purchase up to an aggregate of 369,517 shares of our common stock. Each warrant has an exercise price of $4.33 per share, expires on May 10, 2026, and is exercisable at any time prior to such date.

As of May 10, 2023, Excel had committed to be a lender under the May 2023 Secured Line of Credit Agreement for an aggregate loan of $2.65 million, and as of September 11, 2023, Excel had not loaned any funds under the May 2023 Secured Line of Credit. On May 31, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “Excel $2.2M Secured Line of Credit Agreement”) with Excel for an aggregate principal amount of up to $2,200,000 (the “Excel $2.2M Line of Credit”), evidenced by a Non-Revolving Line of Credit Promissory Note (the “Excel $2.2M Note”). Pursuant to the terms of a Pay Off Letter Agreement with Excel dated September 12, 2023, we refinanced the outstanding principal and interest of the Excel $2.2M Line of Credit to be included as part of the obligations of the May 2023 Secured Line of Credit Agreement. As a result of such refinancing, as of September 12, 2023, no principal or interest remained outstanding under the Excel $2.2M Secured Line of Credit, and the Excel $2.2M Secured Line of Credit Agreement was terminated, and as of September 12, 2023, Excel had loaned $2,266,733 under the May 2023 Secured Line of Credit Agreement and received a warrant to purchase 209,398 shares of our common stock.

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

On December 31, 2023, one of the remaining lenders under the May 2023 Secured Line of Credit converted $101,699.83 in outstanding principal and interest into 127,124 shares of our common stock at a conversion price per share of $0.80. As of December 31, 2024, warrants for a total of 83,142 warrant shares had been issued to the remaining lenders in connection with the May 2023 Secured Line of Credit and remained outstanding.

The May 2023 Secured Loan had a principal balance, including accrued interest, amounting to $885,333 and $885,333 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense for the 2023 Secured Loan in the amount of $80,179 and $92,900 for the three months ended December 31, 2024, and 2023, respectively.

Excel $1.0M Line of Credit

On March 28, 2024, we entered into a Secured Non-Revolving Line of Credit Loan Agreement with Excel, an entity managed by Bruce Cassidy, Executive Chairman of our Board of Directors and our majority stockholder (the “Excel $1.0M Secured Line of Credit Agreement”), for an aggregate principal amount of up to $1,000,000 (the “Excel $1.0M Line of Credit”), evidenced by a Secured Non-Revolving Line of Credit Promissory Note (the “Excel $1.0M Note”). The Excel $1.0M Line of Credit matures one hundred eighty (180) days from the date of the Excel $1.0M Secured Line of Credit Agreement (the “Excel $1.0M Line of Credit Maturity Date”) and accrues interest, payable in arrears on the Excel $1.0M Line of Credit Maturity Date, at a fixed rate of interest equal to twelve percent (12%) per year.

Under the Excel $1.0M Secured Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement, this subordination has fallen away. See “Part II – Other Information – Item 1. Legal Proceedings– The GemCap Litigation.”

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

On December 3, 2024, and effective retroactively to September 24, 2024, we entered into a Secured Non-Revolving Line of Credit Loan Agreement Amendment with Excel and issued to Excel an Amended and Restated Non-Revolving Line of Credit Promissory Note to Excel to extend the Original Excel $1.0M Line of Credit Maturity Date by twelve (12) months, from one hundred eighty (180) days from the date of the Excel $1.0M Secured Line of Credit Agreement to one hundred eighty (180) days plus twelve (12) months from the Excel $1.0M Secured Line of Credit Agreement, or to September 24, 2025. See “—The Excel $1M Line of Credit.”

The Excel $1.0M Line of Credit had a balance, including accrued interest, amounting to $1,092,667 and $1,060,000 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense for the Excel $1.0M Line of Credit in the amount of $32,667 and $0 for the three months ended December 31, 2024, and 2023, respectively.

Convertible Notes

The Bellino Trust $2.0M Convertible Note

On October 18, 2024, we issued a Convertible Promissory Note to the Joseph G. Bellino Trust Dated November 30, 2023 (the “Bellino Trust”), in the principal amount of $2,000,000.00 (the “Bellino Trust $2.0M Convertible Note”). The Bellino Trust $2.0M Convertible Note accrues interest at thirty percent (30%) per annum, and unless converted into our common stock. The entire principal amount of the Bellino Trust $2.0M Convertible Note, plus accrued and unpaid interest, will be due and payable by us on the date that is twelve (12) months after the issue date (the “Bellino Trust Convertible Note Maturity Date”). The Bellino Trust $2.0M Convertible Note is guaranteed personally by Bruce Cassidy, our Executive Chairman and our majority stockholder.

The Bellino Trust shall have the right, at any time, to convert all or any portion of the principal and interest due on the date of conversion into shares of our common stock at a conversion price that is seventy percent (70%) of the lowest volume-weighted average price of the common stock on any trading day during the ten (10) trading days prior to the respective conversion date; provided, however, that the Bellino Trust shall not have the right to convert any portion of the Bellino Trust $2.0M Convertible Note to the extent that after giving effect to such conversion, the Bellino Trust or its affiliates would beneficially own in excess of 29.99% of our outstanding shares of common stock at the time of such conversion (a “Beneficial Ownership Limitation”), as set forth in the Bellino Trust $2.0M Convertible Note. We may prepay the Bellino Trust $2.0M Convertible Note at any time prior to the Bellino Trust Convertible Note Maturity Date, subject to a prepayment fee equal to the aggregate and actual amount of interest remaining to be paid through the Bellino Trust Convertible Note Maturity Date.

The Bellino Trust $2.0M Convertible Note contains customary representations and warranties by us, and provides for certain standard events of defaults, including but not limited to: (i) the failure to pay timely any of the principal or accrued interest due under the Bellino Trust $2.0M Convertible Note or in connection with any other indebtedness on the date the same becomes due and payable; (ii) the occurrence of a default that is not cured in performance of any material covenant or material agreement under the Bellino Trust $2.0M Convertible Note or in connection with any other indebtedness; (iii) the adoption by our Board of Directors or shareholders of a resolution for the liquidation, dissolution or winding up of the Company; (iv) the filing of any petition or action for relief under any bankruptcy, reorganization, insolvency or moratorium law or any other law for the relief of, or relating to, debtors, now or hereafter in effect, or makes any assignment for the benefit of creditors or takes any corporate action in furtherance of any of the foregoing; or (v) the entry of a decree or an order for relief by a court having jurisdiction against or with respect to us in an involuntary case under the federal bankruptcy laws or any state insolvency or similar laws ordering: (a) the liquidation of the Company; (b) a reorganization of the Company or our business and affairs; or (c) the appointment of a receiver, liquidator, assignee, custodian, trustee, or similar official for us or any of our property; and, in any such event, the failure to have such decree, order or appointment discharged or dismissed within sixty (60) days from the date of entry.

The Bellino Trust $2.0M Convertible Note had a balance, including accrued interest, amounting to $2,116,667 and $0 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense for the Bellino Trust $2.0M Convertible Note in the amount of $116,667 and $0 for the three months ended December 31, 2024, and 2023, respectively.

Excel $3.0M Line of Credit Convertible Note

On November 27, 2024, we entered into a Non-Revolving Line of Credit Loan Agreement with Excel (the “Excel $3.0M Line of Credit Loan Agreement”), for an aggregate principal amount of up to $3,000,000 (the “Excel $3.0M Line of Credit”), evidenced by a Line of Credit Convertible Promissory Note (the “Excel $3.0M Line of Credit Convertible Note”).

The Excel $3.0M Line of Credit Convertible Note accrues interest at twenty percent (20%) per annum and unless converted into our common stock. The entire principal amount of the Excel $3.0M Convertible Note, plus accrued and unpaid interest, will be due and payable by us on the date that is twelve (12) months after the issue date (the “Excel $3.0M Convertible Note Maturity Date”); provided, however, that the Excel $3.0M Convertible Note Maturity Date may be extended by an additional twelve (12) months at our request and upon written consent by the Excel, which consent shall not be unreasonably withheld.

Excel shall have the right, at any time, to convert all or any portion of the principal and interest due on the date of conversion into shares of our common stock at a conversion price that is seventy percent (70%) of the lowest volume-weighted average price of the common stock on any trading day during the ten (10) trading days prior to the respective conversion date; provided, however, that Excel shall not have the right to convert any portion of the Excel $3.0M Line of Credit Convertible Note to the extent that after giving effect to such conversion, Excel or its affiliates would beneficially own in excess of 29.99% of our outstanding shares of common stock at the time of such conversion (a “Beneficial Ownership Limitation”), as set forth in the Excel $3.0M Line of Credit Convertible Note. We may prepay the Excel $3.0M Line of Credit Convertible Note at any time prior to the Excel $3.0M Convertible Note Maturity Date. The Excel $3.0M Line of Credit Convertible Note contains customary representations and warranties by us and provides for certain standard events of defaults.

The Excel $3.0M Line of Credit Convertible Note had a balance, including accrued interest, amounting to $3,057,461 and $0 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense for the Excel $3.0M Line of Credit Convertible Note in the amount of $57,461 and $0 for the three months ended December 31, 2024, and 2023, respectively.

Other Debt Instruments

Agile Capital Finding, LLC

Agile $525,000 Loan

On August 26, 2024, we, along with our wholly-owned subsidiary, RMTV, entered into a Subordinated Business Loan and Security Agreement (the “Agile $525,000 Loan Agreement”) with Agile Capital Funding, LLC, a Virginia limited liability company (“Agile”) and Agile Capital Funding, LLC, as collateral agent (the “Agile Collateral Agent”), evidenced by a Subordinated Secured Promissory Note in the principal amount of $525,000 (the “Agile $525,000 Note” and such loan, the “Agile $525,000 Loan”). Principal and interest in the aggregate amount of $756,000 under the Agile $525,000 Note was to be repaid in weekly payments of $27,000 and be repaid on or before the maturity date of March 10, 2025 (the “Agile $525,000 Loan Maturity Date”). We had the ability to prepay the Agile $525,000 prior to the Agile $525,000 Loan Maturity Date, subject to a prepayment fee equal to the aggregate and the actual amount of interest remaining to be paid through the Agile $525,000 Loan Maturity Date. Payments under the Agile $525,000 Note were expressly subordinated to our obligations under the GemCap Revolving Line of Credit Agreement and we granted the Agile Collateral Agent a security interest, for the benefit of the Agile, in certain of our properties, rights and assets, which security interest was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement, this subordination has fallen away. See “Part II – Other Information – Item 1. Legal Proceedings– The GemCap Litigation.”

Pursuant to the terms of the Agile $660,000 Loan (defined below), on December 27, 2024, we refinanced the outstanding principal and interest of the Agile $525,000 Loan, amounting to $297,175.00, to be included as part of the obligations of the Agile $660,000 Loan. See “—Agile $660,000 Loan.” As a result of such refinancing, as of December 31, 2024, no principal or interest remained outstanding under the Agile $525,000 Loan, and the Agile $525,000 Loan Agreement was terminated.

Agile $388,500 Loan

On October 14, 2024, we, along with RMTV, entered into a Subordinated Business Loan and Security Agreement (the “Agile $388,500 Loan Agreement”) with Agile and the Agile Collateral Agent, evidenced by a Subordinated Secured Promissory Note in the principal amount of $388,500 (the “Agile $388,500 Note” and such loan, the “Agile $388,500 Loan”). Principal and interest in the aggregate amount of $559,440 under the Agile $388,500 Note is repaid in weekly payments of $17,482.50 and shall be repaid on or before the maturity date of May 26, 2025 (the “Agile $388,500 Loan Maturity Date”). The Agile $388,500 Note may be prepaid prior to the Agile $388,500 Loan Maturity Date, subject to a prepayment fee equal to the aggregate and the actual amount of interest remaining to be paid through the Agile $388,500 Loan Maturity Date. Payments under the Agile $388,500 Note were expressly subordinated to our obligations under the GemCap Revolving Line of Credit Agreement and we granted the Agile Collateral Agent a security interest, for the benefit of the Agile, in certain of our properties, rights and assets, which security interest was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement, this subordination has fallen away. See “Part II – Other Information – Item 1. Legal Proceedings– The GemCap Litigation.”

The Agile $388,500 Loan had a balance, including accrued interest, amounting to $287,291 and $0 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense for the Agile $388,500 Loan in the amount of $104,617 and $0 for the three months ended December 31, 2024, and 2023, respectively.

Agile $660,000 Loan

On December 27, 2024 (the “Agile $660,000 Agreement Effective Date”), we, along with RMTV, entered into a Subordinated Business Loan and Security Agreement (the “Agile $660,000 Loan Agreement” and together with the Agile $388,500 Loan Agreement, the “Agile Agreements”) with Agile and the Agile Collateral Agent, evidenced by a Subordinated Secured Promissory Note in the principal amount of $660,000 (the “Agile $660,000 Note” and such loan, the “Agile $660,000 Loan”). (The Agile $388,500 Note and the Agile $660,000 Note are together referred to as the “Agile Notes.”) Of the $660,000.00 proceeds from the Agile Loan, $297,175.00 was used to repay the outstanding balance of principal and interest on the Agile $525,000 Loan, with the balance, net an administration fee, of $329,825.00 being used for general operations. Principal and interest in the aggregate amount of $917,400 under the Agile $660,000 Note is repaid in weekly payments of $30,580.00 and shall be repaid on or before the maturity date of July 29, 2025 (the “Agile $660,000 Loan Maturity Date”). The Agile $660,000 Note may be prepaid prior to the Agile $660,000 Loan Maturity Date, subject to a prepayment fee equal to the aggregate and the actual amount of interest remaining to be paid through the Agile $660,000 Loan Maturity Date. The Agile $660,000 Note provides for discounts on prepayment of the Agile $660,000 Loan, including any partial prepayments, as follows: if paid within thirty (30) days of the Agile $600,000 Agreement Effective Date, the total aggregate principal and interest due on the Agile $660,000 Loan would be $759,000.00, and if paid within sixty (60) days of the Agile $600,000 Agreement Effective Date, the total principal and interest due would be $825,000.00. There can be no assurance that we will be able to make any prepayments, in part or in full, within these time frames or at all.

The Agile $660,000 Loan had a balance, including accrued interest, amounting to $666,246 and $0 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense for the Agile $660,000 Loan in the amount of $7,014 and $0 for the three months ended December 31, 2024, and 2023, respectively.

Each of the Agile Agreements contains certain affirmative covenants, including but not limited to delivery of certain financial statements and providing the Agile Lender with prompt notice upon the occurrence of certain events as set forth in the Agile Agreements. We also agreed to certain negative covenants, including but not limited to a prohibition on the creation of additional liens with respect to the collateral and the sale of assets outside of the ordinary course of business, without the prior written consent of the Agile Lender. We granted the Agile Collateral Agent a security interest, for the benefit of the Agile Lender, in certain of our properties, rights and assets, as set forth in each Agile Agreement. The Agile Collateral Agent shall only be permitted to perfect its interest in and file a financing statement upon an Event of Default (as defined in the Agile Agreements).

The Agile Agreements provide for certain standard events of defaults, including but not limited to the (i) failure to make any required payment under the Agile Notes, (ii) occurrence of a material adverse change in the business, operations, or condition of the Company or the Company and our subsidiaries, as a whole, and (iii) the filing of any notice of a lien, levy, or assessment against us or our material subsidiaries by any government agency. In addition to the fixed per annum rate that is otherwise applicable under the Agile Notes, a default interest rate of 5% will become effective upon the occurrence of an event of default under the Agile Notes.

CFG Purchase Agreement

On August 27, 2024, we entered into a Purchase Agreement (the “CFG Purchase Agreement”) with CFG Merchant Solutions, LLC, a Delaware limited liability company, as buyer (“CFG”), and Bruce Cassidy, our Executive Chairman and our majority stockholder, as guarantor (the “CFG Guarantor”). The CFG Purchase Agreement provides for the purchase by CFG of our future receipts (the “Future Receipts”) valued at $962,500 (the “Amount Sold”) for a total purchase price of $700,000 (the “Purchase Price”). The percentage of Future Receipts to be paid back on a daily basis is 14.44% (the “Purchased Percentage”), which equals $4,812.60 (the “Daily Amount”). CFG is entitled to collect the Daily Amounts at the end of each week by debiting our bank account by an amount equaling $24,063 (the “Weekly Payment”) until the Amount Sold is paid in full. We granted the Buyer a security interest in certain of our properties, rights and assets, as set forth in the CFG Purchase Agreement, which security interest was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. See “– Revolving Lines of Credit – GemCap Revolving Line of Credit.” As a result of the GemCap Litigation Settlement, this subordination has fallen away. See “Part II – Other Information – Item 1. Legal Proceedings– The GemCap Litigation.”

The CFG Purchase Agreement contains certain customary covenants, including but not limited to the delivery of financial statements to CFG and providing CFG prompt notice upon the occurrence of certain events as set forth in the CFG Purchase Agreement. We also agreed to certain negative covenants, including but not limited to a prohibition on the creation of additional liens with respect to the collateral and the sale of assets outside of the ordinary course of business, without the prior written consent of CFG. The Guarantor has given a personal guaranty of our performance and obligations under the CFG Purchase Agreement.

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

The CFG Purchase Agreement had a balance, including accrued interest, amounting to $461,558 and $653,414 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense under the CFG Purchase Agreement in the amount of $123,544 and $0 for the three months ended December 31, 2024, and 2023, respectively.

1800 Diagonal Lending, LLC

1800 Diagonal $138,000 Promissory Note

On October 11, 2024, we entered into a Securities Purchase Agreement (the “1800 Diagonal $138,000 Promissory Note Agreement”) with 1800 Diagonal Lending, LLC (the “1800 Diagonal Lender”), pursuant to which the 1800 Diagonal Lender made a loan to us, evidenced by a Promissory Note in the aggregate principal amount of $138,000.00, including an original issue discount of $23,000.00 (the “1800 Diagonal $138,000 Promissory Note”). Under the 1800 Diagonal $138,000 Promissory Note, we are required to make 10 monthly payments of $15,180.00, which includes a one-time interest charge of 10% ($13,800.00). The 1800 Diagonal $138,000 Promissory Note is not secured by any collateral and matures on August 15, 2025.

The 1800 Diagonal $138,000 Promissory Note Agreement had a balance, including accrued interest, amounting to $121,440 and $0 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense under the 1800 Diagonal $138,000 Promissory Note Agreement in the amount of $28,137 and $0 for the three months ended December 31, 2024, and 2023, respectively.

1800 Diagonal $49,200 Bridge Note

On October 11, 2024, we entered into a Securities Purchase Agreement with the 1800 Diagonal Lender (the “1800 Diagonal $49,200 Bridge Note Agreement”) pursuant to which the 1800 Diagonal Lender made a loan to us, evidenced by a Bridge Note in the aggregate principal amount of $49,200.00, including an original issue discount of $23,000.00 (the “1800 Diagonal $49,200 Bridge Note”). Under the 1800 Diagonal $49,200 Bridge Note, we are required to make an initial payment of $27,552.00, which includes a one-time interest charge of 12% ($5,904.00), on April 15, 2025, with four (4) subsequent payments of $6,888.00 due each month thereafter. The 1800 Diagonal $49,200 Bridge Note is not secured by any collateral and matures on August 15, 2025. Payments under the 1800 Diagonal Agreements No. 1 were expressly subordinated to our obligations under the GemCap Revolving Line of Credit Agreement; however, as a result of the GemCap Litigation Settlement, this subordination has fallen away. See “—GemCap Revolving Line of Credit.”

The 1800 Diagonal $49,200 Bridge Note Agreement had a balance, including accrued interest, amounting to $55,104 and $0 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense under the 1800 Diagonal $49,200 Bridge Note Agreement in the amount of $8,800 and $0 for the three months ended December 31, 2024, and 2023, respectively.

1800 Diagonal $31,200 Promissory Note

On December 17, 2024, we entered into a Securities Purchase Agreement (the “1800 Diagonal $31,200 Promissory Note Agreement”) with the 1800 Diagonal Lender, pursuant to which the 1800 Diagonal Lender made a loan to us, evidenced by a Promissory Note in the aggregate principal amount of $31,200.00, including an original issue discount of $5,200.00 (the “1800 Diagonal $31,200 Promissory Note”). Under the 1800 Diagonal $31,200 Promissory Note, we are required to make 10 monthly payments of $3,432.00, which includes a one-time interest charge of 10% ($3,120.00). The 1800 Diagonal $31,200 Promissory Note is not secured by any collateral and matures on October 15, 2025.

The 1800 Diagonal $31,200 Promissory Note Agreement had a balance, including accrued interest, amounting to $34,320 and $0 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense under the 1800 Diagonal $31,200 Promissory Note Agreement in the amount of $3,684 and $0 for the three months ended December 31, 2024, and 2023, respectively.

1800 Diagonal $96,000 Bridge Note

On December 17, 2024, we entered into a Securities Purchase Agreement with the 1800 Diagonal Lender (the “1800 Diagonal $96,000 Bridge Note Agreement” and together with the 1800 Diagonal $138,000 Promissory Note Agreement, the 1800 Diagonal $49,200 Bridge Note Agreement and the 1800 Diagonal $31,200 Promissory Note Agreement, the “1800 Diagonal Loan Agreements”) pursuant to which the 1800 Diagonal Lender made a loan to us, evidenced by a Bridge Note in the aggregate principal amount of $96,000.00, including an original issue discount of $16,000.00 (the “1800 Diagonal $96,000 Bridge Note” and together with the 1800 Diagonal $138,000 Promissory Note, the 1800 Diagonal $49,200 Bridge Note and the 1800 Diagonal $31,200 Promissory Note, each a “1800 Diagonal Note” and collectively, the “1800 Diagonal Notes”). Under the 1800 Diagonal $96,000 Bridge Note, we are required to make an initial payment of $53,760.00, which includes a one-time interest charge of 12% ($11,520.00), on June 15, 2025, with four (4) subsequent payments of $13,440.00 due each month thereafter. The 1800 Diagonal $96,000 Bridge Note is not secured by any collateral and matures on October 15, 2025.

The 1800 Diagonal $96,000 Bridge Note Agreement had a balance, including accrued interest, amounting to $107,520 and $0 as of December 31, 2024, and September 30, 2024, respectively. We incurred interest expense under the 1800 Diagonal $96,000 Bridge Note Agreement in the amount of $13,429 and $0 for the three months ended December 31, 2024, and 2023, respectively.

The 1800 Diagonal Agreements contain certain customary representations, warranties, and covenants made by us, and contain customary events of default. Upon the occurrence and during the continuation of any such event of default, the respective 1800 Diagonal Note will become immediately due and payable, and we are obligated to pay to the 1800 Diagonal Lender an amount equal to 150% times the sum of (w) the then outstanding principal amount of the respective 1800 Diagonal Note No. 1 plus (x) accrued and unpaid interest on the unpaid principal amount of such 1800 Diagonal Note No. 1 to the date of payment plus (y) default interest at 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the 1800 Diagonal Lender pursuant to Article IV of each of the 1800 Diagonal Notes (amounts set forth in clauses (w), (x), (y) and (z) are collectively referred to as the “Default Amount”). If an event of default under a respective 1800 Diagonal Note occurs, the 1800 Diagonal Lender has the right to convert the balance owed pursuant to the respective 1800 Diagonal Note, including the Default Amount, into shares of our common stock at a conversion price equal to 70% of the average of the three (3) lowest trading prices for the common stock during the fifteen (15) trading days prior to the conversion date; provided, however, that each 1800 Diagonal Note contains a beneficial ownership limitation restricting the 1800 Diagonal Lender and its affiliates from owning greater than 4.99% of our outstanding shares of common stock at the time of such conversion, as set forth in each of the 1800 Diagonal Notes.

Repricing and Exercise of Certain Existing Warrants

On December 14, 2023, we agreed to offer to amend certain existing warrants exercisable for an aggregate of up to 4,055,240 shares of our common stock (each such warrant an “Existing Warrant”) to reduce the respective exercise prices thereof to $0.80 per share (such new price being referred to as the “Amended Warrant Exercise Price”), which was the closing price per share of our common stock as quoted on the NYSE American on December 13, 2023, on the condition that the holder of each Existing Warrant would commit to exercise the Existing Warrant within eight (8) business days from the date the warrant holder entered into a binding agreement, or some other number of days to be agreed by the Existing Warrant holder (the “Warrant Reprice Letter Agreement”), paying the aggregate Amended Warrant Exercise Price of each respective Existing Warrant in cash to us (the “Warrant Repricing”). Holders of Existing Warrants had until 4:00 p.m. Eastern Time on December 31, 2023, to enter into a Warrant Reprice Letter Agreement, after which time the original per share warrant exercise price of Existing Warrants would remain unchanged. Existing Warrants exercisable for an aggregate of up to 786,482 shares of our common stock were held by Excel Family Partners, LLLP, and Eagle Investment Group, LLC, entities managed by Bruce Cassidy, Sr., Chairman of our Board of Directors. Existing Warrants exercisable for an aggregate of up to 443,332 shares of our common stock were held by Denise Penz, a member of our Board of Directors. Each of Mr. Cassidy and Ms. Penz entered into Warrant Reprice Letter Agreements to exercise their Existing Warrants, and as of December 31, 2023, each exercised their Existing Warrants resulting in net proceeds to us of $983,851.

As of December 31, 2024, holders of Existing Warrants (including those held by Mr. Cassidy and Ms. Penz) had exercised an aggregate of 1,850,874 shares for an aggregate exercise price of $1,480,699. We do not expect any other warrants to be repriced and exercised under the Warrant Repricing.

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

Pursuant to the Institutional Purchase Agreement, we agreed to sell and issue, in a registered direct offering (the “Registered Offering”) 7,875,000 shares (the “Registered Shares”) of our common stock at a purchase price per share of $0.15 and pre-funded warrants (the “Registered Pre-Funded Warrants”) to purchase up to an aggregate of 1,777,174 shares of common stock (the “Registered Pre-Funded Warrant Shares”) at a purchase price per Registered Pre-Funded Warrant of $0.1499, for aggregate gross proceeds to us of approximately $1.45 million, before deducting placement agent fees and offering expenses payable by us.

Pursuant to the Private Placement Purchase Agreement, in a concurrent private placement (the “Concurrent Private Placement Offering,” together with the Registered Offering, the “Offerings”), we agreed to sell and issue to the Private Placement Entity pre-funded warrants (the “Private Pre-Funded Warrants”) to purchase up to an aggregate of 4,347,826 shares of common stock (the “Private Pre-Funded Warrant Shares”) at a purchase price of $0.2308 per Private Pre-Funded Warrant, for aggregate gross proceeds to us of approximately $1.0 million, before deducting offering expenses payable by us. The Private Pre-Funded Warrants are immediately exercisable at an exercise price of $0.0001 per share and will expire when the Private Pre-Funded Warrants are fully exercised. The Concurrent Private Placement Offering closed on June 10, 2024.

The Purchase Agreements contain customary representations, warranties and agreements from us and the Investors and customary indemnification rights and obligations of the parties. Pursuant to the terms of the Institutional Purchase Agreement, we have agreed to certain restrictions, subject to certain exceptions, on the issuance and sale of our common stock and securities convertible into shares of common stock during the 90-day period following the closing of the Registered Offering. We also agreed not to effect or enter into an agreement to effect any issuance of common stock or any securities convertible into or exercisable or exchangeable for shares of common stock involving a variable rate transaction (as defined in the Institutional Purchase Agreement), subject to certain exceptions, until the six-month anniversary of the closing of the Registered Offering.

In addition, until the date that is the eighteen-month anniversary of the closing of the Registered Offering, the Institutional Investor is entitled to a participation right in any subsequent financing (as defined in the Institutional Purchase Agreement ) effected by us or any of our subsidiaries of common stock or common stock equivalents for cash consideration, or a combination of units thereof, up to an amount equal to 35% of such subsequent financing on the same terms, conditions and price provided for in the subsequent financing, subject to certain carve-outs as set forth in the Institutional Purchase Agreement.

In connection with the Offerings, on May 31, 2024, we also entered into a placement agency agreement (the “Placement Agency Agreement”) with Roth Capital Partners, LLC the “Placement Agent”). Pursuant to the terms of the Placement Agency Agreement, the Placement Agent agreed to use its reasonable best efforts to arrange for the sale of the Registered Shares, the Registered Pre-Funded Warrants, the Registered Pre-Funded Warrant Shares, the Private Pre-Funded Warrants and the Private Pre-Funded Warrant Shares (the “Securities”). We paid the Placement Agent a cash fee equal to 6.5% of the gross proceeds generated from the Offerings and agreed to reimburse the Placement Agent for certain of its expenses in an amount up to $50,000. The Placement Agent did not receive cash placement agent fees on the sale of the Private Pre-Funded Warrants and the Private Pre-Funded Warrant Shares. The Placement Agency Agreement contains customary representations, warranties and agreements from us and the Placement Agent and customary indemnification rights and obligations of the parties.

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

Private Placement Offering

On December 5, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor pursuant to which we sold, in a private placement offering, made pursuant to Section 4(a)(2) under the Securities Act and Rule 506(c) promulgated thereunder, 2,127,659 shares of our common stock, par value $0.0001 per share, at a per share price of $0.0470, the closing price per share as quoted on the OTC Pink Market, on December 4, 2024, for an aggregate purchase price of $100,000.00, which proceeds will be used for general corporate purposes.

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

As of December 31, 2024, our cash totaled $323,587. During the three months ended December 31, 2024, we incurred a net loss of $4,540,221 and used $2,621,353 of cash in operations. We have incurred significant operating losses in the past and, as of December 31, 2024, we had an accumulated deficit of $157,321,366. We do not expect to experience positive cash flows from operations in the near future as we continue to invest in the distribution of our Loop Players and the expansion of our Partner Platforms business.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. The adoption of this standard in the first quarter of 2022 had no impact on our condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for us in the annual period beginning October 1, 2025, though early adoption is permitted. We are still evaluating the presentational effect that ASU 2023-09 will have on our condensed consolidated financial statements, but we expect considerable changes to our income tax footnote.

Recently Adopted Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2022. We are currently evaluating the impact of this standard on our condensed consolidated financial statements and related disclosures. We adopted this ASU as of October 1, 2023, and there is no material impact to our financial statements as of December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding such required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer have evaluated such disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures were effective as of December 31, 2024.

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

The GemCap Litigation

On October 29, 2024, we, along with our wholly-owned subsidiary, Retail Media TV, Inc., received a notice and reservation of rights letter (the “Reservation of Rights Notice”) from GemCap Solutions, LLC (“GemCap” or the “Senior Lender”) under its revolving line of credit facility (the “GemCap Revolving Line of Credit Agreement”) informing us that events of default had occurred and were continuing under the GemCap Revolving Line of Credit Agreement as a result our incurrence of indebtedness under the Bellino Trust Convertible Note, which, was not expressly subordinated to our indebtedness to the Senior Lender pursuant to a subordination agreement in form and substance satisfactory to the Senior Lender.

On November 5, 2024, we received an acceleration notice (the “Acceleration Notice”) from GemCap demanding payment of the full amount outstanding on the Revolving Loan Facility by 5:00 p.m. Central time on November 8, 2024 (the “Demand”). On November 7, 2024, the Senior Lender orally agreed to suspend the Demand deadline to allow us to enter into negotiations with it for a forbearance of the Demand for a period of time to work toward a mutually agreeable resolution. On November 13, 2024, GemCap rescinded its offer to negotiate a forbearance of the Demand and delivered to us the Lender a Notice of Secured Party Public Sale Pursuant to Section 9-610 of the Uniform Commercial Code (“UCC” and such notice, the “Public Sale Notice”) purporting to set a sale, under the UCC, of our personal property in order to foreclose the security interest it held in and to our assets. Concurrently with the delivery of the Public Sale Notice, GemCap issued a press release announcing the same.

Also on November 13, 2024, we filed a lawsuit in the United States District Court for the Western District of Texas San Antonio Division (the “US District Court”) seeking relief against GemCap for breach of contract and breach of implied duty of good faith and fair dealing, and an Application for an Emergency Temporary Restraining Order and Preliminary Injunction seeking preliminary injunctive relief to prevent GemCap from exercising or continuing to exercise its default remedies under the Loan Documents (the “Federal Court Lawsuit”). On November 15, 2024, the US District Court issued an order (the “US District Court Order”) regarding our application for preliminary injunctive relief, granting in part our application, temporarily enjoining GemCap from auctioning our personal property, but denied the application in all other respects.

Following receipt of notice that the US District Court lacked subject matter jurisdiction to hear our Federal Court Lawsuit, we filed a Notice of Voluntary Dismissal in the US District Court and on November 21, 2024, we refiled our lawsuit and application for temporary and permanent injunctive relief in the District Court for Bexar County, Texas (the “State Court Lawsuit”). On November 25, 2024, GemCap filed a counterclaim against us, claiming breach of contract and common law fraud and seeking economic and exemplary damages, as well as fees and costs (the “GemCap Counterclaim”). On the same day, we were granted a hearing in the Bexar County District Court in San Antonio, at which our petition for temporary relief was denied (the “Texas State Court Order”).

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K filed with the SEC on December 12, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on December 12, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 5, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor pursuant to which we sold, in a private placement offering, made pursuant to Section 4(a)(2) under the Securities Act and Rule 506(c) promulgated thereunder, 2,127,659 shares of our common stock, par value $0.0001 per share, at a per share price of $0.0470, the closing price per share as quoted on the OTC Pink Market, on December 4, 2024, for an aggregate purchase price of $100,000, which proceeds will be used for general corporate purposes. The Purchase Agreement includes customary representations, warranties and covenants by us.

Item 3. Defaults Upon Senior Securities.

There were no material defaults regarding payments of principal and interest that exceeded 5% of our total assets.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)

Amendment to Bylaws

On January 31, 2025, our Board of Directors approved Amendment No. 1 to Amended and Restated Bylaws (“Amendment No. 1”) to Articles IV and V of our Amended and Restated Bylaws (the “Bylaws”) to provide additional flexibility to us as permitted by the Nevada Revised Statutes (“NRS”), specifically as follows: (i) common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors which authorizes, approves or ratifies a contract or transaction, and if the votes of the common or interested directors are not counted at the meeting, then a majority of the disinterested directors may authorize, approve or ratify a contract or transaction; (ii) any written consent of the Board of Directors or any committee thereof is not required to be signed by any common or interested director (as defined in the NRS), if the requirements of Section 78.315(2) of the NRS are satisfied, and such common or interested director shall be ignored for purposes of determining whether all of the members of the Board or of such committee have executed such consent; and (iii) common or interested members of the committee may be counted in determining the presence of a quorum at a meeting of the committee which authorizes, approves or ratifies a contract or transaction, and if the votes of the common or interested members of the committee are not counted at the meeting, then a majority of the disinterested members of the committee may authorize, approve or ratify a contract or transaction. The amendment became effective as of January 31, 2025. Amendment No. 1 is filed herewith as Exhibit 3.1 and is incorporated herein by reference.

Indemnification Agreement

On January 31, 2025, our Board of Directors approved a form of indemnification agreement (the “Indemnification Agreement”), which supersedes all prior agreements and understandings between the parties, oral or written with respect to the subject matter of the Indemnification Agreement. Effective February 1, 2025, we entered into the Indemnification Agreement with each of the current directors and executive officers, as well as Jon Niermann, our Founder and former Chief Executive Officer, and Neil Watanabe, our former Chief Financial Officer (collectively, the “Indemnitees”).

Pursuant to and subject to the terms, conditions and limitations set forth in the Indemnification Agreement, we will indemnify each Indemnitee, against any and all expenses incurred in connection with the Indemnitee’s service as our director, trustee, general partner, managing member, officer, employee, agent or fiduciary of ours or any other corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise of which Indemnitee is or was serving at our request as a director, trustee, general partner, managing member, officer, employee, agent or fiduciary, but only if the Indemnitee acted in good faith and in a manner he reasonably believed to be in or not opposed to our best interest, and in the case of a criminal proceeding, had no reasonable cause to believe that his conduct was unlawful. Additionally, the Indemnification Agreement establishes processes and procedures for indemnification claims, advancement of expenses and costs and contribution obligations. The Indemnification Agreement does not exclude any other rights to indemnification or advancement of expenses to which the Indemnitee may be entitled, including any rights arising under applicable law, our Certificate of Incorporation or Bylaws, a vote of stockholders or a resolution of directors or otherwise.

The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement, which is attached hereto as Exhibit 10.13 to this Report and incorporated herein by reference.

Capital Foundry

Effective as of February 3, 2025, we entered into a Loan and Security Agreement with Capital Foundry Funding, LLC (“Capital Foundry” and such agreement, the “Capital Foundry Loan Agreement”) for a revolving line of credit facility for the principal sum of up to two million dollars ($2.0 million) (the “Capital Foundry Loan”), evidenced by a Promissory Note (the “Capital Foundry Note”), also effective as of February 3, 2025. As of the date of this Report, we have not yet borrowed under the Capital Foundry Loan.

The Loan matures on February 2, 2028, or if the term of the Capital Foundry Loan Agreement has been extended, the end of the then current Renewal Term (as such term is defined in the Capital Foundry Loan Agreement) and accrues interest on the unpaid principal balance of advances, payable monthly in arrears, at an annual rate equal to the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) seven hundred fifty (750) basis points (7.5%) per annum.

Under the Loan Agreement, we granted to Capital Foundry a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the Capital Foundry Loan, certain of our existing secured lenders, including Excel Family Partners, LLLP, and certain equipment financing lenders, have delivered subordination agreements to Capital Foundry (each lender, a “Subordinated Lender” and together, the “Subordinated Lenders”), in form and substance satisfactory, and on terms acceptable, to Capital Foundry (each a “Subordination Agreement”).

The descriptions of the Capital Foundry Loan Agreement and the Capital Foundry Note are qualified in their entirety by reference to the full texts of the Capital Foundry Loan Agreement and the Capital Foundry Note, which are incorporated by reference herein. Copies of the Capital Foundry Loan Agreement and the Capital Foundry Note are included herein as Exhibits 10.14 and 4.10, respectively.

Earnings Releases and Calls

On January 31, 2025, our Board of Directors determined that effective as of the date of this Report and going forward, in an effort to further reduce our ongoing costs, we will issue press releases and host conference calls regarding our financial and operating results only on an annual basis to announce our full fiscal year and fiscal fourth quarter financial results.We will continue to file our quarterly financial and operating results in our Quarterly Reports on Form 10-Q with the SEC, so the information will still be publicly available.

(b) None.

(c) None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended December 31, 2024 (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1*	Amendment No. 1 to Amended and Restated Bylaws, effective as of January 31, 2025.

4.1	Agile Note issued by the Company and Retail Media in favor of the Agile Lender, dated October 14, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 18, 2024).

4.2	1800 Diagonal Promissory Note issued by the Company in favor of the 1800 Diagonal Lender, dated October 11, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 18, 2024).

4.3	1800 Diagonal Bridge Note issued by the Company in favor of the 1800 Diagonal Lender, dated October 11, 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 18, 2024).

4.4	Convertible Note issued by the Company in favor of the Joseph G. Bellino Trust Dated November 30, 2023, dated October 18, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 24, 2024).

4.5	Excel $3.0M Line of Credit Convertible Note, effective November 27, 2024, executed by the Company in favor of Excel (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 4, 2024).

4.6	Excel $1.0M Amended and Restated Note, effective retroactively to September 24, 2024, executed by the Company in favor of Excel (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 4, 2024).

4.7	1800 Diagonal Promissory Note issued by the Company in favor of the 1800 Diagonal Lender, dated December 17, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 23, 2024).

4.8	1800 Diagonal Bridge Note issued by the Company in favor of the 1800 Diagonal Lender, dated December 17, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 23, 2024).

4.9	Agile Note issued by the Company and Retail Media in favor of the Agile Lender, dated December 27, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 3, 2025).

4.10*	Capital Foundry Note issued by the Company in favor of Capital Foundry, dated February 3, 2025.

10.1	Separation Agreement, effective October 4, 2024, between the Company and Mr. Watanabe (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2024).

10.2	Interim CFO Employment Letter Agreement, effective October 1, 2024, between the Company and Mr. Olgun (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2024).

10.3	Agile Agreement among the Company, Retail Media, the Agile Lender and the Agile Collateral Agent, dated October 14, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2024).

10.4	1800 Diagonal Promissory Note Agreement by and between the Company and the 1800 Diagonal Lender, dated October 11, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 18, 2024).

10.5	1800 Diagonal Bridge Note Agreement by and between the Company and the 1800 Diagonal Lender, dated October 11, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 18, 2024).

10.6	Settlement Agreement and Mutual Release entered into by Loop Media, RMTV and GemCap Solutions, LLC, dated November 27, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 27, 2024).

10.7	Excel $3.0M Line of Credit Loan Agreement, effective November 27, 2024, by and between the Company and Excel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 4, 2024).

10.8	Excel $2.5M Line of Credit Amendment, entered into on December 3, 2024, and effective retroactively to July 1, 2024, by and between the Company and Excel (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 4, 2024).

10.9	Excel $1.0M Line of Credit Amendment, entered into on December 3, 2024, and effective retroactively to September 24, 2024, by and between the Company and Excel (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 4, 2024).

10.10	1800 Diagonal Promissory Note Agreement by and between the Company and the 1800 Diagonal Lender, dated December 17, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2024).

10.11	1800 Diagonal Bridge Note Agreement by and between the Company and the 1800 Diagonal Lender, dated December 17, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2024).

10.12	Agile Agreement among the Company, Retail Media, the Agile Lender and the Agile Collateral Agent, dated December 27, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2025).

10.13*	Form of Indemnification Agreement

10.14*	Loan and Security Agreement by and between the Company and Capital Foundry, dated February 3, 2025

31.1*	Certification of Principal Executive Officer pursuant to pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

#	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

†	Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Loop Media, Inc., a Nevada corporation
(Registrant)

Date: February 4, 2025	By:	/s/ Justis Kao
Justis Kao
Interim Chief Executive Officer
(Principal Executive Officer)

Date: February 4, 2025	By:	/s/ Ari Olgun
Ari Olgun
Interim Chief Financial Officer
(Principal Financial Officer)

