Form 10-Q
period 2025-03-31
Loop Media, Inc.
filed 2025-05-15
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

As of May 14, 2025, the registrant had 110,985,208 shares of common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2025	2024
	(UNAUDITED)
ASSETS
Current assets
Cash	$425,646	$824,658
Accounts receivable, net	1,559,249	3,162,573
Prepaid expenses and other current assets	728,350	692,476
Content assets – current	296,804	393,012
Total current assets	3,010,049	5,072,719
Non-current assets
Deposits	27,260	7,266
Content assets – non-current	88,569	222,401
Property and equipment, net	1,244,057	1,670,253
Right-of-use assets	139,521	173,354
Intangible assets, net	309,222	365,444
Total non-current assets	1,808,629	2,438,718
Total assets	$4,818,678	$7,511,437
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$8,074,291	$6,250,106
Accrued liabilities	2,936,348	2,911,868
Accrued royalties and revenue share	5,541,760	7,078,064
Equipment financing liability – current	538,918	200,596
License content liabilities – current	261,659	419,564
Deferred income	5,126	60,017
Lease liability – current	72,938	69,395
Revolving line of credit – current	—	2,837,479
Non-revolving line of credit – current	762,546	1,090,189
Non-revolving line of credit, related party – current	—	1,000,000
Convertible debt – current	2,000,000	—
Convertible debt, related party – current	3,000,000	—
Other debt – current	1,599,602	1,091,771
Total current liabilities	24,793,188	23,009,049
Non-current liabilities
License content liabilities – non-current	—	110,000
Equipment financing liability – non-current	769,995	309,761
Lease liability – non-current	66,583	103,959
Revolving line of credit – non-current	875,595	—
Revolving line of credit, related party – non-current	1,930,043	1,762,831
Total non-current liabilities	3,642,216	2,286,551
Total liabilities	28,435,404	25,295,600

Commitments and contingencies (Note 9)

Stockholders’ deficit
Common Stock, $0.0001 par value per share, 225,000,000 shares authorized, 110,985,208 and 80,825,910 shares issued and outstanding as of March 31, 2025, and September 30, 2024, respectively	11,099	8,082
Additional paid-in capital	137,927,194	134,988,900
Accumulated deficit	(161,555,019)	(152,781,145)
Total stockholders’ deficit	(23,616,726)	(17,784,163)
Total liabilities and stockholders’ deficit	$4,818,678	$7,511,437

See the accompanying notes to the unaudited condensed consolidated financial statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenue	$1,680,916	$4,002,463	$5,411,639	$14,173,719
Cost of revenue
Cost of revenue – Advertising and Legacy and other revenue	1,269,537	2,833,024	3,359,355	8,572,733
Cost of revenue – depreciation and amortization	178,531	751,276	387,040	1,558,284
Total cost of revenue	1,448,068	3,584,300	3,746,395	10,131,017
Gross profit	232,848	418,163	1,665,244	4,042,702

Operating expenses
Sales, general and administrative	2,544,094	5,735,694	5,964,513	11,906,671
Stock-based compensation – sales, general and administrative	581,794	1,112,137	1,745,215	2,440,362
Depreciation and amortization	247,783	413,197	508,761	795,072
Loss on disposal of assets	50,553	—	117,809	—
Total operating expenses	3,424,224	7,261,028	8,336,298	15,142,105

Loss from operations	(3,191,376)	(6,842,865)	(6,671,054)	(11,099,403)

Other income (expense)
Interest expense	(1,042,277)	(729,274)	(2,102,834)	(1,731,464)
Other income (expense)	—	1,506	14	(25,168)
Total other expense	(1,042,277)	(727,768)	(2,102,820)	(1,756,632)
Loss before income taxes	$(4,233,653)	$(7,570,633)	$(8,773,874)	$(12,856,035)
Income tax expense	—	—	—	—
Net loss	$(4,233,653)	$(7,570,633)	$(8,773,874)	$(12,856,035)

Basic and diluted net loss per common share (Note 2)	$(0.05)	$(0.11)	$(0.09)	$(0.19)

Weighted average number of common shares outstanding	93,759,525	71,010,998	94,279,620	68,887,644

See the accompanying notes to the unaudited condensed consolidated financial statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED MARCH 31, 2025, AND 2024

(UNAUDITED)

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balances, September 30, 2024	80,825,910	$8,082	$134,988,900	$(152,781,145)	$(17,784,163)
Stock-based compensation	—	—	1,163,421	—	1,163,421
Shares issued for capital raise costs	2,127,659	213	99,787	—	100,000
Net loss	—	—	—	(4,540,221)	(4,540,221)
Balances, December 31, 2024	82,953,569	$8,295	$136,252,108	$(157,321,366)	$(21,060,963)
Stock-based compensation	—	—	581,794	—	581,794
Shares issued for debt conversion	26,261,905	2,626	1,100,374	—	1,103,000
Shares issued for vested RSUs	1,769,734	178	(178)	—	—
Share issuance costs for vested RSUs	—	—	(6,904)	—	(6,904)
Net loss	—	—	—	(4,233,653)	(4,233,653)
Balances, March 31, 2025	110,985,208	$11,099	$137,927,194	$(161,555,019)	$(23,616,726)

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balances, September 30, 2023	65,620,151	$6,562	$123,462,648	$(128,285,543)	$(4,816,333)
Stock-based compensation	—	—	1,287,390	—	1,287,390
Warrants issued for debt	—	—	1,003,269	—	1,003,269
Warrants issued for consulting fees	—	—	40,835	—	40,835
Shares issued for consulting fees	311,889	31	124,101	—	124,132
Shares issued for debt conversion	3,037,895	304	2,455,437	—	2,455,741
Shares issued for capital raise costs	30,405	3	22,497	—	22,500
Shares issued upon warrant exercises	1,850,874	185	1,480,514	—	1,480,699
Net loss	—	—	—	(5,285,402)	(5,285,402)
Balances, December 31, 2023	70,851,214	$7,085	$129,876,691	$(133,570,945)	$(3,687,169)
Stock-based compensation	—	—	1,271,070	—	1,271,070
Shares issued for vested RSUs	292,117	29	(29)	—	—
Shares issued for capital raise costs	30,405	3	22,526	—	22,529
Net loss	—	—	—	(7,570,633)	(7,570,633)
Balances, March 31, 2024	71,173,736	$7,117	$131,170,258	$(141,141,578)	$(9,964,203)

See the accompanying notes to the unaudited condensed consolidated financial statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,773,874)	$(12,856,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	459,001	1,200,041
Depreciation and amortization expense, PPE	508,761	676,017
Amortization of deferred ATM cost	—	119,055
Amortization of content assets	387,040	1,558,283
Amortization of right-of-use assets	42,569	10,379
Bad debt expense	139,114	677,882
Loss on extinguishment of debt converted to equity	—	25,424
Loss on disposal of assets	117,809	—
Stock-based compensation	1,745,215	2,440,362
Shares issued for consulting fees	—	124,132
Change in operating assets and liabilities:
Accounts receivable	1,464,210	1,961,711
Inventory	(2,455)	7,604
Prepaid expenses	(34,966)	312,880
Deposit	(19,994)	2,086
Accounts payable	2,670,623	3,509,252
Accrued liabilities	88,554	(1,945,652)
Accrued royalties and revenue share	(1,536,304)	326,279
License content liability	(391,334)	(751,100)
Operating lease liabilities	(42,569)	(10,379)
Equipment financing liability	—	112,379
Deferred income	(54,891)	52,983
NET CASH USED IN OPERATING ACTIVITIES	(3,233,491)	(2,446,417)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(61,594)	(473,562)
NET CASH USED IN INVESTING ACTIVITIES	(61,594)	(473,562)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, registered direct offering	100,000	—
Proceeds from exercise of warrants	—	1,480,699
Proceeds from convertible debt	5,000,000	—
Proceeds from other debt	2,162,900	—
Proceeds from lines of credit	2,846,040	19,793,104
Repayments on lines of credit	(5,235,069)	(19,001,212)
Repayments on other debt	(1,578,914)	—
Repayments on equipment financing	(130,442)	—
Shares withheld for taxes for vested RSUs	—	(56,045)
Deferred costs	—	(167,904)
Debt issuance costs	(268,442)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,896,073	2,048,642

Change in cash and cash equivalents	(399,012)	(871,337)
Cash, beginning of period	824,658	3,068,696
Cash, end of period	$425,646	$2,197,359

SUPPLEMENTAL DISCLOSURES OF CASH FLOW STATEMENTS
Cash paid for interest	$1,164,760	$511,738
Cash paid for income taxes	$5,313	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for debt conversion	$1,103,000	$2,455,741
Shares withheld for taxes for vested RSUs	$6,904	$—
Unpaid additions to licensed content and internally developed content	$—	$200,167
Unpaid deferred costs	$—	$36,625
Unpaid additions to property and equipment	$592,373	$30,820
Leased assets obtained in exchange for new operating lease liabilities	$215,924	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 1. BUSINESS

Loop Media, Inc., a Nevada corporation (collectively, “Loop Media,” the “Company,” “we,” “us” or “our”), is a multichannel digital video platform media company that uses marketing technology, or “MarTech,” to generate our revenue and offer our services. Our technology and vast library of videos and licensed content enable us to curate and distribute short-form videos to connected televisions (“CTV”) in out-of-home (“OOH”) dining, hospitality and retail establishments, convenience stores and other locations and venues to enable the operators of those locations to inform, entertain and engage their customers. Our technology also provides businesses the ability to promote and advertise their products via digital signage and provides third-party advertisers with a targeted marketing and promotional tool for their products and services. We also allow our business clients to access our service without advertisements by paying a monthly subscription fee. In the first and second quarter of fiscal year 2025, we continued to work toward the expansion of our subscription offerings, including a two-tier music video service offering, which included a “primary tier” consisting of fewer than 10 music video channels provided under a free ad-based service, and a “premium tier” of the full library of curated music video channels provided under a subscription service. We also provided a non-music subscription offering that included a number of live channels ranging from live sports events to news and culture offerings.

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

As of March 31, 2025, we had approximately 122,000 active Loop Players and Partner Screens across the Loop Platform, which included 21,035 quarterly active Loop Players (we refer to our quarterly active units herein as “QAUs”), across our O&O Platform, representing a decrease of 2,190 from the 23,225 for the three months ended December 31, 2024, and approximately 101,000 Partner Screens across our Partner Platforms, representing an increase of approximately 41,000 Partner Screens from the approximately 60,000 for the three months ended December 31, 2024.

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

Our primary source of operating funds since inception has been cash proceeds from the sale of our common stock and debt and equity financing transactions. Our ability to continue as a going concern is dependent upon our ability to generate sufficient revenue and our ability to raise additional funds from equity investments and debt transactions while maintaining reduced spending levels. We continue to explore potential strategic alternatives to maximize shareholder value and to evaluate potential financing opportunities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The (a) unaudited condensed consolidated balance sheet as of March 31, 2025, (b) audited condensed consolidated balance sheet as of September 30, 2024, and (c) unaudited condensed consolidated interim financial statements for the six months ended March 31, 2025, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2025, are not necessarily indicative of results that may be expected for the year ending September 30, 2025.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2024, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on December 12, 2024.

Basis of presentation

The unaudited condensed consolidated financial statements include our accounts and our wholly-owned subsidiary Retail Media TV, Inc. As of March 31, 2025, wholly-owned subsidiary EON Media Group Pte. Ltd. had been liquidated and wound up. The unaudited condensed consolidated financial statements are prepared using the accrual basis of accounting in accordance with US GAAP. All inter-company transactions and balances have been eliminated on consolidation.

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

Cash

Cash and cash equivalents include all highly liquid monetary instruments with original maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits. We maintain our cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, our cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits. We have not experienced any losses on such accounts. On March 31, 2025, and September 30, 2024, we had no cash equivalents.

As of March 31, 2025, and September 30, 2024, approximately $127,636 and $490,195, respectively, of cash exceeded the FDIC insurance limits.

Accounts receivable

Accounts receivable represent amounts due from customers. We assess the collectability of receivables on an ongoing basis. A provision for the impairment of receivables involves significant management judgment and includes the review of individual receivables based on individual customers, current economic trends and analysis of historical bad debts. As of March 31, 2025, and September 30, 2024, we recorded an allowance for expected credit losses of $139,114 and $708,990, respectively.

Concentration of credit risk

During the six months ended March 31, 2025, we had two customers which individually comprised greater than 10% of net revenue. These customers represented 22% and 16% of net revenue, respectively. No other customer accounted for more than 10% of net revenue during the six months ended March 31, 2025.

During the six months ended March 31, 2024, we had two customers which each individually comprised greater than 10% of net revenue. These customers represented 24% and 16% of net revenue, respectively. No other customer accounted for more than 10% of net revenue during the six months ended March 31, 2024.

As of March 31, 2025, one customer accounted for a total of 41% of our accounts receivable and accrued revenue (expected to be collected within one year) balance. No other customer accounted for more than 10% of total accounts receivable and accrued revenue (expected to be collected within one year) as of March 31, 2025.

As of March 31, 2024, one customer accounted for a total of 16% of our accounts receivable and accrued revenue (expected to be collected within one year) balance. No other customer accounted for more than 10% of total accounts receivable and accrued revenue (expected to be collected within one year) as of March 31, 2024.

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

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for as a single lease component. For lease agreements with terms less than twelve (12) months, we have elected the short-term lease measurement and recognition exemption, and we recognize such lease payments on a straight-line basis over the lease term.

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

Advertising and marketing costs for the three months ended March 31, 2025, and 2024, were $263,419 and $1,747,971, respectively.

Advertising and marketing costs for the six months ended March 31, 2025, and 2024, were $696,826 and $3,926,219, respectively.

Revenue recognition

We recognize revenue in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration we expect to receive in exchange for those products. In instances where final acceptance of the product is specified by the client, revenue is deferred until all acceptance criteria have been met. For example, we bill subscription services in advance of when the service is performed and revenue is treated as deferred revenue until the service is performed and/or the performance obligation is satisfied. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of our products and services to clients in return for expected consideration and includes the following elements:

●	executed contracts with our customers that we believe are legally enforceable;

●	identification of performance obligations in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation of the transaction price to each performance obligation; and

●	recognition of revenue only when we satisfy each performance obligation.

Our revenue can be categorized into two revenue streams: Advertising revenue and Legacy and other revenue.

The following table disaggregates our revenue by major type for each of the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Advertising revenue	$1,361,139	$3,544,992	$4,764,585	$12,939,756
Legacy and other revenue	319,776	457,471	647,054	1,233,963
Total	$1,680,916	$4,002,463	$5,411,639	$14,173,719

Performance obligations and significant judgments

Our performance obligations and recognition patterns for each revenue stream are as follows:

Advertising revenue

For the three months ended March 31, 2025, and 2024, advertising revenue accounted for 81% and 89%, respectively, of our revenue and included revenue from direct programmatic and local advertising, as well as sponsorships.

For the six months ended March 31, 2025, and 2024, advertising revenue accounted for 88% and 91%, respectively, of our revenue and included revenue from direct programmatic and local advertising, as well as sponsorships.

For all advertising revenue sources, we evaluate whether we should be considered the principal (i.e., report revenues on a gross basis) or an agent (i.e., report revenues on a net basis). Our role as principal or agent differs based on our performance obligation for each revenue share arrangement.

For both the O&O and Partner Platforms businesses, advertising inventory provided to advertisers through the use of an advertising demand partner or agency, with whose fees or commission is calculated based on a stated percentage of gross advertising spending, we are considered the agent and our revenues are reported net of agency fees and commissions. We are considered the agent because the demand partner or agency controls all aspects of the transaction (i.e., pricing risk, inventory risk, obligation for fulfillment) except for the devices used to show the advertisements, therefore we report this advertising revenue net of agency fees and commissions.

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

Legacy and other business revenue

For the three months ended March 31, 2025, and 2024, legacy and other business revenue accounted for the remaining 19% and 11%, respectively, of total revenue and included streaming services, subscription content services, and hardware delivery, as described below.

For the six months ended March 31, 2025, and 2024, legacy and other business revenue accounted for the remaining 12% and 9%, respectively, of total revenue and included streaming services, subscription content services, and hardware delivery, as described below:

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

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable shares of common stock.

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator.

The following securities are excluded from the calculation of weighted average diluted shares at March 31, 2025, and September 30, 2024, respectively, because their inclusion would have been anti-dilutive.

	March 31,	September 30,
	2025	2024
Options to purchase common stock	5,808,442	7,674,756
Warrants to purchase common stock	4,745,475	4,782,216
Restricted Stock Units (RSUs)	2,114,491	4,163,270
Convertible debentures	5,538,162	—
Series A preferred stock	—	—
Series B preferred stock	—	—
Total common stock equivalents	18,206,570	16,620,242

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

For the three and six months ended March 31, 2025, and 2024, a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our common stock is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Numerator:
Net loss	$(4,233,653)	$(7,570,633)	$(8,773,874)	$(12,856,035)
Plus: Deemed dividend on warrants	—	—	—	(419,939)
Net loss attributable to common stockholders	$(4,233,653)	$(7,570,633)	$(8,773,874)	$(13,275,974)

Denominator:
Weighted average number of common shares outstanding	93,759,525	71,010,998	94,279,620	68,887,644

Basic and diluted net loss per common share	(0.05)	(0.11)	$(0.09)	$(0.19)

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

Cost saving measures

As previously disclosed, we took steps in fiscal years 2023 and 2024 to increase efficiency and cut costs, while maintaining our focus on, and dedication to, the continued growth of our business. These cuts and adjustments across several aspects of our business, including reductions in headcount and organizational restructuring, were implemented through the first half of fiscal 2025 and continue through the date of this Report.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the previously reported financial position, results of operations, or cash flows.

Recently adopted accounting pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, that would enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts such as depreciation, amortization and depletion expense to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. Effective January 1, 2025, we adopted this ASU and there is no material impact to our condensed consolidated financial statements and related disclosures as of March 31, 2025.

Recent accounting pronouncements

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

As of March 31, 2025, content assets were recorded on our condensed consolidated balance sheets as follows:

March 31, 2025
Content assets, net – current	$296,804
Content assets, net - noncurrent	88,569
Total	$385,373

Of the $88,569 recorded as content asset, net – noncurrent, $88,569 was internally-developed content asset, net.

We recorded amortization expense in cost of revenue, in the condensed consolidated statements of operations, related to capitalized content assets:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Licensed content assets	$160,316	$733,061	$350,610	$1,521,853
Internally-developed assets	18,215	18,215	36,430	36,430
Total	$178,531	$751,276	$387,040	$1,558,283

Our content license contracts are typically two to three years. The amortization expense for the next three years for capitalized content assets as of March 31, 2025:

	Fiscal Year 2025	Fiscal Year 2026	Fiscal Year 2027	Fiscal Year 2028
Licensed content assets	$210,804	$86,000	$—	$—
Internally-developed assets	32,510	27,559	19,000	9,500
Total	$243,314	$113,559	$19,000	$9,500

License Content Liabilities

At March 31, 2025, we had obligations on our condensed consolidated balance sheets comprised of:

March 31, 2025
License content liability – current	$261,659
License content liability – noncurrent	—
License content liability in accounts payable	592,373
Total	$854,032

Payments for content liabilities for the six months ended March 31, 2025, were $217,834. The expected timing of the remaining payments for these content obligations is as follows:

	Fiscal Year 2025	Fiscal Year 2026
Licensed content liabilities	$195,002	$66,657

NOTE 4. PROPERTY AND EQUIPMENT

Our property and equipment, net consisted of the following as of March 31, 2025, and September 30, 2024:

	March 31,	September 30,
	2025	2024
Loop Players	$1,561,682	$1,670,857
Equipment	511,949	539,979
Software	955,846	895,846
	3,029,477	3,106,682
Less: accumulated depreciation	(1,785,420)	(1,436,429)
Total property and equipment, net	$1,244,057	$1,670,253

Depreciation expense, calculated using straight line method, was charged to operations as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Depreciation expense	$219,672	$322,706	$452,539	$619,796

NOTE 5. INTANGIBLE ASSETS

Our intangible assets, each definite lived assets, consisted of the following as of March 31, 2025, and September 30, 2024:

	Useful life	March 31, 2025	September 30, 2024
Customer relationships	nine years	$1,012,000	$1,012,000
Content library	two years	198,000	198,000
Total intangible assets, gross		1,210,000	1,210,000

Less: accumulated amortization		(900,778)	(844,556)
Total		(900,778)	(844,556)
Total intangible assets, net		$309,222	$365,444

Amortization expense was charged to operations as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Amortization expense	$28,111	$28,111	$56,222	$56,222

Annual amortization expense for the next five years and thereafter is estimated as:

Remaining in fiscal year 2025	$56,222
2026	112,444
2027	112,444
2028	28,112
2029	—
Total	$309,222

The weighted average life of the intangible assets subject to amortization is 2.7 years as of March 31, 2025.

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

Our lease liability consisted of the following as of March 31, 2025, and September 30, 2024:

	March 31, 2025	September 30, 2024
Short term portion	$72,938	$69,395
Long term portion	66,583	103,959
Total lease liability	$139,521	$173,354

Maturity analysis under these lease agreements are as follows for fiscal years:

Remaining in fiscal year 2025	$41,804
2026	83,607
2027	28,062
2028	—
Total undiscounted cash flows	153,473
Less: 10% present value discount	(13,952)
Lease liability	$139,521

We recorded lease expense in sales, general and administration expenses in the unaudited condensed consolidated statement of operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Operating lease expense	$20,902	$13,935	$41,804	$13,935
Short-term lease expense	—	2,400	2,400	39,243
Total lease expense	$20,902	$16,335	$44,204	$53,178

For the three months ended March 31, 2025, and 2024, cash payments against lease liabilities totaled $20,902 and $13,935, respectively, and accretion on lease liability of $3,774 and $3,556, respectively.

For the six months ended March 31, 2025, and 2024, cash payments against lease liabilities totaled $41,804 and $13,935, respectively, and accretion on lease liability of $4,195 and $3,556, respectively.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Weighted-average remaining lease term	1.84 years
Weighted-average discount rate	10%

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2025, and September 30, 2024:

	March 31,	September 30,
	2025	2024
Accounts payable	$8,074,291	$6,250,106

Performance bonuses	1,088,000	1,088,000
Interest payable	657,167	340,595
Professional fees	637,928	619,418
Marketing	6,542	294,309
Insurance liabilities	67,394	319,409
Other accrued liabilities	479,317	250,137
Accrued liabilities	2,936,348	2,911,868

Accrued royalties and revenue share	5,541,760	7,078,064

Total accounts payable and accrued expenses	$16,552,399	$16,240,038

NOTE 8. DEBT

As of March 31, 2025, and September 30, 2024, our debt consisted of revolving and non-revolving lines of credit, convertible debt, other debt instruments as well as equipment leases and software financings.

Lines of Credit, Convertible Debt and Other Debt as of March 31, 2025:

	Net Carrying Value		Unpaid Principal	Contractual Interest	Contractual Maturity	Warrants
Related party lines of credit:	Current	Long Term	Balance	Rates	Date	issued

$2,500,000 revolving line of credit, December 14, 2023	$—	$1,930,043	$2,500,000	10%	12 months prior written notice	3,125,000
$1,000,000 non-revolving line of credit, March 28, 2024	—	—	—	12%	Paid Off	—
Total related party lines of credit, net	$—	$1,930,043	$2,500,000

Related party convertible debt:
$3,000,000 convertible promissory note, November 27, 2024	$3,000,000	$—	$3,000,000	20%	11/26/2025	—
Total related party convertible debt, net	$3,000,000	$—	$3,000,000

Lines of credit:
$2,200,000 non-revolving line of credit, May 13, 2022	$—	$—	$—	12%	—	314,286
$6,000,000 revolving line of credit, July 29, 2022	—	—	—	Greater of 4% or Prime	—	—
$4,000,000 non-revolving line of credit, May 10, 2023	762,546	—	800,000	12%	05/10/2025	83,142
$2,000,000 revolving line of credit, February 3, 2025	—	875,595	938,451	15%	02/02/2028	—
Total lines of credit, net	$762,546	$875,595	$1,738,451

Convertible debt:
$2,000,000 convertible promissory note, October 18, 2024	$2,000,000	$—	$2,000,000	30%	10/18/2025	—
Total convertible debt, net	$2,000,000	$—	$2,000,000

Other debt:
$700,000 other debt, August 26, 2024	218,227	—	220,108	38%	06/06/2025	—
$525,000 other debt, August 26, 2024	—	—	—	44%	Paid Off	—
$388,500 other debt, October 14, 2024	—	—	—	44%	Paid Off	—
$660,000 other debt, December 27, 2024	429,284	—	447,702	39%	07/29/2025	—
$138,000 other debt, October 11, 2024	45,872	—	69,767	10%	08/15/2025	—
$49,200 other debt, October 11, 2024	44,373	—	49,200	12%	08/15/2025	—
$31,200 other debt, December 17, 2024	17,895	—	21,840	10%	10/15/2025	—
$96,000 other debt, December 17, 2024	82,636	—	96,000	12%	10/15/2025	—
$800,000 other debt, March 25, 2025	761,315	—	800,000	39%	10/23/2025
Total other debt, net	$1,599,602	$—	$1,704,617

Total debt, net	$7,362,148	$2,805,638	$10,943,068

Lines of Credit, Convertible Debt and Other Debt as of September 30, 2024:

	Net Carrying Value		Unpaid Principal	Contractual Interest	Contractual Maturity	Warrants
Related party lines of credit:	Current	Long Term	Balance	Rates	Date	issued
$2,500,000 revolving line of credit, December 14, 2023	$—	$1,762,831	$2,500,000	10%	12 months prior written notice	3,125,000
$1,000,000 non-revolving line of credit, March 28, 2024	1,000,000	—	1,000,000	12%	09/24/2025	—
Total related party lines of credit, net	$1,000,000	$1,762,831	$3,500,000

Lines of credit:
$2,200,000 non-revolving line of credit, May 13, 2022	$440,000	$—	$440,000	12%	01/13/2025	314,286
$6,000,000 revolving line of credit, July 29, 2022	2,837,479	—	2,887,479	Greater of 4% or Prime	07/29/2025	—
$4,000,000 non-revolving line of credit, May 10, 2023	650,190	—	800,000	12%	05/10/2025	83,142
$700,000 non-revolving line of credit, August 26, 2024	641,825	—	648,814	7%	06/06/2025	—
$525,000 non-revolving line of credit, August 22, 2024	449,945	—	471,820	12%	03/10/2025	—
Total lines of credit, net	$5,019,439	$—	$5,248,113

Total debt, net	$6,019,439	$1,762,831	$8,748,113

The following table presents the interest expense related to the contractual interest coupon and the amortization of debt discounts on the lines of credit:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Interest expense	$750,005	$194,922	$1,515,855	$513,444
Amortization of debt discounts	210,770	528,168	459,001	1,200,041
Total	$960,775	$723,090	$1,974,856	$1,713,485

Maturity analysis under the line of credit agreements for the fiscal years ended September 30,

2025	$3,586,777
2026	6,417,840
2027	938,451
2028	—
2029	—
2030	—
Lines of credit, related and non-related party	10,943,068
Less: Debt discount on lines of credit payable	(775,282)
Total Lines of credit payable, related and non-related party, net	$10,167,786

Revolving Lines of Credit

Excel $2.5M Revolving Line of Credit

Effective as of December 14, 2023, we entered into a Secured Revolving Line of Credit Loan Agreement with Excel Family Partners, LLLP, an entity managed by Bruce Cassidy (“Mr. Cassidy”), Executive Chairman of our Board of Directors and our majority stockholder, (“Excel” and the “Excel $2.5M Revolving Line of Credit Agreement”) for up to a principal sum of $2,500,000, under which we may pay down and re-borrow up to the maximum amount of the $2,500,000 limit (the “Excel $2.5M Revolving Line of Credit”). Our drawdown on the Excel $2.5M Revolving Line of Credit is limited to no more than 25% of the last three full months’ revenue, not to exceed $1,250,000 in any quarter, and not to exceed in aggregate the outstanding debt amount of $2,500,000. The Excel $2.5M Revolving Line of Credit is a perpetual loan, with a maturity date that is twelve (12) months from the date of formal notice of termination by Excel, and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to 10% per year. Under the Excel $2.5M Revolving Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the May 13, 2022, Secured Non-Revolving Line of Credit Loan Agreement (the “RAT Non-Revolving Line of Credit Agreement”) entered into with several institutions and individuals (each, a “RAT Lender”) for an aggregate principal amount of $2,200,000 (the “RAT Non-Revolving Line of Credit”) and the May 2023 Secured Line of Credit (as defined below), but is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement (each as described below). As a result of the GemCap Litigation Settlement (as described below), this subordination no longer applies. See “—GemCap Revolving Line of Credit.”

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

On December 3, 2024, and effective retroactively to July 1, 2024, we entered into a Secured Revolving Line of Credit Loan Agreement Amendment with Excel to extend the date on which the first payment of interest is due under the Excel Revolving Line of Credit by one (1) year from July 1, 2024, to July 1, 2025.

The Excel $2.5 Revolving Line of Credit had a balance, including accrued interest, amounting to $2,774,257 and $2,646,479 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense for the Excel Revolving Line of Credit in the amount of $147,495 and $118,284 for the three months ended March 31, 2025, and 2024, respectively and $294,989 and $118,284 for the six months ended March 31, 2025, and 2024, respectively.

GemCap Revolving Line of Credit Agreement

Effective as of July 29, 2022, we entered into a Loan and Security Agreement with Industrial Funding Group, Inc. (the “Initial Lender”) for a revolving loan credit facility for the initial principal sum of up to $4,000,000, and through the exercise of an accordion feature, a total sum of up to $10,000,000 (the “GemCap Revolving Line of Credit Agreement”), evidenced by a Revolving Loan Secured Promissory Note, also effective as of July 29, 2022 (the “GemCap Revolving Line of Credit”). In connection with the GemCap Revolving Line of Credit Agreement and the GemCap Revolving Line of Credit, we also executed and delivered to the Initial Lender the Loan Agreement Schedule dated as of July 29, 2022 (the “Loan Agreement Schedule”) and other Loan Documents (as defined in the GemCap Revolving Line of Credit Agreement). Shortly after the effective date of the GemCap Revolving Line of Credit, the Initial Lender assigned the GemCap Revolving Line of Credit Agreement, and the Loan Documents, to GemCap Solutions, LLC (“GemCap” or “Senior Lender.”)

Effective as of October 27, 2022, we entered into Amendment Number 1 to the Loan and Security Agreement and to the Revolving Loan Agreement Schedule, and the Amended and Restated Secured Promissory Note (Revolving Loans) with the Senior Lender to increase the principal sum available under the GemCap Revolving Line of Credit Agreement from $4,000,000 to $6,000,000.

The GemCap Revolving Line of Credit had an original maturity date of July 29, 2024, and began accruing interest on the unpaid principal balance of advances, payable monthly in arrears, on September 7, 2022, at an annual rate equal to the greater of (I) the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) 0.00%, and (II) 4.00%. Availability for borrowing under the GemCap Revolving Line of Credit was dependent upon our assets in certain eligible accounts and measures of revenue, subject to reduction for reserves that the Senior Lender may require in its discretion, and the accordion feature is a provision whereby we were able to request that the Senior Lender increase availability under the GemCap Revolving Line of Credit, subject to its sole discretion.

Under the GemCap Revolving Line of Credit Agreement, we granted to the Senior Lender a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the loan, our existing secured lenders, some of whom are the RAT Lenders under our RAT Non-Revolving Line of Credit (each as defined below) (collectively, the “Subordinated Lenders”) delivered subordination agreements (the “GemCap Subordination Agreements”) to the Senior Lender. We are permitted to make regularly scheduled payments, including payments upon maturity, to such subordinated lenders and potentially other payments subject to a measure of cash flow and receiving certain financing activity proceeds, in accordance with the terms of the GemCap Subordination Agreements. In connection with the delivery of the GemCap Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our common stock (each, a “Subordination Agreement Warrant”). Each Subordination Agreement Warrant has an exercise price of $5.25 per share, expires on July 29, 2025, and is exercisable at any time prior to such date. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Mr. Cassidy, as directed by its affiliate, Excel, one of the Subordinated Lenders. The Subordinated Lenders receiving warrants for the remaining 104,759 warrant shares were also entitled to receive a cash payment of $22,000 six months from the date of the GemCap Subordination Agreements, representing 1.00% of the outstanding principal amount of the loan held by such Subordinated Lenders. This cash payment was made to those Subordinated Lenders on January 25, 2023.

Effective July 29, 2024, we entered into Amendment Number 2 to the Loan and Security Agreement, the Loan Agreement Schedule, the Revolving Loan Note and to the other Loan Documents (the “Loan Agreement Amendment No. 2”) to amend certain material terms, including (i) to extend the maturity date of the Loan Agreement by one (1) year from July 29, 2024, to July 29, 2025, and (ii) to make Retail Media TV, Inc., our wholly-owned subsidiary (“RMTV”), a co-borrower thereunder.

The GemCap Revolving Line of Credit had a balance, including accrued interest, amounting to $0 and $2,916,763 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense for the GemCap Revolving Line of Credit in the amount of $0 and $332,332 for the three months ended March 31, 2025 and 2024, respectively, and $98,367 and $707,962 for the six months ended March 31, 2025 and 2024, respectively.

Pursuant to the Settlement Agreement and Mutual Release entered into between us and GemCap on November 27, 2024, all amounts, including principal and accrued interest, owing to GemCap were paid off and all of our obligations to GemCap have been extinguished (as discussed below).

The GemCap Litigation Settlement

On October 29, 2024, we, along with RMTV, received a notice and reservation of rights letter (the “Reservation of Rights Notice”) from GemCap Solutions, LLC (“GemCap” or the “Senior Lender”) under its revolving line of credit facility (the “GemCap Revolving Line of Credit Agreement”) informing us that events of default had occurred and were continuing under the GemCap Revolving Line of Credit Agreement as a result of our incurrence of indebtedness under the Bellino Trust $2M Convertible Note (defined below), which, was not expressly subordinated to our indebtedness to the Senior Lender pursuant to a subordination agreement in form and substance satisfactory to the Senior Lender.

On November 5, 2024, we received an acceleration notice (the “Acceleration Notice”) from GemCap demanding payment of the full amount outstanding on the Revolving Loan Facility by November 8, 2024 (the “Demand”). On November 7, 2024, the Senior Lender orally agreed to suspend the Demand deadline to allow us to enter into negotiations with it for a forbearance of the Demand for a period of time to work toward a mutually agreeable resolution. On November 13, 2024, GemCap rescinded its offer to negotiate a forbearance of the Demand and delivered to us the Lender a Notice of Secured Party Public Sale Pursuant to Section 9-610 of the Uniform Commercial Code (“UCC” and such notice, the “Public Sale Notice”) purporting to set a sale, under the UCC, of our personal property in order to foreclose the security interest it held in and to our assets. Concurrently with the delivery of the Public Sale Notice, GemCap issued a press release announcing the same.

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

Following the Texas State Court Order, we entered into settlement negotiations with GemCap, and on November 27, 2024, we reached a payoff arrangement pursuant to which we agreed to pay to GemCap a total payoff amount, including outstanding principal, accrued interest and fees and a legal reserve, of $1,644,613.41 (the “Payoff Amount”), and entered into a Settlement Agreement and Mutual Release with GemCap (the “GemCap Settlement Agreement” and together with the Payoff Amount, the “GemCap Litigation Settlement”), effective as of November 27, 2024, pursuant to which, (a) in return for the Payoff Amount, GemCap was required to release all security interests in our bank accounts, property and intellectual property and, by notice to all parties who received notice of the public sale of our property and by issuance of a press release, cancel the public sale of our property, and (b) each of the Company and GemCap agree to a full release of all claims and counterclaims related to the GemCap Lawsuit, including the State Court Lawsuit and the GemCap Counterclaim, respectively, and such claims were dismissed with prejudice.

Capital Foundry Revolving Line of Credit

Effective as of February 3, 2025, we entered into a Loan and Security Agreement with Capital Foundry Funding, LLC (“Capital Foundry” and such agreement, the “Capital Foundry Loan Agreement”) for a revolving line of credit facility for the principal sum of up to $2.0 million (the “Capital Foundry Loan”), evidenced by a Promissory Note (the “Capital Foundry Note”), also effective as of February 3, 2025.

The loan matures on February 2, 2028, or if the term of the Capital Foundry Loan Agreement has been extended, the end of the then current Renewal Term (as such term is defined in the Capital Foundry Loan Agreement) and accrues interest on the unpaid principal balance of advances, payable monthly in arrears, at an annual rate equal to the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) 750 basis points (7.5%) per annum.

Under the Capital Foundry Loan Agreement, we granted to Capital Foundry a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the Capital Foundry Loan, certain of our existing secured lenders, including Excel, and certain equipment financing lenders, have delivered subordination agreements to Capital Foundry (each lender, a “Subordinated Lender” and together, the “Subordinated Lenders”), in form and substance satisfactory, and on terms acceptable, to Capital Foundry (each a “Subordination Agreement”).

The Capital Foundry Loan Agreement had a balance, including accrued interest, amounting to $952,492 and $0 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense under the Capital Foundry Loan Agreement in the amount of $29,446 and $0 for the three months ended March 31, 2025, and 2024, respectively, and $29,446 and $0 for the six months ended March 31, 2025, and 2024, respectively.

Non-Revolving Lines of Credit

RAT Non-Revolving Line of Credit

Effective as of May 13, 2022, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “RAT Non-Revolving Line of Credit Agreement”) with several institutions and individuals (each a “RAT Lender” and collectively, the “RAT Lenders”) and RAT Investment Holdings, LP, as administrator of the loan (the “Loan Administrator”) for an aggregate principal amount of $2,200,000 (the “RAT Non-Revolving Line of Credit”), evidenced by a Non-Revolving Line of Credit Promissory Note (the “RAT Note”), also effective as of May 13, 2022. Pursuant to the terms of the RAT Non-Revolving Line of Credit Agreement, the RAT Non-Revolving Line of Credit matured eighteen (18) months from the effective date of the RAT Non-Revolving Line of Credit (the “Original RAT Line of Credit Maturity Date”) and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to 12% per year. Under the RAT Non-Revolving Line of Credit Agreement, we granted to the RAT Lenders a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the Excel Revolving Line of Credit Agreement (as defined above) and the May 2023 Secured Line of Credit Agreement (as defined below) and (each of which are subordinated in connection with our GemCap Revolving Line of Credit Agreement (as defined above)). As a result of the GemCap Litigation Settlement (as described above), this subordination no longer applies. See “—GemCap Revolving Line of Credit.” In connection with the RAT Non-Revolving Line of Credit Agreement, on May 13, 2022, we issued a warrant (collectively, the “RAT Loan Warrants”) to each RAT Lender for an aggregate of up to 209,522 shares of our common stock. Each RAT Loan Warrant had an exercise price of $5.25 per share, expires on May 13, 2025, and is exercisable at any time prior to the expiration date.

Effective as of November 13, 2023, we entered into a Non-Revolving Line of Credit Loan Agreement Amendment (the “RAT Non-Revolving Line of Credit Agreement Amendment”) with the RAT Lenders to: (i) extend the Original RAT Line of Credit Maturity Date from eighteen (18) months to twenty-seven (27) months from the date of the RAT Non-Revolving Line of Credit Agreement, or August 13, 2024 (the “First Extended RAT Line of Credit Maturity Date”); and (ii) amend the payment terms of the RAT Non-Revolving Line of Credit such that payment of interest or principal under the RAT Non-Revolving Line of Credit Agreement and the RAT Note will be due and payable from November 13, 2023, to the First Extended RAT Line of Credit Maturity Date, as follows (a) one payment of $374,000 on November 13, 2023, and (b) nine (9) monthly payments of principal of $220,000 plus accrued interest, commencing December 13, 2023. In consideration for the extension of the Original RAT Line of Credit Maturity Date, we agreed to amend the terms of the RAT Loan Warrants as well as the Subordination Agreement Warrants issued to the RAT Lenders in connection with the GemCap Subordination Agreements described above to reduce the warrant exercise price to $1.00. See “—GemCap Revolving Line of Credit.” We also agreed to apply one-third of the net proceeds of any capital raise that takes place subsequent to the date of the RAT Non-Revolving Line of Credit Agreement Amendment, other than proceeds from an equity offering under any at-the-market (“ATM”) program or from an affiliate or insider, toward paying down the then outstanding principal amount due under the RAT Non-Revolving Line of Credit. Pursuant to the RAT Non-Revolving Line of Credit Agreement Amendment #1, each RAT Lender agreed to enter into a lock-up agreement restricting the disposal of any shares of our common stock that are issued in connection with the exercise of the RAT Loan Warrants or the Subordination Agreement Warrants for a period of twelve (12) months from the date of the RAT Non-Revolving Line of Credit Agreement Amendment #1. Effective as of November 13, 2023, we issued an Amended and Restated Non-Revolving Line of Credit Promissory Note Amendment to the Lenders reflecting the extension of the Original RAT Line of Credit Maturity Date.

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

The RAT Non-Revolving Line of Credit had a balance, including accrued interest, amounting to $0 and $442,107 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense for the RAT Non-Revolving Line of Credit in the amount of $0 and $151,031 for the three months ended March 31, 2025, and 2024, respectively, and $6,583 and $310,009 for the six months ended March 31, 2025, and 2024, respectively.

May 2023 Secured Loan

Effective as of May 10, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “May 2023 Secured Line of Credit Agreement”) with several individuals and institutional lenders for aggregate loans of up to $4.0 million (the “May 2023 Secured Line of Credit”), evidenced by Secured Non-Revolving Line of Credit Promissory Notes (each a “May 2023 Secured Note” and collectively, the “May 2023 Secured Notes”), also effective as of May 10, 2023. The May 2023 Secured Line of Credit matures twenty-four (24) months from the date of the May 2023 Secured Line of Credit Agreement and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to 12% per year. We granted to the lenders under the May 2023 Secured Line of Credit Agreement a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest is pari passu with the RAT Non-Revolving Line of Credit Agreement and the Excel Revolving Line of Credit Agreement, but is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement (as described above), this subordination no longer applies. See “—GemCap Revolving Line of Credit.”

In connection with the May 2023 Secured Line of Credit, on May 10, 2023, we agreed to issue to each lender under the May 2023 Secured Line of Credit Agreement, upon drawdown, a warrant to purchase up to an aggregate of 369,517 shares of our common stock. The warrants have an exercise price of $4.33 per share, expire on May 10, 2026, and are exercisable at any time prior to such date.

As of May 10, 2023, Excel committed to be a lender under the May 2023 Secured Line of Credit Agreement for an aggregate loan of $2.65 million, and as of September 11, 2023, Excel had not loaned any funds under the May 2023 Secured Line of Credit. On May 31, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “Excel $2.2M Secured Line of Credit Agreement”) with Excel for an aggregate principal amount of up to $2,200,000 (the “Excel $2.2M Line of Credit”), evidenced by a Non-Revolving Line of Credit Promissory Note (the “Excel $2.2M Note”). Pursuant to the terms of a Pay Off Letter Agreement with Excel dated September 12, 2023, we refinanced the outstanding principal and interest of the Excel $2.2M Line of Credit to be included as part of the obligations of the May 2023 Secured Line of Credit Agreement. As a result of such refinancing, as of September 12, 2023, no principal or interest remained outstanding under the Excel $2.2M Secured Line of Credit, and the Excel $2.2M Secured Line of Credit Agreement was terminated, and as of September 12, 2023, Excel had loaned $2,266,733 under the May 2023 Secured Line of Credit Agreement and received a warrant to purchase 209,398 shares of our common stock.

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

On December 31, 2023, one of the remaining lenders under the May 2023 Secured Line of Credit converted $101,699.83 in outstanding principal and interest into 127,124 shares of our common stock at a conversion price per share of $0.80. As of March 31, 2025, warrants for a total of 83,142 warrant shares had been issued to the remaining lenders in connection with the May 2023 Secured Line of Credit and remain outstanding.

The May 2023 Secured Note had a principal balance, including accrued interest, amounting to $909,333 and $885,333 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense for the May 2023 Secured Note in the amount of $80,179 and $120,443 for the three months ended March 31, 2025, and 2024, respectively, and $160,357 and $213,343 for the six months ended March 31, 2025, and 2024, respectively.

Excel $1.0M Line of Credit

On March 28, 2024, we entered into a Secured Non-Revolving Line of Credit Loan Agreement with Excel, an entity managed by Mr. Cassidy (“Excel $1.0M Secured Line of Credit Agreement”) for an aggregate principal amount of up to $1,000,000 (the “Excel $1.0M Line of Credit”), evidenced by a Secured Non-Revolving Line of Credit Promissory Note (the “Excel $1.0M Note”). The Excel $1.0M Line of Credit matures one hundred eighty (180) days from the date of the Excel $1.0M Secured Line of Credit Agreement (the “Excel $1.0M Line of Maturity Date”) and accrues interest, payable in arrears on the Excel $1.0M Line of Credit Maturity Date, at a fixed rate of interest equal to 12% per year.

Under the Excel $1.0M Secured Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement (as described above), this subordination no longer applies. See “—GemCap Revolving Line of Credit.”

On May 31, 2024, we entered into a Waiver and Consent Letter Agreement with Excel (the “Excel Waiver Agreement”), effective as of and contingent upon the closing of the Registered Offering (as defined and described below), waiving certain provisions of the Excel $1.0M Secured Line of Credit Agreement, pursuant to which Excel irrevocably agreed to waive its rights to receive $500,000 of the net proceeds of any non-affiliate capital raise, including the Registered Offering, and consented to us not paying any of such proceeds to it, contingent upon the closing of such a non-affiliate capital raise, including the Registered Offering. See “Note 11 – The Registered Offering and the Concurrent Private Placement Offering” below.

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

On February 20, 2025, we entered into an Exchange Agreement pursuant to which the outstanding principal and accrued interest in the amount of $1,103,000 under the Excel $1.0M Note was exchanged into 26,261,905 restricted shares of our common stock at an exchange rate of $0.042 per share. As a result, our obligations under the Excel $1.0M Note were extinguished.

The Excel $1.0M Line of Credit had a balance, including accrued interest, amounting to $0 and $1,060,000 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense for the Excel $1.0M Line of Credit in the amount of $10,333 and $1,000 for the three months ended March 31, 2025, and 2024, respectively, and $43,000 and $1,000 for the six months ended March 31, 2025, and 2024, respectively.

Convertible Notes

The Bellino Trust $2.0M Convertible Note

On October 18, 2024, we issued a Convertible Promissory Note to the Joseph G. Bellino Trust Dated November 30, 2023 (the “Bellino Trust”), in the principal amount of $2,000,000 (the “Bellino Trust $2.0M Convertible Note”). The Bellino Trust Convertible Note accrues interest at 30% per annum, unless converted into our common stock. The entire principal amount of the Bellino Trust $2M Convertible Note, plus accrued and unpaid interest, will be due and payable by us on the date that is twelve (12) months after the issue date (the “Bellino Trust Convertible Note Maturity Date”). The Bellino Trust $2.0M Convertible Note is guaranteed personally by Mr. Cassidy.

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

The Bellino Trust $2.0M Convertible Note had a principal balance, with no accrued interest, amounting to $2,000,000 and $0 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense for the Bellino Trust $2.0M Convertible Note in the amount of $150,000 and $0 for the three months ended March 31, 2025, and 2024, respectively, and $266,667 and $0 for the six months ended March 31, 2025, and 2024, respectively.

The Excel $3.0M Line of Credit Convertible Note

On November 27, 2024, we entered into a Non-Revolving Line of Credit Loan Agreement with Excel (the “Excel $3.0M Line of Credit Loan Agreement”), for an aggregate principal amount of up to $3,000,000 (the “Excel $3.0M Line of Credit”), evidenced by a Line of Credit Convertible Promissory Note (the “Excel $3.0M Line of Credit Convertible Note”).

The Excel $3.0M Line of Credit Convertible Note accrues interest at 20% per annum, unless converted into our common stock. The entire principal amount of the Excel $3.0M Convertible Note, plus accrued and unpaid interest, will be due and payable by us on the date that is twelve (12) months after the issue date (the “Excel $3.0M Convertible Note Maturity Date”); provided, however, that the Excel $3.0M Convertible Note Maturity Date may be extended by an additional twelve (12) months at our request and upon written consent by the Excel, which consent shall not be unreasonably withheld.

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

The Excel $3.0M Line of Credit Convertible Note had a balance, including accrued interest, amounting to $3,210,794 and $0 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense for the Excel $3.0M Line of Credit Convertible Note in the amount of $153,333 and $0 for the three months ended March 31, 2025, and 2024, respectively, and $210,794 and $0 for the six months ended March 31, 2025, and 2024, respectively.

Other Debt Instruments

Agile Capital Finding, LLC

Agile $525,000 Loan

On August 26, 2024, we, along with our wholly-owned subsidiary, RMTV, entered into a Subordinated Business Loan and Security Agreement (the “Agile $525,000 Loan Agreement”) with Agile Capital Funding, LLC, a Virginia limited liability company (“Agile”) and Agile Capital Funding, LLC, as collateral agent (the “Agile Collateral Agent”), evidenced by a Subordinated Secured Promissory Note in the principal amount of $525,000 (the “Agile $525,000 Note” and such loan, the “Agile $525,000 Loan”). Principal and interest in the aggregate amount of $756,000 under the Agile $525,000 Note was to be repaid in weekly payments of $27,000 and be repaid on or before the maturity date of March 10, 2025 (the “Agile $525,000 Loan Maturity Date”). We had the ability to prepay the Agile $525,000 Note prior to the Agile $525,000 Loan Maturity Date, subject to a prepayment fee equal to the aggregate and the actual amount of interest remaining to be paid through the Agile $525,000 Loan Maturity Date. Payments under the Agile $525,000 Note are expressly subordinated to our obligations under the GemCap Revolving Line of Credit Agreement and we granted the Agile Collateral Agent a security interest, for the benefit of Agile, in certain properties, our rights and assets, which security interest is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement (as described above), this subordination no longer applies. See “—GemCap Revolving Line of Credit.”

Pursuant to the terms of the Agile $660,000 Loan (defined below), on December 27, 2024, we refinanced the outstanding principal and interest of the Agile $525,000 Loan, amounting to $297,175, to be included as part of the obligations of the Agile $660,000 Loan. See “—Agile $660,000 Loan.” As a result of such refinancing, as of December 31, 2024, no principal or interest remained outstanding under the Agile $525,000 Loan, and the Agile $525,000 Loan Agreement was terminated.

Agile $388,500 Loan

On October 14, 2024, we, along with RMTV, entered into a Subordinated Business Loan and Security Agreement (the “Agile $388,500 Loan Agreement”) with Agile and the Agile Collateral Agent, evidenced by a Subordinated Secured Promissory Note in the principal amount of $388,500 (the “Agile $388,500 Note” and such loan the “Agile $388,500 Loan”). Principal and interest in the aggregate amount of $559,440 under the Agile $388,500 Note is repaid in weekly payments of $17,482.50 and shall be repaid on or before the maturity date of May 26, 2025 (the “Agile $388,500 Loan Maturity Date”). The Agile $388,500 Note may be prepaid prior to the Agile $388,500 Loan Maturity Date, subject to a prepayment fee equal to the aggregate and the actual amount of interest remaining to be paid through the Agile $388,500 Loan Maturity Date. Payments under the Agile $388,500 Note are expressly subordinated to our obligations under the GemCap Revolving Line of Credit Agreement and we granted the Agile Collateral Agent a security interest, for the benefit of the Agile, in certain properties, our rights and assets, which security interest was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement (as described above), this subordination no longer applies. See “—GemCap Revolving Line of Credit.”

Pursuant to the terms of the Agile $800,000 Loan (defined below), on March 25, 2025, we refinanced the outstanding principal and interest of the Agile $388,500 Loan, amounting to $157,417, to be included as part of the obligations of the Agile $800,000 Loan. See “—Agile $800,000 Loan.” As a result of such refinancing, as of March 31, 2025, no principal or interest remained outstanding under the Agile $388,500 Loan, and the Agile $388,500 Loan Agreement was terminated.

Agile $660,000 Loan

On December 27, 2024 (the “Agile $660,000 Agreement Effective Date”), we, along with RMTV, entered into a Subordinated Business Loan and Security Agreement (the “Agile $660,000 Loan Agreement” and together with the Agile $388,500 Loan Agreement, the “Agile Agreements”) with Agile and the Agile Collateral Agent, evidenced by a Subordinated Secured Promissory Note in the principal amount of $660,000 (the “Agile $660,000 Note” and such loan, the “Agile $660,000 Loan”). (The Agile $388,500 Note and the Agile $660,000 Note are together referred to as the “Agile Notes.”) Of the $660,000 proceeds from the Agile Loan, $297,175 was used to repay the outstanding balance of principal and interest on the Agile $525,000 Loan, with the balance, net an administration fee, of $329,825 being used for general operations. Principal and interest in the aggregate amount of $917,400 under the Agile $660,000 Note is repaid in weekly payments of $30,580 and shall be repaid on or before the maturity date of July 29, 2025 (the “Agile $660,000 Loan Maturity Date”). The Agile $660,000 Note may be prepaid prior to the Agile $660,000 Loan Maturity Date, subject to a prepayment fee equal to the aggregate and the actual amount of interest remaining to be paid through the Agile $660,000 Loan Maturity Date. The Agile $660,000 Note provides for discounts on prepayment of the Agile $660,000 Loan, including any partial prepayments, as follows: if paid within thirty (30) days of the Agile $600,000 Agreement Effective Date, the total aggregate principal and interest due on the Agile $660,000 Loan would be $759,000, and if paid within sixty (60) days of the Agile $600,000 Agreement Effective Date, the total principal and interest due would be $825,000. There can be no assurance that we will be able to make any prepayments, in part or in full, within these time frames or at all.

The Agile $660,000 Loan had a balance, including accrued interest, amounting to $456,419 and $0 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense for the Agile $660,000 Loan in the amount of $170,946 and $0 for the three months ended March 31, 2025, and 2024, respectively, and $177,960 and $0 for the six months ended March 31, 2025, and 2024, respectively.

Agile $800,000 Loan

On March 25, 2025 (the “Agile $800,000 Agreement Effective Date”), we, along with RMTV, entered into a Subordinated Business Loan and Security Agreement (the “Agile $800,000 Loan Agreement” and together with the Agile $388,500 Loan Agreement, the Agile $660,000 Loan Agreement, the “Agile Agreements”) with Agile and the Agile Collateral Agent, evidenced by a Subordinated Secured Promissory Note in the principal amount of $800,000 (the “Agile $800,000 Note” and such loan, the “Agile $800,000 Loan”). (The Agile $388,500 Note, the Agile $660,000 Note and the Agile $800,000 Note are together referred to as the “Agile Notes.”) Of the $800,000 proceeds from the Agile Loan, $157,417.50 was used to repay the outstanding balance of principal and interest on the Agile $525,000 Loan, with the balance, net an administration fee, of $602,582.50 being used for general operations. Principal and interest in the aggregate amount of $1,112,000 under the Agile $800,000 Note is repaid in weekly payments of $37,066.67 commencing on April 3, 2025, and shall be repaid on or before the maturity date of October 23, 2025 (the “Agile $800,000 Loan Maturity Date”). The Agile $800,000 Note may be prepaid prior to the Agile $800,000 Loan Maturity Date, subject to a prepayment fee equal to the aggregate and the actual amount of interest remaining to be paid through the Agile $800,000 Loan Maturity Date. The Agile $800,000 Note provides for discounts on prepayment of the Agile $800,000 Loan, including any partial prepayments, as follows: if paid within thirty (30) days of the Agile $800,000 Agreement Effective Date, the total aggregate principal and interest due on the Agile $800,000 Loan would be $920,000; if paid within sixty (60) days of the Agile $800,000 Agreement Effective Date, the total principal and interest due would be $1,000,000; and if paid within ninety (90) days of the Agile $800,000 Agreement Effective Date, the total principal and interest due would be $1,056,000. There can be no assurance that we will be able to make any prepayments, in part or in full, within these time frames or at all.

The Agile $800,000 Loan had a balance, including accrued interest, amounting to $812,720 and $0 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense for the Agile $800,000 Loan in the amount of $14,038 and $0 for the three months ended March 31, 2025, and 2024, respectively, and $14,038 and $0 for the six months ended March 31, 2025, and 2024, respectively.

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

CFG Purchase Agreement

On August 27, 2024, we entered into a Purchase Agreement (the “CFG Purchase Agreement”) with CFG Merchant Solutions, LLC (“CFG”), and Mr. Cassidy, as guarantor (the “CFG Guarantor”). The CFG Purchase Agreement provides for the purchase by CFG of our future receipts (the “Future Receipts”) valued at $962,500 (the “Amount Sold”) for a total purchase price of $700,000 (the “Purchase Price”). The percentage of Future Receipts to be paid back on a daily basis is 14.44% (the “Purchased Percentage”), which equals $4,812.60 (the “Daily Amount”). CFG is entitled to collect the Daily Amounts at the end of each week by debiting our bank account by an amount equaling $24,063 (the “Weekly Payment”) until the Amount Sold is paid in full. We granted the Buyer a security interest in certain of our properties, rights and assets, as set forth in the CFG Purchase Agreement, which security interest is subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement (as described above), this subordination no longer applies. See “—GemCap Revolving Line of Credit.”

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

The CFG Purchase Agreement had a balance, including accrued interest, amounting to $221,671 and $653,414 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense under the CFG Purchase Agreement in the amount of $75,456 and $0 for the three months ended March 31, 2025, and 2024, respectively, and $199,002 and $0 for the six months ended March 31, 2025, and 2024, respectively.

1800 Diagonal Lending, LLC

1800 Diagonal $138,000 Promissory Note

On October 11, 2024, we entered into a Securities Purchase Agreement (the “1800 Diagonal $138,000 Promissory Note Agreement”) with 1800 Diagonal Lending, LLC (the “1800 Diagonal Lender”), pursuant to which the 1800 Diagonal Lender made a loan to us, evidenced by a Promissory Note in the aggregate principal amount of $138,000, including an original issue discount of $23,000 (the “1800 Diagonal $138,000 Promissory Note”). Under the 1800 Diagonal $138,000 Promissory Note, we are required to make 10 monthly payments of $15,180, which includes a one-time interest charge of 10% ($13,800). The 1800 Diagonal $138,000 Promissory Note is not secured by any collateral and matures on August 15, 2025.

The 1800 Diagonal $138,000 Promissory Note Agreement had a balance, including accrued interest, amounting to $75,900 and $0 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense under the 1800 Diagonal $138,000 Promissory Note Agreement in the amount of $14,337 and $0 for the three months ended March 31, 2025, and 2024, respectively, and $42,473 and $0 for the six months ended March 31, 2025, and 2024, respectively.

1800 Diagonal $49,200 Bridge Note

On October 11, 2024, we entered into a Securities Purchase Agreement with the 1800 Diagonal Lender (the “1800 Diagonal $49,200 Bridge Note Agreement”) pursuant to which the 1800 Diagonal Lender made a loan to us, evidenced by a Bridge Note in the aggregate principal amount of $49,200, including an original issue discount of $23,000 (the “1800 Diagonal $49,200 Bridge Note”). Under the 1800 Diagonal $49,200 Bridge Note, we are required to make an initial payment of $27,552, which includes a one-time interest charge of 12% ($5,904), on April 15, 2025, with four (4) subsequent payments of $6,888 due each month thereafter. The 1800 Diagonal $49,200 Bridge Note is not secured by any collateral and matures on August 15, 2025. Payments under the 1800 Diagonal Agreements were expressly subordinated to our obligations under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement (as described above), this subordination no longer applies. See “—GemCap Revolving Line of Credit.”

The 1800 Diagonal $49,200 Bridge Note Agreement had a balance, including accrued interest, amounting to $55,104 and $0 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense under the 1800 Diagonal $49,200 Bridge Note Agreement in the amount of $2,896 and $0 for the three months ended March 31, 2025, and 2024, respectively, and $11,697 and $0 for the six months ended March 31, 2025, and 2024, respectively.

1800 Diagonal $31,200 Promissory Note

On December 17, 2024, we entered into a Securities Purchase Agreement (the “1800 Diagonal $31,200 Promissory Note Agreement”) with 1800 Diagonal Lender, pursuant to which the 1800 Diagonal Lender made a loan to us, evidenced by a Promissory Note in the aggregate principal amount of $31,200, including an original issue discount of $5,200 (the “1800 Diagonal $31,200 Promissory Note”). Under the 1800 Diagonal $31,200 Promissory Note, we are required to make 10 monthly payments of $3,432, which includes a one-time interest charge of 10% ($3,120). The 1800 Diagonal $31,200 Promissory Note is not secured by any collateral and matures on October 15, 2025.

The 1800 Diagonal $31,200 Promissory Note Agreement had a balance, including accrued interest, amounting to $24,024 and $0 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense under the 1800 Diagonal $31,200 Promissory Note Agreement in the amount of $1,691 and $0 for the three months ended March 31, 2025, and 2024, respectively, and $5,375 and $0 for the six months ended March 31, 2025, and 2024, respectively.

1800 Diagonal $96,000 Bridge Note

On December 17, 2024, we entered into a Securities Purchase Agreement with the 1800 Diagonal Lender (the “1800 Diagonal $96,000 Bridge Note Agreement,” and together with the 1800 Diagonal $138,000 Promissory Note Agreement, the 1800 Diagonal $49,200 Bridge Note Agreement and the 1800 Diagonal $31,200 Promissory Note Agreement, the “1800 Diagonal Loan Agreements”) pursuant to which the 1800 Diagonal Lender made a loan to us, evidenced by a Bridge Note in the aggregate principal amount of $96,000, including an original issue discount of $16,000 (the “1800 Diagonal $96,000 Bridge Note,” and together with the 1800 Diagonal $138,000 Promissory Note, the 1800 Diagonal $49,200 Bridge Note and the 1800 Diagonal $31,200 Promissory Note, each a “1800 Diagonal Note” and collectively, the “1800 Diagonal Notes”). Under the 1800 Diagonal $96,000 Bridge Note, we are required to make an initial payment of $53,760, which includes a one-time interest charge of 12% ($11,520), on June 15, 2025, with four (4) subsequent payments of $13,440 due each month thereafter. The 1800 Diagonal $96,000 Bridge Note is not secured by any collateral and matures on October 15, 2025.

The 1800 Diagonal $96,000 Bridge Note Agreement had a balance, including accrued interest, amounting to $107,520 and $0 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense under the 1800 Diagonal $96,000 Bridge Note Agreement in the amount of $5,727 and $0 for the three months ended March 31, 2025, and 2024, respectively, and $19,156 and $0 for the six months ended March 31, 2025, and 2024, respectively.

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

Equipment Leases and Software Financings

		Contractual	Contractual
Equipment Leases and Software Financings as of March 31, 2025:	Unpaid Principal Balance	Interest Rates	Maturity Date
$112,379 equipment financing, March 14, 2024	$79,382	12.250%	03/14/2027
$248,456 equipment lease financing, April 10, 2024	181,645	11.870%	04/10/2027
$45,000 equipment financing, May 23, 2024	29,751	15.754%	05/23/2026
$33,178 software financing, August 2, 2024	27,810	14.670%	08/02/2027
$89,519 software financing, August 19, 2024	74,960	14.270%	08/19/2027
$65,000 equipment financing, August 15, 2024	44,787	10.228%	08/15/2026
$60,228 equipment lease financing, September 12, 2024	51,914	14.548%	09/12/2027
$99,972 equipment lease financing, October 9, 2024	92,243	25.690%	11/04/2027
$99,972 equipment lease financing, October 9, 2024	92,243	25.690%	11/04/2027
$300,000 equipment lease financing, January 7, 2025	277,643	11.990%	01/07/2027
$87,561 equipment lease financing, January 6, 2025	81,574	13.940%	12/30/2027
$142,363 equipment lease financing, February 21, 2025	139,170	14.238%	02/21/2025
$108,000 equipment lease financing, February 13, 2025	105,572	14.083%	02/13/2028
$30,900 equipment lease financing, February 5, 2025	30,219	15.270%	02/05/2028
Total financing	$1,308,913

Balboa Capital

On March 14, 2024, we entered into an equipment financing agreement with Ameris Bank dba Balboa Capital (“Balboa Capital Equipment Financing Agreement”), which provides the terms and conditions for the debt financing of certain equipment (“Collateral”) for a cost of $112,379, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $3,750. In order to secure the payment and performance of Loop’s obligations under the Balboa Capital Equipment Financing Agreement, Loop granted to Balboa Capital a continuing security interest in all of Loop’s right, title and interest in the Collateral. At March 31, 2025, there was an unpaid principal balance of $79,382 and we were in compliance with all financial covenants of the Balboa Capital Equipment Financing Agreement.

De Lage Landen Financial Services

On April 10, 2024, we entered into an equipment lease financing agreement with De Lage Landen Financial Services (“De Lage Landen Equipment Lease Financing Agreement #1”), for a cost of $248,456, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $8,250. At March 31, 2025, there was an unpaid principal balance of $181,645 and we were in compliance with all financial covenants of the De Lage Landen Equipment Financing Agreement #1.

On August 2, 2024, we entered into a closed-end financing agreement for software with De Lage Landen Financial Services (“De Lage Landen Software Financing Agreement), for a cost of $33,178, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $1,150. At March 31, 2025, there was an unpaid principal balance of $27,810 and we were in compliance with all financial covenants of the De Lage Landen Software Financing Agreement.

On August 19, 2024, we entered into a closed-end financing agreement for software with De Lage Landen Financial Services (“De Lage Landen Software Financing Agreement #2”), for a cost of $89,519, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $3,100. At March 31, 2025, there was an unpaid principal balance of $74,960 and we were in compliance with all financial covenants of the De Lage Landen Software Financing Agreement #2.

On September 12, 2024, we entered into a closed-end financing agreement for software and services with De Lage Landen Financial Services (“De Lage Landen Software Financing Agreement #3”), for a cost of $60,228, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $2,075. At March 31, 2025, there was an unpaid principal balance of $51,914 and we were in compliance with all financial covenants of the De Lage Landen Software Financing Agreement #3.

On January 6, 2025, financing was initiated on a closed-end financing agreement for software and services with De Lage Landen Financial Services, (“De Lage Landen Software Financing Agreement #12”), for a cost of $87,561, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $3,002.78. At March 31, 2025, there was unpaid principal balance of $81,574 and we were in compliance with all financial covenants of the De Lage Landen Software Financing Agreement #12.

On February 21, 2025, we entered into a closed-end financing agreement for software and services with De Lage Landen Financial Services, (“De Lage Landen Software Financing Agreement #13”), for a cost of $142,363, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $4,882.13. At March 31, 2025, there was unpaid principal balance of $139,170 and we were in compliance with all financial covenants of the De Lage Landen Software Financing Agreement #13.

On February 13, 2025, we entered into a closed-end financing agreement for software and services with De Lage Landen Financial Services, (“De Lage Landen Software Financing Agreement #14”), for a cost of $108,000, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $3,695.56. At March 31, 2025, there was unpaid principal balance of $105,572 and we were in compliance with all financial covenants of the De Lage Landen Software Financing Agreement #14.

WinTrust Specialty Finance

On May 23, 2024, we entered into an equipment financing agreement with WinTrust Specialty Finance a division of Beverly Bank & Trust Company, N.A. (“WinTrust Equipment Financing Agreement), which provides the terms and conditions for the debt financing of certain equipment (“Collateral”) for a cost of $45,000, payable in 24 consecutive monthly installments of principal and interest in the amount of approximately $2,200. In order to secure the payment and performance of Loop’s obligations under the WinTrust Equipment Financing Agreement, Loop granted to WinTrust a continuing security interest in all of Loop’s right, title and interest in the Collateral. At March 31, 2025, there was an unpaid principal balance of $29,751 and we were in compliance with all financial covenants of the WinTrust Equipment Financing Agreement.

BMO Bank N.A.

On August 15, 2024, we entered into an equipment financing agreement with BMO Bank N.A. (“BMO Equipment Financing Agreement”), which provides the terms and conditions for the debt financing of certain equipment (“Collateral”) for a cost of $65,000, payable in 24 consecutive monthly installments of principal and interest in the amount of approximately $3,000. In order to secure the payment and performance of Loop’s obligations under the BMO Equipment Financing Agreement, Loop granted to BMO a continuing security interest in all of Loop’s right, title and interest in the Collateral. At March 31, 2025, there was an unpaid principal balance of $44,787 and we were in compliance with all financial covenants of the BMO Equipment Financing Agreement.

Alliance Funding Group

On October 9, 2024, we entered into an equipment financing agreement with Alliance Funding Group. (“AFG Equipment Financing Agreement No. 1”), which provides the terms and conditions for the debt financing of certain equipment (“Collateral”) for a cost of $99,972, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $4,011. In order to secure the payment and performance of Loop’s obligations under the AFG Equipment Financing Agreement No. 1, Loop granted to AFG a continuing security interest in all of Loop’s right, title and interest in the Collateral. At March 31, 2025, there was an unpaid principal balance of $92,243 and we were in compliance with all financial covenants of the AFG Equipment Financing Agreement No. 1.

On October 9, 2024, we entered into an equipment financing agreement with Alliance Funding Group. (“AFG Equipment Financing Agreement No. 2”), which provides the terms and conditions for the debt financing of certain equipment (“Collateral”) for a cost of $99,972, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $4,011. In order to secure the payment and performance of Loop’s obligations under the AFG Equipment Financing Agreement No 2, Loop granted to AFG a continuing security interest in all of Loop’s right, title and interest in the Collateral. At March 31, 2025, there was an unpaid principal balance of $92,243 and we were in compliance with all financial covenants of the AFG Equipment Financing Agreement No. 2.

Dell

On January 7, 2025, we entered into an equipment financing agreement with Dell Financing Group, (“Dell Equipment Financing Agreement”), which provides the terms and conditions for the debt financing of certain equipment (“Collateral”) for a cost of $300,000, payable in 24 consecutive monthly installments of principal and interest in the amount of approximately $14,122. In order to secure the payment and performance of Loop’s obligations under the Dell Equipment Financing Agreement, Loop granted to Dell a continuing security interest in all of Loop’s right, title and interest in the Collateral. At March 31, 2025, there was unpaid principal balance of $277,643 and we were in compliance with all financial covenants of the Dell Equipment Financing Agreement.

PEAC

On February 5, 2025, we entered into an equipment financing agreement with Dell Financing Group, (“PEAC Equipment Financing Agreement”), which provides the terms and conditions for the debt financing of certain equipment (“Collateral”) for a cost of $30,900, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $1,075. In order to secure the payment and performance of Loop’s obligations under the PEAC Equipment Financing Agreement, Loop granted to PEAC a continuing security interest in all of Loop’s right, title and interest in the Collateral. At March 31, 2025, there was unpaid principal balance of $30,219 and we were in compliance with all financial covenants of the PEAC Equipment Financing Agreement.

NOTE 9. COMMITMENTS AND CONTINGENCIES

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of March 31, 2025.

NOTE 10. RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

500 Limited

We paid 500 Limited for programming services provided to Loop Media in the amount of $0 and $58,200 for the three months ended March 31, 2025, and 2024, respectively, and $0 and $145,500 for the six months ended March 31, 2025, and 2024, respectively.

500 Limited is an entity controlled by Liam McCallum, our former Chief Product and Technology Officer. Mr. McCallum stepped down from his role as Chief Product and Technology Officer effective May 31, 2024, and resigned as our advisor on December 31, 2024.

Excel Family Partners, LLLP (“Excel”)

For the six months ended March 31, 2025, and 2024, we were a party to multiple debt and equity transactions with Excel, an entity managed by Bruce Cassidy, the Executive Chairman of our Board of Directors and our majority stockholder. See Note 8 – Debt and Note 11 – Stockholders’ Deficit for discussion on the following transactions:

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

Common Shares Issued and Outstanding

As of March 31, 2025, and 2024, there were 110,985,208 and 71,173,736, respectively, shares of common stock issued and outstanding.

As of March 31, 2025, and 2024, there were no shares of Series A preferred stock or Series B preferred stock issued and outstanding.

Six months ended March 31, 2025

During the six months ended March 31, 2025, we issued 2,127,659 shares of common stock through a Private Placement Offering.

During the six months ended March 31, 2025, we issued 26,261,905 shares of common stock upon the conversion of non-revolving line of credit plus accrued interest in the amount of $1,103,000.

During the six months ended March 31, 2025, we issued 1,769,734 shares of common stock for vested RSUs.

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

In addition, until the date that is the eighteenth (18) month anniversary of the closing of the Registered Offering, the Institutional Investor is entitled to a participation right in any subsequent financing (as defined in the Institutional Purchase Agreement ) effected by us or any of our subsidiaries of common stock or common stock equivalents for cash consideration, or a combination of units thereof, up to an amount equal to 35% of such subsequent financing on the same terms, conditions and price provided for in the subsequent financing, subject to certain carve-outs as set forth in the Institutional Purchase Agreement.

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

Pursuant to the terms of the Placement Agency Agreement, we issued to the Placement Agent warrants (“Placement Agent Warrants”) to purchase up to 700,000 shares of common stock, or 5.0% of the aggregate shares of common stock (or common stock equivalents) issued in the Offerings, exercisable at a price per share of $0.25399. The Placement Agent Warrants are exercisable commencing six months after the closing date of the Registered Offering (around December 3, 2024) and expiring on May 31, 2029.

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

The following table summarizes the stock option activity for the six months ended March 31, 2025:

	Number of	Weighted Average	Weighted Average Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at September 30, 2024	7,674,756	$3.49	5.24	$—
Grants	—	—		—
Exercised	—	—		—
Expired	(1,720,466)	3.56		—
Forfeited	(145,848)	2.27		—
Outstanding at March 31, 2025	5,808,442	$3.45	4.89	$—
Exercisable at March 31, 2025	5,533,118	$3.48	4.74	$—

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than our stock price of $0.04 as of March 31, 2025, and $0.37 as of March 31, 2024, which would have been received by the option holders had those option holders exercised their options as of that date.

We recognize compensation expense for all stock options granted using the fair value-based method of accounting. During the six months ended March 31, 2025, no options were issued.

The stock-based compensation expense related to option grants was $611,293 and $1,658,417, for the six months ended March 31, 2025, and 2024, respectively.

As of March 31, 2025, the total compensation cost related to nonvested awards not yet recognized is $728,387 and the weighted average period over which expense is expected to be recognized in months is 17.7.

We calculate the fair value of options using the Black-Scholes option pricing model, however, no options were granted for the six months ended March 31, 2025.

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

On January 3, 2023, we granted an aggregate of 212,004 RSUs which vest over time subject to continued service. Each RSU was valued at $6.23 per share. 25% of 130,464 RSUs vest on the one-year anniversary of the grant date and the remainder in equal quarterly installments over the following three-year period. All of 81,540 RSUs vest on the day after the end of the fiscal year in which the grant was made.

On July 1, 2023, we granted an aggregate of 54,393 RSUs which fully vested on the grant date. Each RSU was valued at $2.39 per share.

On January 1, 2024, we granted an aggregate of 140,000 RSUs which vest in equal semi-annual installments over a two-year term, beginning on the six-month anniversary of the grant date until all RSUs are fully vested. Each RSU was valued at $1.00 per share.

On March 15, 2024, we granted an aggregate of 3,065,000 RSUs which vest over a two-year period with 50% vesting on the one-year anniversary of the grant date and the remainder at 12.5% on a quarterly basis thereafter until all RSUs are fully vested. Each RSU was valued at $0.50 per share.

On March 15, 2024, we granted 600,000 RSUs, which vest over a four-year period, with 25% of the shares subject to the RSUs vesting on the one-year anniversary of the grant date and the remaining shares vesting equally on a quarterly basis beginning three months after the one-year anniversary until all RSUs are fully vested. Each RSU was valued at $0.50 per share.

On April 1, 2024, we granted 75,000 RSUs, which vest over a year and four months period, with 50% of the shares subject to the RSUs vesting on the one-year anniversary of the grant date and the remaining shares vesting equally on a quarterly basis beginning three months after the one-year anniversary until all RSUs are fully vested. Each RSU was valued at $0.32 per share.

On September 30, 2024, we granted 40,000 RSUs, which vest in equal quarterly installments over a one-year term, beginning on the three-month anniversary of the grant date until all RSUs are fully vested. Each RSU was valued at $0.05 per share.

On March 15, 2025, we granted 200,000 RSUs, which vest over an eighteen (18) month period. 50,000 vest immediately on the grant date; 75,000 vest on the nine (9) month anniversary of the grant date; and the remaining 75,000 vest on the eighteen (18) month anniversary of the grant date. Each RSU was valued at $0.04 per share.

On March 15, 2025, we granted 40,000 RSUs, which vest over a one (1) year period. 50% will vest immediately on the grant date and the remaining shares vesting equally on a quarterly basis thereafter until all RSUs are fully vested. Each RSU was valued at $0.04 per share.

The following table summarizes the RSU activity for the six months ended March 31, 2025:

	Number of	Weighted Average	Aggregate
	RSUs	Fair Value	Intrinsic Value
Outstanding at September 30, 2024	4,163,270	$1.03	$199,837
Granted	240,000
Vested	(1,701,904)
Expired	—
Forfeited	(586,875)
Outstanding at March 31, 2025	2,114,491	$1.08	$74,007

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on our stock price of $0.04 as of March 31, 2025, and $0.37 as of March 31, 2024, which would have been received by the RSU holders as of that date.

The stock-based compensation expense related to RSU grants was $1,064,727 and $702,979, for the six months ended March 31, 2025, and 2024, respectively.

As of March 31, 2025, the total compensation cost related to nonvested RSU awards not yet recognized was $2,188,367 and the weighted average period over which expense is expected to be recognized in months was 18.3.

Warrants

The following table summarizes the warrant activity for the six months ended March 31, 2025:

	Number of	Weighted average exercise
	shares	price per share
Outstanding at September 30, 2024	4,782,216	$1.21
Issued	—	—
Exercised	—	—
Expired	(36,741)	8.25
Outstanding at March 31, 2025	4,745,475	$1,18

We record all warrants granted using the fair value-based method of accounting.

During the six months ended March 31, 2025, no warrants were issued in conjunction with lines of credit. When warrants are issued, we allocate the fair value of the warrants at inception as deferred costs. Once we draw down funds on the revolving line of credit, we re-allocate the fair value of the warrants as debt discount and record the straight-line amortization ratably over the life of the debt as interest expense.

During the six months ended March 31, 2025, we recorded consulting expense of $69,195 as a result of current period vesting of previously issued warrants to various companies for consulting services.

We calculate the fair value of warrants using the Black-Scholes option pricing model, however, no warrants were granted for the six months ended March 31, 2025.

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

As of March 31, 2025, holders of Existing Warrants (including those held by Mr. Cassidy and Ms. Penz) had exercised warrants for 1,850,874 shares for an aggregate exercise price of $1,480,699. No other Existing Warrants have been repriced or exercised under the Warrant Repricing.

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

NOTE 13. SUBSEQUENT EVENTS

We have evaluated all subsequent events through the date of this quarterly report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2025, and events that occurred after March 31, 2025, but which were not recognized in the financial statements as indicated below.

Red Road Holdings Corporation

Effective as of May 13, 2025, we entered into a Securities Purchase Agreement with Red Road Holdings Corporation (“Red Road” and such agreement, the “Red Road Securities Purchase Agreement”) for the principal amount of one hundred sixty-five thousand nine hundred dollars ($165,900), which is convertible into shares of our common stock, $0.0001 par value per share, upon the terms and subject to the limitations and conditions set forth in the Convertible Promissory Note (the “Red Road Convertible Note”), also effective as of May 13, 2025.

The Red Road Convertible Note matures on February 28, 2026, with an interest rate of ten percent (10%) per annum accruing from May 13, 2025, until maturity, upon acceleration or by prepayment. The Red Road Convertible Note may be prepaid as follows: (1) the period beginning on May 13, 2025, and ending on the date which is one hundred twenty (120) days with a prepayment percentage of 120%; or (2) the period beginning on the date which is one hundred twenty-one (121) days following May 13, 2025, and ending on the date which is one hundred eighty (180) days following with a prepayment percentage of 125%.

Red Road may convert all or part of the outstanding and unpaid amount of the Red Road Convertible Note into fully paid and non-assessable shares of our common stock. The number of shares of our common stock to be issued upon each conversion shall be determined by dividing the Conversion Amount (as defined below) by the applicable Conversion Price (as defined below) then in effect on the date specified in the notice of conversion. The Conversion Amount equals the sum of the principal amount of the Red Road Convertible Note plus accrued and unpaid interest. The Conversion Price equals 70% multiplied by the Market Price (as defined below), representing a discount rate of 30%. The Market Price means the average of the three (3) lowest Trading Prices (as defined below) for our common stock during the fifteen (15) Trading Day period ending on the latest complete trading day prior to the conversion date. Trading Price means the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market as reported by a reliable reporting service. In no event shall Red Road be entitled to convert any portion of the Red Road Convertible Note such that the number of shares of our common stock issuable upon the conversion would result in beneficial ownership by Red Road and its affiliates of more than 4.99% of the outstanding shares of our common stock.

During the period the conversion right exists, we will reserve from our authorized and unissued common stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of common stock upon the full conversion of the Red Road Convertible Note. We are required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the Red Road Convertible Note, based on the Conversion Price in effect from time to time.

The Red Road Securities Purchase Agreement was executed and delivered in reliance upon the exemption from securities registration afforded by the rules and regulations as promulgated by the SEC under the Securities Act of 1933, as amended (the “1933 Act”).

The descriptions of the Red Road Securities Purchase Agreement and the Red Road Convertible Note are qualified in their entirety by reference to the full texts of the Red Road Securities Purchase Agreement and the Red Road Convertible Note, which are incorporated by reference herein. Copies of the Red Road Securities Purchase Agreement and the Red Road Convertible Note are included herein as Exhibits 10.5 and 4.3, respectively.

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

As of March 31, 2025, we had approximately 122,000 active Loop Players and Partner Screens across the Loop Platform, which included 21,035 quarterly active Loop Players (we refer to our quarterly active units herein as “QAUs”) across our O&O Platform. See “— Key Performance Indicators – Quarterly Active Units.” We launched our Partner Platforms business in May 2022 and had approximately 101,000 Partner Screens across our Partner Platforms as of March 31, 2025.

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

We record as cost of revenue in the O&O Platform business certain costs and expenses associated with operating such business, including the cost of content, streaming costs and content hosting fees. We procure content from third parties though licensing fees or by purchasing the content outright. Certain of our content, including our music video and certain third-party non-music content, are under licenses that contain a revenue share arrangement. We and the licensor of the content negotiate and pre-agree to the percentage of revenue to which each party will be entitled. The cost of content, including any payments to licenses under a revenue share license, is the single largest component of the cost of revenue associated with the O&O Platform business.

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

As of March 31, 2025, we had over 122,000 active Loop Players and Partner Screens across the Loop Platform, representing an increase of 47% in active Loop Players and Partner Screens from over 83,000 Loop Players and Partner Screens as of December 31, 2024. This included 21,035 QAUs across our O&O Platform and approximately 101,000 Partner Screens across our Partner Platforms.

In the three months ended March 31, 2025, QAUs decreased 9% to 21,035 compared to 23,225 in the three months ended December 31, 2024. There was relatively limited growth in QAUs quarter on quarter as we looked to prioritize and incentivize the distribution of Loop Players in key advertising markets and geographies, as well as into more desirable out-of-home location types, like convenience stores, restaurants, bars, and other retail establishments. We also looked to reduce our presence in less desirable out-of-home locations, which offset and reduced our net distribution growth. QAUs were 27,811 as of the three months ended September 30, 2024, and 30,486 as of the three months ended June 30, 2024.

As of March 31, 2025, Partner Screens in our Partner Platforms business increased by approximately 41,000 Partner Screens to approximately 101,000 Partner Screens, over approximately 60,000 Partner Screens as of December 31, 2024.

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

For the three months ended March 31, 2025, AD ARPU was $32 compared to $97 for the three months ended December 31, 2024, a 67% decrease. AD ARPU was $80 for the three months ended September 30, 2024, and $84 for the three months ended June 30, 2024.

For the three months ended March 31, 2025, SUB ARPU was $442 compared to $484 for the three months ended December 31, 2024, a 9% decrease. SUB ARPU was $464 for the three months ended September 30, 2024, and $561 for the three months ended June 30, 2024.

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

Cost Saving Measures

As previously disclosed, we began taking steps in fiscal year 2023 to increase efficiency and cut costs, while still maintaining our focus on, and dedication to, the continued growth of our business. These cuts and adjustments across several aspects of our business, including reductions in headcount and organizational restructuring, were implemented throughout fiscal year 2024 and through the first half of fiscal year 2025 and continue through the date of this Report.

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

Liquidity and Management’s Plan

As shown in our Consolidated Results of Operations discussed below, we have incurred recurring losses and anticipate further losses in the foreseeable future. We also had negative cash flows used in operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate sufficient revenue and our ability to raise additional funds by way of our debt and equity financing efforts while maintaining reduced spending levels. We continue to explore potential strategic alternatives to maximize shareholder value and to evaluate potential financing opportunities.

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

For the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	$ variance	% variance
Revenue	$1,680,916	$4,002,463	$(2,321,547)	(58)%
Cost of revenue	1,448,068	3,584,300	(2,136,232)	(60)%
Gross profit	232,848	418,163	(185,315)	(44)%
Total operating expenses	3,424,224	7,261,028	(3,836,804)	(53)%
Loss from operations	(3,191,376)	(6,842,865)	3,651,489	(53)%

Other income (expense):
Interest expense	(1,042,277)	(729,274)	(313,003)	43%
Other income (expense)	—	1,506	(1,506)	(100)%
Total other income (expense)	(1,042,277)	(727,768)	(314,509)	43%

Income tax benefit (expense)	—	—	—	—%
Net loss	$(4,233,653)	$(7,570,633)	$3,336,980	(44)%

Revenue

Our revenue for the three months ended March 31, 2025, was $1,680,916, a decrease of $2,321,547, or 58%, from $4,002,463 for the three months ended March 31, 2024. This decrease was primarily driven by: (i) a slowdown in digital advertising spend due to the challenging macroeconomic environment; (ii) a challenging ad market environment starting in the second quarter of fiscal year 2024 due to one of the largest ad demand participants changing their terms of business with ad publishers, including us, which resulted in a material negative impact on our ad demand partner revenue; (iii) decrease in Loop players year-over-year primarily due to the cost-cutting measures taken to eliminate our customer reward program and restructure our affiliate program and (iv) the reduction in ad demand partners that view our Loop Platform as a CTV platform on which CTV ad budgets can be spent. CTV advertising budgets are generally significantly higher; thus, CTV ad demand is generally associated with higher fill rates and CPMs, compared to DOOH ad budgets and DOOH ad demand.

Cost of Revenue

Our cost of revenue for the three months ended March 31, 2025, was $1,448,068, a decrease of $2,136,232, or 60%, from $3,584,300 for the three months ended March 31, 2024. This decrease in cost of revenue was primarily due to decreased revenue, which resulted in lower variable costs.

During fiscal year 2024, we continued an operational and cost-cutting review across the company, which we believed would provide the framework to make us more competitive in the CTV for business/DOOH industry and would accelerate our potential path to break even and achieve operating profitability. These measures included: (1) discussions with certain of our third-party content providers and other licensors with a view to (i) restructuring existing or new license agreements and (ii) eliminating certain fixed fee content licenses, in each case to more closely align payments to content licensors with revenue associated with such content; (2) the development and promotion of lower cost channels to reduce or eliminate third-party content license fees, where possible; and (3) a continued review of existing third-party vendor products and services with a view to eliminating ongoing yearly costs and expenses during the first half of fiscal year 2025.

These efforts are ongoing and as these initiatives and changes continue to take effect, we believe we will see improved margins for the business. There can be no assurances, however, that we will be able to effect all changes that we have identified or that any such changes will achieve the desired results.

Gross Profit Margin

Our gross profit margin for the three months ended March 31, 2025, was $232,848, a decrease of $185,315, or 44%, from $418,163 for the three months ended March 31, 2024. Our gross profit margin as a percentage of total revenue for the three months ended March 31, 2025, was approximately 13.9% compared to 10.4% for the three months ended March 31, 2024. The percentage increase was primarily driven by the cost-cutting measures as noted above.

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

Total Operating Expenses

Our operating expenses for the three months ended March 31, 2025, were $3,424,224, a decrease of $3,836,804, or 53%, from $7,261,028 for the three months ended March 31, 2024. This decrease in operating expenses was primarily due to a decrease in sales, general and administrative expenses as well as a reduction in stock-based compensation as follows:

Sales, General and Administrative Expenses

Our sales, general and administrative expenses for the three months ended March 31, 2025, were $2,544,094, a decrease of $3,191,600, or 56%, from $5,735,694 for the three months ended March 31, 2024. This decrease in sales, general and administrative expenses was primarily due to a reduction in payroll costs, marketing costs, professional fees and administration fees resulting in lower expenditures.

More specifically:

●	Our payroll costs for the three months ended March 31, 2025, were $1,525,714, a decrease of $1,328,002, or 47%, from $2,853,716 for the three months ended March 31, 2024, primarily driven by a reduction in headcount.

●	Our marketing costs for the three months ended March 31, 2025, were $263,419, a decrease of $1,484,553, or 85%, from $1,747,971 for the three months ended March 31, 2024, primarily due to a reduction and restructuring of affiliate fees, elimination of the customer rewards program and reduction in trade shows fees which resulted in overall lower marketing expenditures.

●	Our professional fees for the three months ended March 31, 2025, were $223,489, a decrease of $201,880, or 47%, from $425,369 for the three months ended March 31, 2024, primarily due to a decrease in legal, accounting and recruiting fees as well as dues and subscriptions as part of the cost savings initiatives.

●	Our administration fees for the three months ended March 31, 2025, were $133,092, a decrease of $138,644, or 51%, from $271,736 for the three months ended March 31, 2024, primarily due to a decrease in insurance premiums and board fees.

Sales, general and administrative expenses as a percentage of total revenue for the three months ended March 31, 2025, was 151.4% compared to 143.3% for the three months ended March 31, 2024.

Stock-Based Compensation

Our stock compensation (non-cash) for the three months ended March 31, 2025, was $581,794, a decrease of $530,343, or 48%, from $1,112,137 for the three months ended March 31, 2024, primarily due to decrease of stock award grants and forfeitures.

Loss on Disposal of Assets

For the three months ended March 31, 2025, we incurred costs of $50,553 related to the disposal of Loop Players. We had no loss on disposal of assets costs for the three months ended March 31, 2024.

Depreciation and Amortization

Our depreciation and amortization expenses for the three months ended March 31, 2025, were $247,783, a decrease of $165,414, or 40%, from $413,197 for the three months ended March 31, 2024, primarily driven by the disposal of Loop Players.

Non-Recurring Expenses

Our non-recurring expenses for the three months ended March 31, 2025, were $180,490, an increase of $159,320, or 753%, from $21,171 for the three months ended March 31, 2024, primarily driven by GemCap debt settlement costs and employee severance costs.

Total Other Expense

Our total other expenses for the three months ended March 31, 2025, were $1,042,277, an increase of $314,509, or 43%, from $727,768 total other expenses for the three months ended March 31, 2024. This increase in other expenses was primarily driven by interest expense.

For the six months ended March 31, 2025, compared to the six months ended March 31, 2024:

	Six Months Ended March 31,
	2025	2024	$ variance	% variance
Revenue	$5,411,639	$14,173,719	$(8,762,080)	(62)%
Cost of revenue	3,746,395	10,131,017	(6,384,622)	(63)%
Gross profit	1,665,244	4,042,702	(2,377,458)	(59)%
Total operating expenses	8,336,298	15,142,105	(6,805,807)	(45)%
Loss from operations	(6,671,054)	(11,099,403)	4,428,349	(40)%

Other income (expense):
Interest expense	(2,102,834)	(1,731,464)	(371,370)	21%
Other income (expense)	14	(25,168)	25,182	(100)%
Total other income (expense)	(2,102,820)	(1,756,632)	(346,188)	20%

Income tax benefit (expense)	—	—	—	—%
Net loss	$(8,773,874)	$(12,856,035)	$4,082,161	(32)%

Revenue

Our revenue for the six months ended March 31, 2025, was $5,411,639, a decrease of $8,762,080, or 62%, from $14,173,719 for the six months ended March 31, 2024. This decrease was primarily driven by: (i) a slowdown in digital advertising spend due to the challenging macroeconomic environment; (ii) a challenging ad market environment starting in the second quarter of fiscal year 2024 due to one of the largest ad demand participants changing their terms of business with ad publishers, including us, which resulted in a material negative impact on our ad demand partner revenue; (iii) decrease in Loop players year-over-year primarily due to the cost-cutting measures taken to eliminate our customer reward program and restructure our affiliate program and (iv) the reduction in ad demand partners that view our Loop Platform as a CTV platform on which CTV ad budgets can be spent. CTV advertising budgets are generally significantly higher; thus, CTV ad demand is generally associated with higher fill rates and CPMs, compared to DOOH ad budgets and DOOH ad demand.

Cost of Revenue

Our cost of revenue for the six months ended March 31, 2025, was $3,746,395, a decrease of $6,384,622, or 63%, from $10,131,017 for the six months ended March 31, 2024. This decrease in cost of revenue was primarily due to decreased revenue, which resulted in lower variable costs, in addition to fixed fee and minimum fee licensing costs.

During fiscal year 2024, we continued an operational and cost-cutting review across the company, which we believed would provide the framework to make us more competitive in the CTV for business/DOOH industry and would accelerate our potential path to break even and achieve operating profitability. These measures included: (1) discussions with certain of our third-party content providers and other licensors with a view to (i) restructuring existing or new license agreements and (ii) eliminating certain fixed fee content licenses, in each case to more closely align payments to content licensors with revenue associated with such content; (2) the development and promotion of lower cost channels to reduce or eliminate third-party content license fees, where possible; and (3) a continued review of existing third-party vendor products and services with a view to eliminating ongoing yearly costs and expenses during the first half of fiscal year 2025.

These efforts are ongoing and as these initiatives and changes continue to take effect, we believe we will see improved margins for the business. There can be no assurances, however, that we will be able to effect all changes that we have identified or that any such changes will achieve the desired results.

Gross Profit Margin

Our gross profit margin for the six months ended March 31, 2025, was $1,665,244, a decrease of $2,377,458, or 59%, from $4,042,702 for the six months ended March 31, 2024. Our gross profit margin as a percentage of total revenue for the six months ended March 31, 2025, was approximately 30.8% compared to 28.5% for the six months ended March 31, 2024. The percentage increase was primarily driven by revenue mix, as the current period included a larger portion of our O&O Platforms business which carries a higher gross margin, compared to year-ago period, in addition to the cost-cutting measures to reduce the cost of revenue as noted above.

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

Total Operating Expenses

Our operating expenses for the six months ended March 31, 2025, were $8,336,298, a decrease of $6,805,807, or 45%, from $15,142,105 for the six months ended March 31, 2024. This decrease in operating expenses was primarily due to a decrease in sales, general and administrative expenses as well as a reduction in stock-based compensation as follows:

Sales, General and Administrative Expenses

Our sales, general and administrative expenses for the six months ended March 31, 2025, were $5,964,513, a decrease of $5,942,158, or 50%, from $11,906,671 for the six months ended March 31, 2024. This decrease in sales, general and administrative expenses was primarily due to a reduction in payroll costs, marketing costs, professional fees and administration fees resulting in lower expenditures.

More specifically:

●	Our payroll costs for the six months ended March 31, 2025, were $3,178,920, a decrease of $1,793,974, or 36%, from $4,972,894 for the six months ended March 31, 2024, primarily driven by a reduction in headcount.

●	Our marketing costs for the six months ended March 31, 2025, were $696,825, a decrease of $3,229,393, or 82%, from $3,926,219 for the six months ended March 31, 2024, primarily due to a reduction and restructuring of affiliate fees, elimination of the customer rewards program and reduction in trade shows fees which resulted in overall lower marketing expenditures.

●	Our professional fees for the six months ended March 31, 2025, were $549,504, a decrease of $485,519, or 47%, from $1,035,023 for the six months ended March 31, 2024, primarily due to a decrease in legal, accounting and recruiting fees as well as dues and subscriptions as part of the cost savings initiatives.

●	Our administration fees for the six months ended March 31, 2025, were $284,208, a decrease of $218,132, or 43%, from $502,340 for the six months ended March 31, 2024, primarily due to a decrease in insurance premiums and board fees.

Sales, general and administrative expenses as a percentage of total revenue for the six months ended March 31, 2025, was 110.2% compared to 84% for the six months ended March 31, 2024.

Stock-Based Compensation

Our stock compensation (non-cash) for the six months ended March 31, 2025, was $1,745,215, a decrease of $695,147, or 28%, from $2,440,362 for the six months ended March 31, 2024, primarily due to decrease of stock award grants and forfeitures.

Loss on Disposal of Assets

For the six months ended March 31, 2025, we incurred costs of $117,809 related to the disposal of Loop Players. We had no loss on disposal of assets costs for the six months ended March 31, 2024.

Depreciation and Amortization

Our depreciation and amortization expenses for the six months ended March 31, 2025, were $508,760, a decrease of $286,311, or 36%, from $795,072 for the six months ended March 31, 2024, primarily driven by the disposal of Loop Players.

Non-Recurring Expenses

Our non-recurring expenses for the six months ended March 31, 2025, were $565,272, an increase of $286,859, or 103%, from $278,413 for the six months ended March 31, 2024, primarily driven by GemCap debt settlement costs and employee severance costs.

Total Other Expense

Our total other expenses for the six months ended March 31, 2025, were $2,102,820, an increase of $346,188 or 20%, from $1,756,632 total other expenses for the six months ended March 31, 2024. This increase in other expenses was primarily driven by interest expense.

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

EBITDA is not measured in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular:

●	EBITDA does not reflect the amounts we paid in interest expense on our outstanding debt;

●	EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;

●	EBITDA does not include depreciation expense from fixed assets; and

●	EBITDA does not include amortization expense of content assets for cost of revenue and operating expenses and ATM facility.

Because of these limitations, you should consider EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to EBITDA for each of the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
GAAP net loss	$(4,233,653)	$(7,570,633)	$(8,773,874)	$(12,856,035)
Adjustments to reconcile to EBITDA:
Interest expense	1,042,277	729,274	2,102,834	1,731,464
Depreciation and amortization expense*	426,314	1,164,473	895,801	2,353,355
Income tax expense/(benefit)	—	—	—	—
EBITDA	$(2,765,062)	$(5,676,886)	$(5,775,239)	$(8,771,216)

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

Adjusted EBITDA is not measured in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular:

●	Adjusted EBITDA does not reflect the amounts we paid in interest expense on our outstanding debt;

●	Adjusted EBITDA does not include depreciation expense from fixed assets;

●	Adjusted EBITDA does not include amortization expense of content assets for cost of revenue and operating expenses and ATM facility;

●	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;

●	Adjusted EBITDA does not include the impact of stock-based compensation;

●	Adjusted EBITDA does not include the impact of non-recurring expense;

●	Adjusted EBITDA does not include the impact of the loss on disposal of assets; and

●	Adjusted EBITDA does not include the impact of other income (expense).

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
GAAP net loss	$(4,233,653)	$(7,570,633)	$(8,773,874)	$(12,856,035)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense	1,042,277	729,274	2,102,834	1,731,464
Depreciation and amortization expense*	426,314	1,164,473	895,801	2,353,355
Income tax expense/(benefit)
Stock-based compensation**	581,794	1,112,137	1,745,215	2,440,362
Non-recurring expense	180,490	21,171	565,272	278,413
Loss on disposal of assets	50,553	—	117,809	—
Other income (expense)	—	(1,506)	(14)	25,168
Adjusted EBITDA	$(1,952,225)	$(4,545,084)	$(3,346,957)	$(6,027,273)

* Includes amortization of content assets for cost of revenue and operating expenses and ATM facility.

** Includes options, restricted stock units (“RSUs”) and warrants.

Liquidity and Capital Resources

As of March 31, 2025, we had cash of $425,646.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Six Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(3,233,491)	$(2,446,417)
Net cash used in investing activities	(61,594)	(473,562)
Net cash provided by (used in) financing activities	2,896,073	2,048,642
Change in cash	(399,012)	(871,337)

Cash, beginning of period	824,658	3,068,696
Cash, end of period	$425,646	$2,197,359

Cash Flows for the Six Months Ended March 31, 2025, and 2024

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

For the next twelve (12) months, we anticipate that we will need to supplement our cash from revenues with additional cash raised from equity investment or debt transactions, while maintaining reduced spending levels, to ensure that we will have adequate cash to support our minimum operating cash requirements and thus to continue as a going concern.

There can be no guarantee or assurance that we can raise adequate capital from outside sources. If we are unable to raise funds when required or on acceptable terms, we may have to significantly reduce or discontinue our operations.

Net Cash Flow Used in Operating Activities

Our net cash used in operating activities during the six months ended March 31, 2025, was $3,233,491, an increase of $787,074, or 32%, from $2,446,417 for the six months ended March 31, 2024, primarily due to a reduction in net loss, driven by lower SG&A expenses, decreased stock compensation expense and amortization of content assets offset by an increase in loss on disposal of assets and a reduction in working capital efficiency, as sales declined.

Net Cash Flow Used in Investing Activities

Our net cash used in investing activities during the six months ended March 31, 2025, was $61,594, a decrease of $411,968, or 87%, from $473,562 for the six months ended March 31, 2024, primarily driven by a decrease in the purchase of property and equipment.

Net Cash Flow Provided by Financing Activities

Our net cash provided by financing activities during the six months ended March 31, 2025, was $2,896,073, an increase of $847,431, or 41%, from $2,048,642 for the six months ended March 31, 2024, primarily due to increased net debt proceeds. See “–Future Capital Requirements.”

As a result of the above activities, for the six months ended March 31, 2025, we recorded a cash balance of $425,646, a decrease of $1,771,713, or 81%, from $2,197,359 for the six months ended March 31, 2024.

Future Capital Requirements

We have generated limited revenue, and as of March 31, 2025, our cash totaled $425,646, and we had an accumulated deficit of $161,555,019. We anticipate further losses as well as negative cash flows used in operations in the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of the accompanying condensed consolidated financial statements.

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

Revolving Lines of Credit

Excel $2.5M Revolving Line of Credit

Effective as of December 14, 2023, we entered into a Secured Revolving Line of Credit Loan Agreement with Excel Family Partners, LLLP, an entity managed by Bruce Cassidy (“Mr. Cassidy”), Executive Chairman of our Board and our majority stockholder (“Excel” and the “Excel $2.5M Revolving Line of Credit Agreement”) for up to a principal sum of $2,500,000, under which we may pay down and re-borrow up to the maximum amount of the $2,500,000 limit (the “Excel $2.5M Revolving Line of Credit”). Our drawdown on the Excel $2.5M Revolving Line of Credit is limited to no more than twenty-five percent (25%) of the last three full months’ revenue, not to exceed $1,250,000 in any quarter, and not to exceed in aggregate the outstanding debt amount of $2,500,000. The Excel $2.5M Revolving Line of Credit is a perpetual loan, with a maturity date that is twelve (12) months from the date of formal notice of termination by Excel, and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to ten percent (10%) per year. Under the Excel $2.5M Revolving Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest was pari passu with the May 13, 2022 Secured Non-Revolving Line of Credit Loan Agreement (the “RAT Non-Revolving Line of Credit Agreement”) entered into with several institutions and individuals (each, a “RAT Lender”) for an aggregate principal amount of $2,200,000 (the “RAT Non-Revolving Line of Credit”) and the May 2023 Secured Line of Credit (as defined below), but was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement (each as defined below). As a result of the GemCap Litigation Settlement, this subordination no longer applies. See “Part II – Other Information – Item 1. Legal Proceedings– The GemCap Litigation.”

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

The Excel $2.5M Revolving Line of Credit had a balance, including accrued interest, amounting to $2,774,257 and $2,646,479 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense for the Excel $2.5M Revolving Line of Credit in the amount of $147,495 and $118,284 for the three months ended March 31, 2025, and 2024, respectively, and $294,989 and $118,284 for the six months ended March 31, 2025, and 2024, respectively.

GemCap Revolving Line of Credit Agreement

Effective as of July 29, 2022, we entered into a Loan and Security Agreement with Industrial Funding Group, Inc. (the “Initial Lender”) for a revolving loan credit facility for the initial principal sum of up to $4,000,000, and through the exercise of an accordion feature, a total sum of up to $10,000,000 (the “GemCap Revolving Line of Credit Agreement”), evidenced by a Revolving Loan Secured Promissory Note, also effective as of July 29, 2022 (the “GemCap Revolving Line of Credit”). In connection with the GemCap Revolving Line of Credit Agreement and the GemCap Revolving Line of Credit, we also executed and delivered to the Initial Lender the Loan Agreement Schedule dated as of July 29, 2022 (the “Loan Agreement Schedule”) and other Loan Documents (as defined in the GemCap Revolving Line of Credit Agreement). Shortly after the effective date of the GemCap Revolving Line of Credit Agreement, the Initial Lender assigned the GemCap Revolving Line of Credit Agreement, and the Loan Documents, to GemCap Solutions, LLC (“GemCap” or the “Senior Lender”).

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

Under the GemCap Revolving Line of Credit Agreement, we granted to the Senior Lender a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the loan, our existing secured lenders, some of whom were the RAT Lenders under our RAT Non-Revolving Line of Credit (each as defined below) (collectively, the “Subordinated Lenders”), delivered subordination agreements (the “GemCap Subordination Agreements”) to the Senior Lender. We were permitted to make regularly scheduled payments, including payments upon maturity, to such subordinated lenders and potentially other payments subject to a measure of cash flow and receiving certain financing activity proceeds, in accordance with the terms of the GemCap Subordination Agreements. In connection with the delivery of the GemCap Subordination Agreements by the Subordinated Lenders, on July 29, 2022, we issued warrants to each Subordinated Lender on identical terms for an aggregate of up to 296,329 shares of our common stock (each, a “Subordination Agreement Warrant”). Each Subordination Agreement Warrant has an exercise price of $5.25 per share, expires on July 29, 2025, and is exercisable at any time prior to such date. One warrant for 191,570 warrant shares was issued to Eagle Investment Group, LLC, an entity managed by Mr. Cassidy, as directed by its affiliate, Excel, one of the Subordinated Lenders. The Subordinated Lenders receiving warrants for the remaining 104,759 warrant shares were also entitled to receive a cash payment of $22,000 six months from the date of the GemCap Subordination Agreements, representing 1.00% of the outstanding principal amount of the loan held by such Subordinated Lenders. This cash payment was made to those Subordinated Lenders on January 25, 2023.

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

The GemCap Revolving Line of Credit had a balance, including accrued interest, amounting to $0 and $2,916,763 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense for the GemCap Revolving Line of Credit in the amount of $0 and $332,332 for the three months ended March 31, 2025, and 2024, respectively, and $98,367 and $707,962 for the six months ended March 31, 2025, and 2024, respectively.

Pursuant to the Settlement Agreement and Mutual Release entered into between us and GemCap on November 27, 2024 (the “GemCap Litigation Settlement”), all amounts, including principal and accrued interest, owing to GemCap were paid off and all of our obligations to GemCap have been extinguished. See “Part II – Other Information – Item 1. Legal Proceedings– The GemCap Litigation.”

Capital Foundry Revolving Line of Credit

Effective as of February 3, 2025, we entered into a Loan and Security Agreement with Capital Foundry Funding, LLC (“Capital Foundry” and such agreement, the “Capital Foundry Loan Agreement”) for a revolving line of credit facility for the principal sum of up to $2.0 million (the “Capital Foundry Loan”), evidenced by a Promissory Note (the “Capital Foundry Note”), also effective as of February 3, 2025.

The loan matures on February 2, 2028, or if the term of the Capital Foundry Loan Agreement has been extended, the end of the then current Renewal Term (as such term is defined in the Capital Foundry Loan Agreement) and accrues interest on the unpaid principal balance of advances, payable monthly in arrears, at an annual rate equal to the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) 750 basis points (7.5%) per annum.

Under the Capital Foundry Loan Agreement, we granted to Capital Foundry a first-priority security interest in all of our present and future property and assets, including products and proceeds thereof. In connection with the Capital Foundry Loan, certain of our existing secured lenders, including Excel, and certain equipment financing lenders, have delivered subordination agreements to Capital Foundry (each lender, a “Subordinated Lender” and together, the “Subordinated Lenders”), in form and substance satisfactory, and on terms acceptable, to Capital Foundry (each a “Subordination Agreement”).

The Capital Foundry Loan Agreement had a balance, including accrued interest, amounting to $952,492 and $0 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense under the Capital Foundry Loan Agreement in the amount of $29,446 and $0 for the three months ended March 31, 2025, and 2024, respectively, and $29,446 and $0 for the six months ended March 31, 2025, and 2024, respectively.

Non-Revolving Lines of Credit

RAT Non-Revolving Line of Credit

Effective as of May 13, 2022, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “RAT Non-Revolving Line of Credit Agreement”) with several institutions and individuals (each a “RAT Lender” and collectively, the “RAT Lenders”) and RAT Investment Holdings, LP, as administrator of the loan (the “Loan Administrator”) for an aggregate principal amount of $2,200,000 (the “RAT Non-Revolving Line of Credit”), evidenced by a Non-Revolving Line of Credit Promissory Note (the “RAT Note”), also effective as of May 13, 2022. Pursuant to the terms of the RAT Non-Revolving Line of Credit Agreement, the RAT Non-Revolving Line of Credit matured eighteen (18) months from the effective date of the RAT Non-Revolving Line of Credit Agreement (the “Original RAT Line of Credit Maturity Date”) and accrued interest, payable semi-annually in arrears, at a fixed rate of interest equal to 12% per year. Under the RAT Non-Revolving Line of Credit Agreement, we granted to the RAT Lenders a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest was pari passu with the Excel $2.5M Revolving Line of Credit Agreement (as defined above) and the May 2023 Secured Line of Credit Agreement (as defined below) and (each of which were subordinated in connection with our GemCap Revolving Line of Credit Agreement (as defined above)). As a result of the GemCap Litigation Settlement, this subordination no longer applies. See “Part II – Other Information – Item 1. Legal Proceedings– The GemCap Litigation.” In connection with the RAT Non-Revolving Line of Credit Agreement, on May 13, 2022, we issued a warrant to each RAT Lender (collectively, the “RAT Loan Warrants”) for an aggregate of up to 209,522 shares of our common stock. Each RAT Loan Warrant has an exercise price of $5.25 per share, expires on May 13, 2025, and is exercisable at any time prior to the expiration date.

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

The RAT Non-Revolving Line of Credit had a balance, including accrued interest, amounting to $0 and $442,107 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense for the RAT Non-Revolving Line of Credit in the amount of $0 and $151,031 for the three months ended March 31, 2025, and 2024, respectively, and $6,583 and $310,009 for the six months ended March 31, 2025, and 2024, respectively.

May 2023 Secured Loan

Effective as of May 10, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “May 2023 Secured Line of Credit Agreement”) with several individuals and institutional lenders for aggregate loans of up to $4.0 million (the “May 2023 Secured Line of Credit”), evidenced by the Secured Non-Revolving Line of Credit Promissory Notes (each a “May 2023 Secured Note” and collectively, the “May 2023 Secured Notes”), also effective as of May 10, 2023. The May 2023 Secured Line of Credit matures twenty-four (24) months from the date of the May 2023 Secured Line of Credit and accrues interest, payable semi-annually in arrears, at a fixed rate of interest equal to 12% per year. We granted to the lenders under the May 2023 Secured Line of Credit Agreement a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest was pari passu with the RAT Non-Revolving Line of Credit Agreement and the Excel $2.5M Revolving Line of Credit Agreement, but subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement, this subordination no longer applies. See “Part II – Other Information – Item 1. Legal Proceedings– The GemCap Litigation.”

In connection with the May 2023 Secured Line of Credit, on May 10, 2023, we agreed to issue to each lender under the May 2023 Secured Line of Credit Agreement, upon a drawdown, a warrant to purchase up to an aggregate of 369,517 shares of our common stock. Each warrant has an exercise price of $4.33 per share, expires on May 10, 2026, and is exercisable at any time prior to such date.

As of May 10, 2023, Excel committed to be a lender under the May 2023 Secured Line of Credit Agreement for an aggregate loan of $2.65 million, and as of September 11, 2023, Excel had not loaned any funds under the May 2023 Secured Line of Credit. On May 31, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “Excel $2.2M Secured Line of Credit Agreement”) with Excel for an aggregate principal amount of up to $2,200,000 (the “Excel $2.2M Line of Credit”), evidenced by a Non-Revolving Line of Credit Promissory Note (the “Excel $2.2M Note”). Pursuant to the terms of a Pay Off Letter Agreement with Excel dated September 12, 2023, we refinanced the outstanding principal and interest of the Excel $2.2M Line of Credit to be included as part of the obligations of the May 2023 Secured Line of Credit Agreement. As a result of such refinancing, as of September 12, 2023, no principal or interest remained outstanding under the Excel $2.2M Secured Line of Credit, and the Excel $2.2M Secured Line of Credit Agreement was terminated, and as of September 12, 2023, Excel had loaned $2,266,733 under the May 2023 Secured Line of Credit Agreement and received a warrant to purchase 209,398 shares of our common stock.

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

On December 31, 2023, one of the remaining lenders under the May 2023 Secured Line of Credit converted $101,699.83 in outstanding principal and interest into 127,124 shares of our common stock at a conversion price per share of $0.80. As of December 31, 2024, warrants for a total of 83,142 warrant shares had been issued to the remaining lenders in connection with the May 2023 Secured Line of Credit and remain outstanding.

The May 2023 Secured Note had a principal balance, including accrued interest, amounting to $909,333 and $885,333 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense for the 2023 Secured Note in the amount of $80,179 and $120,443 for the three months ended March 31, 2025, and 2024, respectively, and $160,357 and $213,343 for the six months ended March 31, 2025, and 2024, respectively.

Excel $1.0M Line of Credit

On March 28, 2024, we entered into a Secured Non-Revolving Line of Credit Loan Agreement with Excel, an entity managed by Mr. Cassidy (the “Excel $1.0M Secured Line of Credit Agreement”), for an aggregate principal amount of up to $1,000,000 (the “Excel $1.0M Line of Credit”), evidenced by a Secured Non-Revolving Line of Credit Promissory Note (the “Excel $1.0M Note”). The Excel $1.0M Line of Credit matures one hundred eighty (180) days from the date of the Excel $1.0M Secured Line of Credit Agreement (the “Excel $1.0M Line of Credit Maturity Date”) and accrues interest, payable in arrears on the Excel $1.0M Line of Credit Maturity Date, at a fixed rate of interest equal to 12% per year.

Under the Excel $1.0M Secured Line of Credit Agreement, we granted to Excel a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof, which security interest was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement, this subordination no longer applies. See “Part II – Other Information – Item 1. Legal Proceedings– The GemCap Litigation.”

On May 31, 2024, we entered into a Waiver and Consent Letter Agreement with Excel (the “Excel Waiver Agreement”), effective as of and contingent upon the closing of the Registered Offering (as defined and described below), waiving certain provisions of the Excel $1.0M Secured Line of Credit Agreement, pursuant to which Excel irrevocably agreed to waive its rights to receive $500,000 of the net proceeds of any non-affiliate capital raise, including the Registered Offering, and consented to us not paying any of such proceeds to it, contingent upon the closing of such a non-affiliate capital raise, including the Registered Offering. See “ – The Registered Offering and the Concurrent Private Placement Offering.”

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

On February 20, 2025, we entered into an Exchange Agreement pursuant to which the outstanding principal and accrued interest in the amount of $1,103,000 under the Excel $1.0M Note was exchanged into 26,261,905 restricted shares of our common stock at an exchange rate of $0.042 per share. As a result, our obligations under the Excel $1.0M Note were extinguished.

The Excel $1.0M Line of Credit had a balance, including accrued interest, amounting to $0 and $1,060,000 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense for the Excel $1.0M Line of Credit in the amount of $10,333 and $1,000 for the three months ended March 31, 2025, and 2024, respectively, and $43,000 and $1,000 for the six months ended March 31, 2025, and 2024, respectively.

Convertible Notes

The Bellino Trust $2.0M Convertible Note

On October 18, 2024, we issued a Convertible Promissory Note to the Joseph G. Bellino Trust Dated November 30, 2023 (the “Bellino Trust”), in the principal amount of $2,000,000 (the “Bellino Trust $2.0M Convertible Note”). The Bellino Trust $2.0M Convertible Note accrues interest at 30% per annum, and unless converted into our common stock. The entire principal amount of the Bellino Trust $2.0M Convertible Note, plus accrued and unpaid interest, are due and payable by us on the date that is twelve (12) months after the issue date (the “Bellino Trust Convertible Note Maturity Date”). The Bellino Trust $2.0M Convertible Note is guaranteed personally by Mr. Cassidy.

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

The Bellino Trust $2.0M Convertible Note had a principal balance, with no accrued interest, amounting to $2,000,000 and $0 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense for the Bellino Trust $2.0M Convertible Note in the amount of $150,000 and $0 for the three months ended March 31, 2025, and 2024, respectively, and $266,667 and $0 for the six months ended March 31, 2025, and 2024, respectively.

Excel $3.0M Line of Credit Convertible Note

On November 27, 2024, we entered into a Non-Revolving Line of Credit Loan Agreement with Excel (the “Excel $3.0M Line of Credit Loan Agreement”), for an aggregate principal amount of up to $3,000,000 (the “Excel $3.0M Line of Credit”), evidenced by a Line of Credit Convertible Promissory Note (the “Excel $3.0M Line of Credit Convertible Note”).

The Excel $3.0M Line of Credit Convertible Note accrues interest at 20% per annum unless converted into our common stock. The entire principal amount of the Excel $3.0M Convertible Note, plus accrued and unpaid interest, will be due and payable by us on the date that is twelve (12) months after the issue date (the “Excel $3.0M Convertible Note Maturity Date”); provided, however, that the Excel $3.0M Convertible Note Maturity Date may be extended by an additional twelve (12) months at our request and upon written consent by the Excel, which consent shall not be unreasonably withheld.

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

The Excel $3.0M Line of Credit Convertible Note had a balance, including accrued interest, amounting to $3,210,794 and $0 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense for the Excel $3.0M Line of Credit Convertible Note in the amount of $153,333 and $0 for the three months ended March 31, 2025, and 2024, respectively, and $210,794 and $0 for the six months ended March 31, 2025, and 2024, respectively.

Other Debt Instruments

Agile Capital Finding, LLC

Agile $525,000 Loan

On August 26, 2024, we, along with our wholly-owned subsidiary, RMTV, entered into a Subordinated Business Loan and Security Agreement (the “Agile $525,000 Loan Agreement”) with Agile Capital Funding, LLC, a Virginia limited liability company (“Agile”) and Agile Capital Funding, LLC, as collateral agent (the “Agile Collateral Agent”), evidenced by a Subordinated Secured Promissory Note in the principal amount of $525,000 (the “Agile $525,000 Note” and such loan, the “Agile $525,000 Loan”). Principal and interest in the aggregate amount of $756,000 under the Agile $525,000 Note was to be repaid in weekly payments of $27,000 and be repaid on or before the maturity date of March 10, 2025 (the “Agile $525,000 Loan Maturity Date”). We had the ability to prepay the Agile $525,000 prior to the Agile $525,000 Loan Maturity Date, subject to a prepayment fee equal to the aggregate and the actual amount of interest remaining to be paid through the Agile $525,000 Loan Maturity Date. Payments under the Agile $525,000 Note were expressly subordinated to our obligations under the GemCap Revolving Line of Credit Agreement and we granted the Agile Collateral Agent a security interest, for the benefit of the Agile, in certain of our properties, rights and assets, which security interest was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement, this subordination no longer applies. See “Part II – Other Information – Item 1. Legal Proceedings– The GemCap Litigation.”

Pursuant to the terms of the Agile $660,000 Loan (defined below), on December 27, 2024, we refinanced the outstanding principal and interest of the Agile $525,000 Loan, amounting to $297,175, to be included as part of the obligations of the Agile $660,000 Loan. See “—Agile $660,000 Loan.” As a result of such refinancing, as of December 31, 2024, no principal or interest remained outstanding under the Agile $525,000 Loan, and the Agile $525,000 Loan Agreement was terminated.

Agile $388,500 Loan

On October 14, 2024, we, along with RMTV, entered into a Subordinated Business Loan and Security Agreement (the “Agile $388,500 Loan Agreement”) with Agile and the Agile Collateral Agent, evidenced by a Subordinated Secured Promissory Note in the principal amount of $388,500 (the “Agile $388,500 Note” and such loan, the “Agile $388,500 Loan”). Principal and interest in the aggregate amount of $559,440 under the Agile $388,500 Note is repaid in weekly payments of $17,482.50 and shall be repaid on or before the maturity date of May 26, 2025 (the “Agile $388,500 Loan Maturity Date”). The Agile $388,500 Note may be prepaid prior to the Agile $388,500 Loan Maturity Date, subject to a prepayment fee equal to the aggregate and the actual amount of interest remaining to be paid through the Agile $388,500 Loan Maturity Date. Payments under the Agile $388,500 Note were expressly subordinated to our obligations under the GemCap Revolving Line of Credit Agreement and we granted the Agile Collateral Agent a security interest, for the benefit of the Agile, in certain of our properties, rights and assets, which security interest was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement, this subordination no longer applies. See “Part II – Other Information – Item 1. Legal Proceedings– The GemCap Litigation.”

Pursuant to the terms of the Agile $800,000 Loan (defined below), on March 25, 2025, we refinanced the outstanding principal and interest of the Agile $388,500 Loan, amounting to $157,417, to be included as part of the obligations of the Agile $800,000 Loan. See “—Agile $800,000 Loan.” As a result of such refinancing, as of March 31, 2025, no principal or interest remained outstanding under the Agile $388,500 Loan, and the Agile $388,500 Loan Agreement was terminated.

Agile $660,000 Loan

On December 27, 2024 (the “Agile $660,000 Agreement Effective Date”), we, along with RMTV, entered into a Subordinated Business Loan and Security Agreement (the “Agile $660,000 Loan Agreement” and together with the Agile $388,500 Loan Agreement, the “Agile Agreements”) with Agile and the Agile Collateral Agent, evidenced by a Subordinated Secured Promissory Note in the principal amount of $660,000 (the “Agile $660,000 Note” and such loan, the “Agile $660,000 Loan”). (The Agile $388,500 Note and the Agile $660,000 Note are together referred to as the “Agile Notes.”) Of the $660,000 proceeds from the Agile Loan, $297,175was used to repay the outstanding balance of principal and interest on the Agile $525,000 Loan, with the balance, net an administration fee, of $329,825 being used for general operations. Principal and interest in the aggregate amount of $917,400 under the Agile $660,000 Note is repaid in weekly payments of $30,580 and shall be repaid on or before the maturity date of July 29, 2025 (the “Agile $660,000 Loan Maturity Date”). The Agile $660,000 Note may be prepaid prior to the Agile $660,000 Loan Maturity Date, subject to a prepayment fee equal to the aggregate and the actual amount of interest remaining to be paid through the Agile $660,000 Loan Maturity Date. The Agile $660,000 Note provides for discounts on prepayment of the Agile $660,000 Loan, including any partial prepayments, as follows: if paid within thirty (30) days of the Agile $600,000 Agreement Effective Date, the total aggregate principal and interest due on the Agile $660,000 Loan would be $759,000, and if paid within sixty (60) days of the Agile $600,000 Agreement Effective Date, the total principal and interest due would be $825,000. There can be no assurance that we will be able to make any prepayments, in part or in full, within these time frames or at all.

The Agile $660,000 Loan had a balance, including accrued interest, amounting to $456,419 and $0 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense for the Agile $660,000 Loan in the amount of $170,946 and $0 for the three months ended March 31, 2025, and 2024, respectively, and $177,960 and $0 for the six months ended March 31, 2025, and 2024, respectively.

Agile $800,000 Loan

On March 25, 2025 (the “Agile $800,000 Agreement Effective Date”), we, along with RMTV, entered into a Subordinated Business Loan and Security Agreement (the “Agile $800,000 Loan Agreement” and together with the Agile $388,500 Loan Agreement, the Agile $660,000 Loan Agreement, the “Agile Agreements”) with Agile and the Agile Collateral Agent, evidenced by a Subordinated Secured Promissory Note in the principal amount of $800,000 (the “Agile $800,000 Note” and such loan, the “Agile $800,000 Loan”). (The Agile $388,500 Note, the Agile $660,000 Note and the Agile $800,000 Note are together referred to as the “Agile Notes.”) Of the $800,000 proceeds from the Agile Loan, $157,417.50 was used to repay the outstanding balance of principal and interest on the Agile $525,000 Loan, with the balance, net an administration fee, of $602,582.50 being used for general operations. Principal and interest in the aggregate amount of $1,112,000 under the Agile $800,000 Note is repaid in weekly payments of $37,066.67 commencing on April 3, 2025, and shall be repaid on or before the maturity date of October 23, 2025 (the “Agile $800,000 Loan Maturity Date”). The Agile $800,000 Note may be prepaid prior to the Agile $800,000 Loan Maturity Date, subject to a prepayment fee equal to the aggregate and the actual amount of interest remaining to be paid through the Agile $800,000 Loan Maturity Date. The Agile $800,000 Note provides for discounts on prepayment of the Agile $800,000 Loan, including any partial prepayments, as follows: if paid within thirty (30) days of the Agile $800,000 Agreement Effective Date, the total aggregate principal and interest due on the Agile $800,000 Loan would be $920,000; if paid within sixty (60) days of the Agile $800,000 Agreement Effective Date, the total principal and interest due would be $1,000,000; and if paid within ninety (90) days of the Agile $800,000 Agreement Effective Date, the total principal and interest due would be $1,056,000. There can be no assurance that we will be able to make any prepayments, in part or in full, within these time frames or at all.

The Agile $800,000 Loan had a balance, including accrued interest, amounting to $812,720 and $0 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense for the Agile $800,000 Loan in the amount of $14,038 and $0 for the three months ended March 31, 2025, and 2024, respectively, and $14,038 and $0 for the six months ended March 31, 2025, and 2024, respectively.

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

CFG Purchase Agreement

On August 27, 2024, we entered into a Purchase Agreement (the “CFG Purchase Agreement”) with CFG Merchant Solutions, LLC, a Delaware limited liability company, as buyer (“CFG”), and Mr. Cassidy, our Executive Chairman and our majority stockholder, as guarantor (the “CFG Guarantor”). The CFG Purchase Agreement provides for the purchase by CFG of our future receipts (the “Future Receipts”) valued at $962,500 (the “Amount Sold”) for a total purchase price of $700,000 (the “Purchase Price”). The percentage of Future Receipts to be paid back on a daily basis is 14.44% (the “Purchased Percentage”), which equals $4,812.60 (the “Daily Amount”). CFG is entitled to collect the Daily Amounts at the end of each week by debiting our bank account by an amount equaling $24,063 (the “Weekly Payment”) until the Amount Sold is paid in full. We granted the Buyer a security interest in certain of our properties, rights and assets, as set forth in the CFG Purchase Agreement, which security interest was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. See “– Revolving Lines of Credit – GemCap Revolving Line of Credit.” As a result of the GemCap Litigation Settlement, this subordination no longer applies. See “Part II – Other Information – Item 1. Legal Proceedings– The GemCap Litigation.”

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

The CFG Purchase Agreement had a balance, including accrued interest, amounting to $221,671 and $653,414 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense under the CFG Purchase Agreement in the amount of $75,456 and $0 for the three months ended March 31, 2025, and 2024, respectively, and $199,002 and $0 for the six months ended March 31, 2025, and 2024, respectively.

1800 Diagonal Lending, LLC

1800 Diagonal $138,000 Promissory Note

On October 11, 2024, we entered into a Securities Purchase Agreement (the “1800 Diagonal $138,000 Promissory Note Agreement”) with 1800 Diagonal Lending, LLC (the “1800 Diagonal Lender”), pursuant to which the 1800 Diagonal Lender made a loan to us, evidenced by a Promissory Note in the aggregate principal amount of $138,000, including an original issue discount of $23,000 (the “1800 Diagonal $138,000 Promissory Note”). Under the 1800 Diagonal $138,000 Promissory Note, we are required to make 10 monthly payments of $15,180, which includes a one-time interest charge of 10% ($13,800). The 1800 Diagonal $138,000 Promissory Note is not secured by any collateral and matures on August 15, 2025.

The 1800 Diagonal $138,000 Promissory Note Agreement had a balance, including accrued interest, amounting to $75,900 and $0 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense under the 1800 Diagonal $138,000 Promissory Note Agreement in the amount of $14,337 and $0 for the three months ended March 31, 2025, and 2024, respectively, and $42,473 and $0 for the six months ended March 31, 2025, and 2024, respectively.

1800 Diagonal $49,200 Bridge Note

On October 11, 2024, we entered into a Securities Purchase Agreement with the 1800 Diagonal Lender (the “1800 Diagonal $49,200 Bridge Note Agreement”) pursuant to which the 1800 Diagonal Lender made a loan to us, evidenced by a Bridge Note in the aggregate principal amount of $49,200, including an original issue discount of $23,000 (the “1800 Diagonal $49,200 Bridge Note”). Under the 1800 Diagonal $49,200 Bridge Note, we are required to make an initial payment of $27,552, which includes a one-time interest charge of 12% ($5,904), on April 15, 2025, with four (4) subsequent payments of $6,888 due each month thereafter. The 1800 Diagonal $49,200 Bridge Note is not secured by any collateral and matures on August 15, 2025. Payments under the 1800 Diagonal Agreements No. 1 were expressly subordinated to our obligations under the GemCap Revolving Line of Credit Agreement; however, as a result of the GemCap Litigation Settlement, this subordination no longer applies. See “—GemCap Revolving Line of Credit.”

The 1800 Diagonal $49,200 Bridge Note Agreement had a balance, including accrued interest, amounting to $55,104 and $0 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense under the 1800 Diagonal $49,200 Bridge Note Agreement in the amount of $2,896 and $0 for the three months ended March 31, 2025, and 2024, respectively, and $11,697 and $0 for the six months ended March 31, 2025, and 2024, respectively.

1800 Diagonal $31,200 Promissory Note

On December 17, 2024, we entered into a Securities Purchase Agreement (the “1800 Diagonal $31,200 Promissory Note Agreement”) with the 1800 Diagonal Lender, pursuant to which the 1800 Diagonal Lender made a loan to us, evidenced by a Promissory Note in the aggregate principal amount of $31,200, including an original issue discount of $5,200 (the “1800 Diagonal $31,200 Promissory Note”). Under the 1800 Diagonal $31,200 Promissory Note, we are required to make 10 monthly payments of $3,432, which includes a one-time interest charge of 10% ($3,120). The 1800 Diagonal $31,200 Promissory Note is not secured by any collateral and matures on October 15, 2025.

The 1800 Diagonal $31,200 Promissory Note Agreement had a balance, including accrued interest, amounting to $24,024 and $0 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense under the 1800 Diagonal $31,200 Promissory Note Agreement in the amount of $1,691 and $0 for the three months ended March 31, 2025, and 2024, respectively, and $5,375 and $0 for the six months ended March 31, 2025, and 2024, respectively.

1800 Diagonal $96,000 Bridge Note

On December 17, 2024, we entered into a Securities Purchase Agreement with the 1800 Diagonal Lender (the “1800 Diagonal $96,000 Bridge Note Agreement” and together with the 1800 Diagonal $138,000 Promissory Note Agreement, the 1800 Diagonal $49,200 Bridge Note Agreement and the 1800 Diagonal $31,200 Promissory Note Agreement, the “1800 Diagonal Loan Agreements”) pursuant to which the 1800 Diagonal Lender made a loan to us, evidenced by a Bridge Note in the aggregate principal amount of $96,000, including an original issue discount of $16,000 (the “1800 Diagonal $96,000 Bridge Note” and together with the 1800 Diagonal $138,000 Promissory Note, the 1800 Diagonal $49,200 Bridge Note and the 1800 Diagonal $31,200 Promissory Note, each a “1800 Diagonal Note” and collectively, the “1800 Diagonal Notes”). Under the 1800 Diagonal $96,000 Bridge Note, we are required to make an initial payment of $53,760, which includes a one-time interest charge of 12% ($11,520), on June 15, 2025, with four (4) subsequent payments of $13,440 due each month thereafter. The 1800 Diagonal $96,000 Bridge Note is not secured by any collateral and matures on October 15, 2025.

The 1800 Diagonal $96,000 Bridge Note Agreement had a balance, including accrued interest, amounting to $107,520 and $0 as of March 31, 2025, and September 30, 2024, respectively. We incurred interest expense under the 1800 Diagonal $96,000 Bridge Note Agreement in the amount of $5,727 and $0 for the three months ended March 31, 2025, and 2024, respectively, and $19,156 and $0 for the six months ended March 31, 2025, and 2024, respectively.

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

Repricing and Exercise of Certain Existing Warrants

On December 14, 2023, we agreed to offer to amend certain existing warrants exercisable for an aggregate of up to 4,055,240 shares of our common stock (each such warrant an “Existing Warrant”) to reduce the respective exercise prices thereof to $0.80 per share (such new price being referred to as the “Amended Warrant Exercise Price”), which was the closing price per share of our common stock as quoted on the NYSE American on December 13, 2023, on the condition that the holder of each Existing Warrant would commit to exercise the Existing Warrant within eight (8) business days from the date the warrant holder entered into a binding agreement, or some other number of days to be agreed by the Existing Warrant holder (the “Warrant Reprice Letter Agreement”), paying the aggregate Amended Warrant Exercise Price of each respective Existing Warrant in cash to us (the “Warrant Repricing”). Holders of Existing Warrants had until December 31, 2023, to enter into a Warrant Reprice Letter Agreement, after which time the original per share warrant exercise price of Existing Warrants would remain unchanged. Existing Warrants exercisable for an aggregate of up to 786,482 shares of our common stock were held by Excel Family Partners, LLLP, and Eagle Investment Group, LLC, entities managed by Mr. Cassidy. Existing Warrants exercisable for an aggregate of up to 443,332 shares of our common stock were held by Denise Penz, a member of our Board of Directors. Each of Mr. Cassidy and Ms. Penz entered into Warrant Reprice Letter Agreements to exercise their Existing Warrants, and as of December 31, 2023, each exercised their Existing Warrants resulting in net proceeds to us of $983,851.

As of March 31, 2025, holders of Existing Warrants (including those held by Mr. Cassidy and Ms. Penz) had exercised an aggregate of 1,850,874 shares for an aggregate exercise price of $1,480,699. We do not expect any other warrants to be repriced and exercised under the Warrant Repricing.

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

In addition, until the date that is the eighteen (18) month anniversary of the closing of the Registered Offering, the Institutional Investor is entitled to a participation right in any subsequent financing (as defined in the Institutional Purchase Agreement ) effected by us or any of our subsidiaries of common stock or common stock equivalents for cash consideration, or a combination of units thereof, up to an amount equal to 35% of such subsequent financing on the same terms, conditions and price provided for in the subsequent financing, subject to certain carve-outs as set forth in the Institutional Purchase Agreement.

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

Pursuant to the terms of the Placement Agency Agreement, we issued to the Placement Agent warrants (“Placement Agent Warrants”) to purchase up to 700,000 shares of common stock, or 5.0% of the aggregate shares of common stock (or common stock equivalents) issued in the Offerings, exercisable at a price per share of $0.25399. The Placement Agent Warrants are exercisable commencing six months after the closing date of the Registered Offering (around December 3, 2024) and expiring on May 31, 2029.

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

Future Use of Operating Cash and Capital Requirements

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	our ability to raise capital when needed and on acceptable terms and conditions;

●	our ability to be quoted on the OTCQB;

●	our ability to regain and maintain compliance with the continued listing requirements of the NYSE American or another national stock exchange;

●	our ability to attract and retain management with experience in digital media including digital video music streaming, and similar emerging technologies;

●	our ability to negotiate, finalize and maintain economically feasible agreements with the major and independent music labels, publishers and performance rights organizations;

●	our ability to attract prospective users and to retain existing users;

●	our expectations regarding market acceptance of our products in general, and our ability to penetrate digital video music streaming in particular;

●	volatility in digital programmatic advertising spend which can affect our revenues;

●	the scope, validity and enforceability of our and third-party intellectual property rights;

●	our ability to comply with governmental regulations and changes in legislation or governmental regulations affecting us;

●	the intensity of competition in the markets in which we operate and those that we may seek to enter;

●	changes in the political and regulatory environment and in business and fiscal conditions in the United States and overseas;

●	our dependence upon third-party licenses for sound recordings and musical compositions;

●	our lack of control over the providers of our content and their effect on our access to music and other content;

●	our ability to comply with the many complex license agreements to which we are a party;

●	our ability to accurately estimate the amounts payable under our license agreements;

●	the limitations on our operating flexibility due to the minimum guarantees required under certain of our license agreements;

●	our ability to obtain accurate and comprehensive information about music compositions in order to obtain necessary licenses or perform obligations under our existing license agreements;

●	potential breaches of our security systems;

●	assertions by third parties of infringement or other violations by us of their intellectual property rights;

●	our ability to generate sufficient revenue to be profitable or to generate positive cash flow on a sustained basis;

●	our ability to continue as a going concern;

●	our ability to accurately estimate our user metrics;

●	the manipulation of stream counts and user accounts and unauthorized access to our services;

●	our ability to hire and retain key personnel;

●	our ability to maintain, protect and enhance our brand;

●	risks associated with our potential international expansion, including difficulties obtaining rights to stream music on favorable terms;

●	risks relating to the acquisition, investment and disposition of companies or technologies;

●	dilution resulting from additional share issuances;

●	tax-related risks;

●	the concentration of voting power among our founders who have and will continue to have substantial control over our business;

●	international, national, or local economic, social or political conditions; and

●	risks associated with accounting estimates, currency fluctuations and foreign exchange controls.

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

As of March 31, 2025, our cash totaled $425,646. During the six months ended March 31, 2025, we incurred a net loss of $8,773,874 and used $3,233,491 of cash in operations. We have incurred significant operating losses in the past and, as of March 31, 2025, we had an accumulated deficit of $161,555,019. We do not expect to experience positive cash flows from operations in the near future as we continue to invest in the distribution of our Loop Players and the expansion of our Partner Platforms business.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, that would enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts such as depreciation, amortization and depletion expense to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. Effective January 1, 2025, we adopted this ASU and there is no material impact to our condensed consolidated financial statements and related disclosures as of March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding such required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer have evaluated such disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2025, we are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting us, or our common stock, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 20, 2025, we entered into an Exchange Agreement pursuant to which we agreed to issue 26,261,905 shares of our common stock in exchange for the cancellation of the outstanding principal and accrued interest in the amount of $1,103,000 due to Excel Family Partners, LLLP, under the Excel $1.0M Note, at an exchange rate of $0.042 per share. The issuance of these shares was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder, on the basis that the transaction did not involve a public offering.

Item 3. Defaults Upon Senior Securities.

There were no material defaults regarding payments of principal and interest that exceeded 5% of our total assets.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2025 (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amendment No. 1 to Amended and Restated Bylaws, effective as of January 31, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on February 4, 2025).

4.1	Promissory Note issued by the Company in favor of Capital Foundry Funding, LLC, dated February 3, 2025 (incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q filed on February 4, 2025).

4.2	Subordinated Secured Promissory Note issued by the Company and Retail Media TV, Inc. in favor of Agile Capital Funding, LLC, dated March 25, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 31, 2025).

4.3*	Convertible Promissory Note issued by the Company in favor of Red Road Holdings Corporation, dated May 13, 2025.

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on February 4, 2025).

10.2	Loan and Security Agreement by and between the Company and Capital Foundry Funding, LLC, dated as of February 3, 2025 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on February 4, 2025).

10.3	Exchange Agreement by and between the Company and Excel Family Partners, LLLP dated February 20, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2025).

10.4	Subordinated Business Loan and Security Agreement among the Company, Retail Media TV, Inc., and Agile Capital Funding, LLC, dated March 25, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2025).

10.5*	Securities Purchase Agreement between the Company and Red Road Holdings Corporation, dated May 13, 2025.

31.1*	Certification of Principal Executive Officer pursuant to pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Loop Media, Inc.

Date: May 15, 2025	By:	/s/ Justis Kao
Justis Kao
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Ari Olgun
Ari Olgun
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

