Form 10-Q
period 2025-06-30
Loop Media, Inc.
filed 2025-08-14
CIK 1643988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

As of August 13, 2025, the registrant had 147,691,416 shares of common stock issued and outstanding.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	September 30, 2024
	(unaudited)
ASSETS
Current assets
Cash	$109,692	$824,658
Accounts receivable, net	1,043,415	3,162,573
Prepaid expenses and other current assets	547,616	692,476
Content assets – current	142,441	393,012
Total current assets	1,843,164	5,072,719
Non-current assets
Deposits	87,260	7,266
Content assets – non-current	76,329	222,401
Property and equipment, net	955,071	1,670,253
Right-of-use assets	121,961	173,354
Intangible assets, net	281,111	365,444
Total non-current assets	1,521,732	2,438,718
Total assets	$3,364,896	$7,511,437
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$9,438,530	$6,250,106
Accrued liabilities	3,228,529	2,911,868
Accrued royalties and revenue share	4,672,437	7,078,064
Equipment financing liability – current	635,842	200,596
License content liabilities – current	153,332	419,564
Deferred income	11,292	60,017
Lease liability – current	74,777	69,395
Revolving line of credit – current	—	2,837,479
Non-revolving line of credit – current	700,000	1,090,189
Non-revolving line of credit, related party – current	—	1,000,000
Convertible debt – current	2,152,668	—
Convertible debt, related party – current	3,000,000	—
Other debt – current	851,291	1,091,771
Other liabilities - current	316,429	—
Total current liabilities	25,235,127	23,009,049
Non-current liabilities
License content liabilities – non-current	—	110,000
Equipment financing liability – non-current	778,834	309,761
Lease liability – non-current	47,185	103,959
Revolving line of credit, related party – non-current	2,013,648	1,762,831
Non-revolving line of credit – non-current	1,927,047	—
Total non-current liabilities	4,766,714	2,286,551
Total liabilities	30,001,841	25,295,600

Commitments and contingencies (Note 9)

Stockholders’ deficit
Common Stock, $0.0001 par value per share, 225,000,000 shares authorized, 113,635,408 and 80,825,910 shares issued and outstanding as of June 30, 2025, and September 30, 2024, respectively	11,364	8,082
Additional paid-in capital	138,311,571	134,988,900
Accumulated deficit	(164,959,880)	(152,781,145)
Total stockholders’ deficit	(26,636,945)	(17,784,163)
Total liabilities and stockholders’ deficit	$3,364,896	$7,511,437

See the accompanying notes to the unaudited condensed consolidated financial statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,285,262	$4,350,570	$6,696,901	$18,524,289
Cost of revenue
Cost of revenue – Advertising and Legacy and other revenue	847,415	2,641,779	4,206,770	11,214,512
Cost of revenue – depreciation and amortization	166,602	798,434	553,642	2,356,717
Total cost of revenue	1,014,017	3,440,213	4,760,412	13,571,229
Gross profit	271,245	910,357	1,936,489	4,953,060

Operating expenses
Sales, general and administrative	1,920,835	4,116,186	7,885,348	16,022,857
Stock-based compensation – sales, general and administrative	349,642	931,571	2,094,857	3,371,933
Depreciation and amortization	225,088	422,882	733,849	1,217,955
Restructuring costs	—	220,053	—	220,053
Loss on disposal of assets	43,672	—	161,481	—
Total operating expenses	2,539,237	5,690,692	10,875,535	20,832,798

Loss from operations	(2,267,992)	(4,780,335)	(8,939,046)	(15,879,738)

Other (expense) income
Interest expense	(1,136,869)	(670,981)	(3,239,703)	(2,402,444)
Loss on extinguishment of debt	—	—	—	(25,424)
Other income	—	34	14	289
Total other expense	(1,136,869)	(670,947)	(3,239,689)	(2,427,579)
Loss before income taxes	$(3,404,861)	$(5,451,282)	$(12,178,735)	$(18,307,317)
Income tax expense	—	(335)	—	(335)
Net loss	$(3,404,861)	$(5,451,617)	$(12,178,735)	$(18,307,652)

Basic and diluted net loss per common share (Note 2)	$(0.03)	$(0.07)	$(0.10)	$(0.26)

Weighted average number of common shares outstanding	115,549,556	75,146,980	124,555,375	70,966,475

See the accompanying notes to the unaudited condensed consolidated financial statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JUNE 30, 2025, AND 2024

(unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, September 30, 2024	80,825,910	$8,082	$134,988,900	$(152,781,145)	$(17,784,163)
Stock-based compensation	—	—	1,163,421	—	1,163,421
Shares issued for capital raise costs	2,127,659	213	99,787	—	100,000
Net loss	—	—	—	(4,540,221)	(4,540,221)
Balances, December 31, 2024	82,953,569	$8,295	$136,252,108	$(157,321,366)	$(21,060,963)
Stock-based compensation	—	—	581,794	—	581,794
Shares issued for debt conversion	26,261,905	2,626	1,100,374	—	1,103,000
Shares issued for vested RSUs	1,769,734	178	(178)	—	—
Share issuance costs for vested RSUs	—	—	(6,904)	—	(6,904)
Net loss	—	—	—	(4,233,653)	(4,233,653)
Balances, March 31, 2025	110,985,208	$11,099	$137,927,194	$(161,555,019)	$(23,616,726)
Stock-based compensation	—	—	349,642	—	349,642
Shares issued for debt conversion	2,650,200	265	34,735	—	35,000
Net loss	—	—	—	(3,404,861)	(3,404,861)
Balances, June 30, 2025	113,635,408	$11,364	$138,311,571	$(164,959,880)	$(26,636,945)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, September 30, 2023	65,620,151	$6,562	$123,462,648	$(128,285,543)	$(4,816,333)
Stock-based compensation	—	—	1,287,390	—	1,287,390
Warrants issued for debt	—	—	1,003,269	—	1,003,269
Warrants issued for consulting fees	—	—	40,835	—	40,835
Shares issued for consulting fees	311,889	31	124,101	—	124,132
Shares issued for debt conversion	3,037,895	304	2,455,437	—	2,455,741
Shares issued for capital raise costs	30,405	3	22,497	—	22,500
Shares issued upon warrant exercises	1,850,874	185	1,480,514	—	1,480,699
Net loss	—	—	—	(5,285,402)	(5,285,402)
Balances, December 31, 2023	70,851,214	$7,085	$129,876,691	$(133,570,945)	$(3,687,169)
Stock-based compensation	—	—	1,271,070	—	1,271,070
Shares issued for vested RSUs	292,117	29	(29)	—	—
Shares issued for capital raise costs	30,405	3	22,526	—	22,529
Net loss	—	—	—	(7,570,633)	(7,570,633)
Balances, March 31, 2024	71,173,736	$7,117	$131,170,258	$(141,141,578)	$(9,964,203)
Stock-based compensation	—	—	931,571	—	931,571
Pre-funded warrants issued for cash	—	—	1,269,877	—	1,269,877
Shares issuance costs	—	—	(420,094)	—	(420,094)
Shares issued for cash	7,875,000	787	1,180,463	—	1,181,250
Net loss	—	—	—	(5,451,617)	(5,451,617)
Balances, June 30, 2024	79,048,736	$7,904	$134,132,075	$(146,593,195)	$(12,453,216)

See the accompanying notes to the unaudited condensed consolidated financial statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,178,735)	$(18,307,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	651,014	1,635,218
Depreciation and amortization expense, property and equipment	733,849	1,037,320
Amortization of deferred at-the-market offering cost	—	180,635
Amortization of content assets	553,642	2,356,717
Amortization of right-of-use assets	51,393	26,274
Bad debt expense	88,002	284,065
Loss on extinguishment of debt converted to equity	—	25,424
Loss on disposal of assets	161,481	—
Stock-based compensation	2,094,857	3,371,933
Shares issued for consulting fees	—	124,135
Change in operating assets and liabilities:
Accounts receivable	2,031,156	2,386,158
Prepaid expenses	144,865	544,562
Deposit	(79,994)	2,100
Accounts payable	4,137,485	830,107
Accrued liabilities	386,090	(1,571,597)
Accrued royalties and revenue share	(2,405,627)	2,899,563
License content liability	(499,660)	(1,135,673)
Operating lease liabilities	(51,393)	(26,274)
Deferred income	(48,725)	26,278
NET CASH USED IN OPERATING ACTIVITIES	(4,230,300)	(5,310,707)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(66,766)	(348,708)
NET CASH USED IN INVESTING ACTIVITIES	(66,766)	(348,708)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, registered direct offering	100,000	1,181,250
Proceeds from exercise of warrants	—	1,480,699
Proceeds from issuance of pre-funded warrants	—	1,269,877
Proceeds from convertible debt	5,165,900	—
Proceeds from other debt	2,162,900	—
Proceeds from lines of credit	5,591,377	24,294,104
Proceeds from working capital advance	316,429	—
Repayments on lines of credit	(6,958,838)	(23,705,000)
Repayments on other debt	(2,284,992)	—
Repayments on equipment financing	(218,705)	(44,641)
Shares withheld for taxes for vested RSUs	(6,904)	(56,016)
Deferred costs	—	136,629
Shares issuance costs	—	(420,094)
Debt issuance costs	(285,067)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,582,100	4,136,808

Change in cash and cash equivalents	(714,966)	(1,522,607)
Cash, beginning of period	824,658	3,068,696
Cash, end of period	$109,692	$1,546,089

SUPPLEMENTAL DISCLOSURES OF CASH FLOW STATEMENTS
Cash paid for interest	$1,644,376	$641,227
Cash paid for income taxes	$5,313	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for debt conversion	$1,103,000	$2,455,741
Deferred costs for warrants issued for debt	$—	$1,003,269
Unpaid additions to licensed content and internally developed content	$668,207	$174,004
Unpaid deferred costs	$—	$76,122
Unpaid additions to property and equipment	$—	$314,357
Leased assets obtained in exchange for new operating lease liabilities	$—	$215,924

See the accompanying notes to the unaudited condensed consolidated financial statements.

LOOP MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(unaudited)

NOTE 1. BUSINESS

Loop Media, Inc., a Nevada corporation (collectively, “Loop Media,” the “Company,” “we,” “us” or “our”), is a multichannel digital video platform media company that uses marketing technology to generate our revenue and offer our services. Our technology and vast library of videos and licensed content enable us to curate and distribute short-form videos to connected televisions (“CTV”) in out-of-home (“OOH”) dining, hospitality and retail establishments, convenience stores and other locations and venues to enable the operators of those locations to inform, entertain and engage their customers. Our technology also provides businesses the ability to promote and advertise their products via digital signage and provides third-party advertisers with a targeted marketing and promotional tool for their products and services. We also allow our business clients to access our service without advertisements by paying a monthly subscription fee.

Although we offer hand-curated music video content licensed from major and independent record labels, as well as non-music video content, there have been recent changes to content partners and content offerings. Our non-music video content is predominantly licensed or acquired from third parties, including action sports clips, drone and nature footage, trivia, news headlines, lifestyle channels and kid-friendly videos, as well as movie, television and video game trailers, among other content. We distribute our content and advertising inventory to digital screens located in OOH locations primarily through (i) our owned and operated platform (the “O&O Platform”) of Loop Media-designed “small-box” streaming Android media players (“Loop Players”) and legacy ScreenPlay (as defined below) computers and (ii) through screens (“Partner Screens”) on digital platforms owned and operated by third parties (each a “Partner Platform” and collectively, the “Partner Platforms,” and together with the O&O Platform, the “Loop Platform”).

As of June 30, 2025, we had approximately 135,000 active Loop Players and Partner Screens across the Loop Platform, which included 17,996 quarterly active Loop Players (we refer to our quarterly active units herein as “QAUs”), across our O&O Platform, representing a decrease of 3,039 from the 21,035 for the three months ended March 31, 2025, and approximately 117,000 Partner Screens across our Partner Platforms, representing an increase of approximately 16,000 Partner Screens from the approximately 101,000 for the three months ended March 31, 2025.

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

Our primary source of operating funds since inception has been cash proceeds from the sale of our common stock and debt and equity financing transactions. We have received notices of default and acceleration letters from certain lenders related to outstanding debt obligations. While these payments remain past due, we are evaluating available options, including discussions with the lenders. However, the timing and outcome of any lender enforcement actions, if pursued, cannot be predicted.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The (a) unaudited condensed consolidated balance sheet as of June 30, 2025, (b) audited condensed consolidated balance sheet as of September 30, 2024, and (c) unaudited condensed consolidated interim financial statements for the nine months ended June 30, 2025, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2025, are not necessarily indicative of results that may be expected for the year ending September 30, 2025.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2024, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on December 12, 2024.

Basis of presentation

The unaudited condensed consolidated financial statements include our accounts and our wholly owned subsidiary Retail Media TV, Inc. As of June 30, 2025, wholly owned subsidiary EON Media Group Pte. Ltd. had been liquidated and wound up. The unaudited condensed consolidated financial statements are prepared using the accrual basis of accounting in accordance with US GAAP. All inter-company transactions and balances have been eliminated on consolidation.

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

Cash

Cash and cash equivalents include all highly liquid monetary instruments with original maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash deposits. We maintain our cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, our cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits. We have not experienced any losses on such accounts. On June 30, 2025, and September 30, 2024, we had no cash equivalents.

As of June 30, 2025, and September 30, 2024, approximately $0 and $490,195, respectively, of cash exceeded the FDIC insurance limits.

Accounts receivable

Accounts receivable represent amounts due from customers. We assess the collectability of receivables on an ongoing basis. A provision for the impairment of receivables involves significant management judgment and includes the review of individual receivables based on individual customers, current economic trends and analysis of historical bad debts. As of June 30, 2025, and September 30, 2024, we recorded an allowance for expected credit losses of $88,002 and $708,990, respectively.

Concentration of credit risk

During the nine months ended June 30, 2025, we had two customers which individually comprised greater than 10% of net revenue. These customers represented 19% and 18% of net revenue, respectively. No other customer accounted for more than 10% of net revenue during the nine months ended June 30, 2025.

During the nine months ended June 30, 2024, we had two customers which each individually comprised greater than 10% of net revenue. These customers represented 22% and 15% of net revenue, respectively. No other customer accounted for more than 10% of net revenue during the nine months ended June 30, 2024.

As of June 30, 2025, two customers accounted for a total of 47% of our accounts receivable and accrued revenue (expected to be collected within one year) balance, or 36% and 11%, respectively. No other customer accounted for more than 10% of total accounts receivable and accrued revenue (expected to be collected within one year) as of June 30, 2025.

As of June 30, 2024, two customers accounted for a total of 22% of our accounts receivable and accrued revenue (expected to be collected within one year) balance, or 11% and 11%, respectively. No other customer accounted for more than 10% of total accounts receivable and accrued revenue (expected to be collected within one year) as of June 30, 2024.

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

Advertising and marketing costs for the three months ended June 30, 2025, and 2024, were $256,143 and $957,727, respectively.

Advertising and marketing costs for the nine months ended June 30, 2025, and 2024, were $952,969 and $4,883,946, respectively.

Revenue recognition

We recognize revenue in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration we expect to receive in exchange for those products. In instances where final acceptance of the product is specified by the client, revenue is deferred until all acceptance criteria have been met. For example, we bill subscription services in advance of when the service is performed and revenue is treated as deferred revenue until the service is performed and/or the performance obligation is satisfied. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of our products and services to clients in return for expected consideration and includes the following elements:

●	executed contracts with our customers that we believe are legally enforceable;

●	identification of performance obligations in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation of the transaction price to each performance obligation; and

●	recognition of revenue only when we satisfy each performance obligation.

Our revenue can be categorized into two revenue streams: Advertising revenue and Legacy and other revenue.

The following table disaggregates our revenue by major type for each of the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Advertising revenue	$1,000,220	$3,997,054	$5,764,806	$16,936,810
Legacy and other revenue	285,042	353,516	932,095	1,587,479
Total	$1,285,262	$4,350,570	$6,696,901	$18,524,289

Performance obligations and significant judgments

Our performance obligations and recognition patterns for each revenue stream are as follows:

Advertising revenue

For the three months ended June 30, 2025, and 2024, advertising revenue accounted for 78% and 92%, respectively, of our revenue and included revenue from direct programmatic and local advertising, as well as sponsorships.

For the nine months ended June 30, 2025, and 2024, advertising revenue accounted for 86% and 91%, respectively, of our revenue and included revenue from direct programmatic and local advertising, as well as sponsorships.

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

Legacy and other business revenue

For the three months ended June 30, 2025, and 2024, legacy and other business revenue accounted for the remaining 22% and 8%, respectively, of total revenue and included streaming services, subscription content services, and hardware delivery, as described below.

For the nine months ended June 30, 2025, and 2024, legacy and other business revenue accounted for the remaining 14% and 9%, respectively, of total revenue and included streaming services, subscription content services, and hardware delivery, as described below:

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

The following securities are excluded from the calculation of weighted average diluted shares at June 30, 2025, and September 30, 2024, respectively, because their inclusion would have been anti-dilutive.

	June 30,	September 30,
	2025	2024
Options to purchase common stock	5,297,169	7,674,756
Warrants to purchase common stock	4,369,287	4,782,216
Restricted Stock Units (RSUs)	1,591,989	4,163,270
Convertible debentures	5,670,407	—
Series A preferred stock	—	—
Series B preferred stock	—	—
Total common stock equivalents	16,928,852	16,620,242

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

For the three and nine months ended June 30, 2025, and 2024, a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of our common stock is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(3,404,861)	$(5,451,617)	$(12,178,735)	$(18,307,652)
Plus: Deemed dividend on warrants	—	—	—	(419,939)
Net loss attributable to common stockholders	$(3,404,861)	$(5,451,617)	$(12,178,735)	$(18,727,591)

Denominator:
Weighted average number of common shares outstanding	115,549,556	75,146,980	124,555,375	70,966,475

Basic and diluted net loss per common share	(0.03)	(0.07)	$(0.10)	$(0.26)

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

Cost saving measures

As previously disclosed, we took steps in fiscal years 2023, 2024 and 2025 to increase efficiency and cut costs, while maintaining our focus on, and dedication to, the continued growth of our business. These cuts and adjustments across several aspects of our business, including reductions in headcount and organizational restructuring, continue through the date of this Quarterly Report on Form 10-Q.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the previously reported financial position, results of operations, or cash flows.

Recently adopted accounting pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, that would enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts such as depreciation, amortization and depletion expense to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. Effective January 1, 2025, we adopted this ASU and there is no material impact to our unaudited condensed consolidated financial statements and related disclosures as of June 30, 2025.

Recent accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for us in the annual period beginning October 1, 2025, though early adoption is permitted. We are still evaluating the presentational effect that ASU 2023-09 will have on our unaudited condensed consolidated financial statements, but we expect considerable changes to our income tax footnote.

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

As of June 30, 2025, content assets were recorded on our unaudited condensed consolidated balance sheets as follows:

June 30, 2025
Content assets, net – current	$142,441
Content assets, net - noncurrent	76,329
Total	$218,770

Of the $76,329 recorded as content asset, net – noncurrent, $76,329 was internally-developed content asset, net.

We recorded amortization expense in cost of revenue, in our unaudited condensed consolidated statements of operations, related to capitalized content assets:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Licensed content assets	$154,359	$780,219	$504,969	$2,302,072
Internally-developed assets	12,243	18,215	48,673	54,645
Total	$166,602	$798,434	$553,642	$2,356,717

Our content license contracts are typically two to three years. The amortization expense for the next three years for capitalized content assets as of June 30, 2025:

	Fiscal Year 2025	Fiscal Year 2026	Fiscal Year 2027	Fiscal Year 2028
Licensed content assets	$56,443	$85,998	$—	$—
Internally-developed assets	15,517	27,562	19,000	14,250
Total	$71,960	$113,560	$19,000	$14,250

License Content Liabilities

At June 30, 2025, we had obligations on our unaudited condensed consolidated balance sheets comprised of:

June 30, 2025
License content liability – current	$153,332
License content liability – noncurrent	—
License content liability in accounts payable	670,207
Total	$823,539

Payments for content liabilities for the nine months ended June 30, 2025, were $499,668. The expected timing of the remaining payments for these content obligations is as follows:

	Fiscal Year 2025	Fiscal Year 2026
Licensed content liabilities	$86,668	$66,664

NOTE 4. PROPERTY AND EQUIPMENT

Our property and equipment, net consisted of the following as of June 30, 2025, and September 30, 2024:

	June 30,	September 30,
	2025	2024
Loop players	$1,463,327	$1,670,857
Equipment	344,462	539,979
Software	955,846	895,846
	2,763,635	3,106,682
Less: accumulated depreciation	(1,808,564)	(1,436,429)
Total property and equipment, net	$955,071	$1,670,253

Depreciation expense, calculated using straight line method, was charged to operations as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense	$196,977	$333,191	$649,515	$952,986

NOTE 5. INTANGIBLE ASSETS

Our intangible assets, each definite lived assets, consisted of the following as of June 30, 2025, and September 30, 2024:

	Useful life	June 30, 2025	September 30, 2024
Customer relationships	nine years	$1,012,000	$1,012,000
Content library	two years	198,000	198,000
Total intangible assets, gross		1,210,000	1,210,000

Less: accumulated amortization		(928,889)	(844,556)
Total		(928,889)	(844,556)
Total intangible assets, net		$281,111	$365,444

Amortization expense was charged to operations as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Amortization expense	$28,111	$28,111	$84,333	$84,333

Annual amortization expense for the next five years and thereafter is estimated as:

Remaining in fiscal year 2025	$28,111
2026	112,444
2027	112,444
2028	28,112
2029	—
Total	$281,111

The weighted average life of the intangible assets subject to amortization is 2.5 years as of June 30, 2025.

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

Our lease liability consisted of the following as of June 30, 2025, and September 30, 2024:

	June 30, 2025	September 30, 2024
Short term portion	$74,777	$69,395
Long term portion	47,185	103,959
Total lease liability	$121,962	$173,354

Maturity analysis under these lease agreements are as follows for fiscal years:

Remaining in fiscal year 2025	$20,902
2026	83,607
2027	29,649
2028	—
Total undiscounted cash flows	134,158
Less: 10% present value discount	(12,196)
Lease liability	$121,962

We recorded lease expense, cash payments against lease liabilities and accretion on lease liability in sales, general and administration expenses in our unaudited condensed consolidated statement of operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$20,902	$20,902	$62,706	$34,836
Short-term lease expense	—	2,400	2,400	41,643
Total lease expense	$20,902	$23,302	$65,106	$76,479

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Cash payments against lease liabilities	$20,902	$20,902	$62,706	$34,836

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Accretion on lease liability	$3,342	$5,007	$11,311	$8,563

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Weighted-average remaining lease term	1.59 years
Weighted-average discount rate	10%

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2025, and September 30, 2024:

	June 30,	September 30,
	2025	2024
Accounts payable	$9,438,530	$6,250,106

Performance bonuses	1,088,000	1,088,000
Interest payable	1,033,217	340,595
Professional fees	717,073	619,418
Marketing	6,542	294,309
Insurance liabilities	28,628	319,409
Other accrued liabilities	355,069	250,137
Accrued liabilities	3,228,529	2,911,868

Accrued royalties and revenue share	4,672,437	7,078,064

Total accounts payable and accrued expenses	$17,339,496	$16,240,038

NOTE 8. DEBT

As of June 30, 2025, and September 30, 2024, our debt consisted of revolving and non-revolving lines of credit, convertible debt, other debt instruments as well as equipment leases and software financings.

We have received notices of default and acceleration letters from certain lenders related to outstanding debt obligations. While these payments remain past due, we are evaluating available options, including discussions with the lenders. However, the timing and outcome of any lender enforcement actions, if pursued, cannot be predicted. See “Note 12 – Subsequent Events.”

Lines of Credit, Convertible Debt and Other Debt as of June 30, 2025:

	Net Carrying Value		Unpaid Principal	Contractual Interest	Contractual Maturity	Warrants
Related party lines of credit:	Current	Long Term	Balance	Rates	Date	issued

$2,500,000 revolving line of credit, December 14, 2023	$—	$2,013,648	$2,500,000	10%	12 months prior written notice	3,125,000
$1,000,000 non-revolving line of credit, March 28, 2024	—	—	—	12%	Paid Off	—
Total related party lines of credit, net	$—	2,013,648	$2,500,000

Related party convertible debt:
$3,000,000 convertible promissory note, November 27, 2024	$3,000,000	$—	$3,000,000	20%	11/26/2025	—
Total related party convertible debt, net	$3,000,000	$—	$3,000,000

Lines of credit:
$2,200,000 non-revolving line of credit, May 13, 2022	$—	$—	$—	12%	—	314,286
$6,000,000 revolving line of credit, July 29, 2022	—	—	—	Greater of 4% or Prime	—	—
$4,000,000 non-revolving line of credit, May 10, 2023	700,000	—	700,000	12%	05/10/2025	83,142
$2,000,000 revolving line of credit, February 3, 2025	—	1,927,047	1,985,018	15%	02/02/2028	—
Total lines of credit, net	$700,000	$1,927,047	$2,685,018

Convertible debt:
$2,000,000 convertible promissory note, October 18, 2024	$2,000,000	$—	$2,000,000	30%	10/18/2025	—
$165,000 promissory note, May 13, 2025	152,668		165,900	10%	02/28/2026	—
Total convertible debt, net	$2,152,668	$—	$2,165,900

Other debt:
$700,000 other debt, August 26, 2024	—	—	—	38%	06/06/2025	—
$525,000 other debt, August 26, 2024	—	—	—	44%	Paid Off	—
$388,500 other debt, October 14, 2024	—	—	—	44%	Paid Off	—
$660,000 other debt, December 27, 2024	216,965	—	221,416	39%	07/29/2025	—
$138,000 other debt, October 11, 2024	3,003	—	7,474	10%	08/15/2025	—
$49,200 other debt, October 11, 2024	10,664	—	12,595	12%	08/15/2025	—
$31,200 other debt, December 17, 2024	10,225	—	12,480	10%	10/15/2025	—
$96,000 other debt, December 17, 2024	41,516	—	49,152	12%	10/15/2025	—
$800,000 other debt, March 25, 2025	568,918	—	590,514	39%	10/23/2025
Total other debt, net	$851,291	$—	$893,631

Total debt, net	$6,703,959	$3,940,695	$11,244,549

Lines of Credit, Convertible Debt and Other Debt as of September 30, 2024:

	Net Carrying Value		Unpaid Principal	Contractual Interest	Contractual Maturity	Warrants
Related party lines of credit:	Current	Long Term	Balance	Rates	Date	issued
$2,500,000 revolving line of credit, December 14, 2023	$—	$1,762,831	$2,500,000	10%	12 months prior written notice	3,125,000
$1,000,000 non-revolving line of credit, March 28, 2024	1,000,000	—	1,000,000	12%	09/24/2025	—
Total related party lines of credit, net	$1,000,000	$1,762,831	$3,500,000

Lines of credit:
$2,200,000 non-revolving line of credit, May 13, 2022	$440,000	$—	$440,000	12%	01/13/2025	314,286
$6,000,000 revolving line of credit, July 29, 2022	2,837,479	—	2,887,479	Greater of 4% or Prime	07/29/2025	—
$4,000,000 non-revolving line of credit, May 10, 2023	650,190	—	800,000	12%	05/10/2025	83,142
$700,000 non-revolving line of credit, August 26, 2024	641,825	—	648,814	7%	06/06/2025	—
$525,000 non-revolving line of credit, August 22, 2024	449,945	—	471,820	12%	03/10/2025	—
Total lines of credit, net	$5,019,439	$—	$5,248,113

Total debt, net	$6,019,439	$1,762,831	$8,748,113

The following table presents the interest expense related to the contractual interest coupon and the amortization of debt discounts on the lines of credit:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$875,086	$225,329	$2,390,940	$738,773
Amortization of debt discounts	192,012	435,177	651,014	1,635,218
Total	$1,067,098	$660,506	$3,041,954	$2,373,991

Maturity analysis under the line of credit agreements for the fiscal years ended September 30,

2025	$2,941,485
2026	6,318,046
2027	1,985,018
2028	—
2029	—
2030	—
Lines of credit, related and non-related party	11,244,549
Less: Debt discount on lines of credit payable	(599,895)
Total Lines of credit payable, related and non-related party, net	$10,644,654

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

The Excel $2.5 Revolving Line of Credit had a balance, including accrued interest, amounting to $2,837,451 and $2,646,479 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense for the Excel Revolving Line of Credit in the amount of $146,800 and $146,800 for the three months ended June 30, 2025, and 2024, respectively and $441,789 and $265,084 for the nine months ended June 30, 2025, and 2024, respectively.

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

The GemCap Revolving Line of Credit had a balance, including accrued interest, amounting to $0 and $2,916,763 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense for the GemCap Revolving Line of Credit in the amount of $0 and $304,038 for the three months ended June 30, 2025 and 2024, respectively, and $98,367 and $1,012,000 for the nine months ended June 30, 2025 and 2024, respectively.

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

The loan matures on February 2, 2028, or if the term of the Capital Foundry Loan Agreement has been extended, the end of the then current Renewal Term (as such term is defined in the Capital Foundry Loan Agreement) and accrues interest on the unpaid principal balance of advances, payable monthly in arrears, at an annual rate equal to the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) 7.5% per annum.

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

The Capital Foundry Loan Agreement had a balance, including accrued interest, amounting to $2,016,390 and $0 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense under the Capital Foundry Loan Agreement in the amount of $77,799 and $0 for the three months ended June 30, 2025, and 2024, respectively, and $107,246 and $0 for the nine months ended June 30, 2025, and 2024, respectively.

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

The RAT Non-Revolving Line of Credit had a balance, including accrued interest, amounting to $0 and $442,107 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense for the RAT Non-Revolving Line of Credit in the amount of $0 and $99,156 for the three months ended June 30, 2025, and 2024, respectively, and $6,583 and $409,165 for the nine months ended June 30, 2025, and 2024, respectively.

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

As of December 14, 2023, the outstanding principal and interest on Excel’s portion of the May 2023 Secured Line of Credit was $2,328,617 (the “Excel May 2023 Secured Line of Credit Pay Off Amount”) of the total aggregate principal and interest outstanding under the May 2023 Secured Line of Credit of $3,262,817. On December 14, 2023, Excel agreed to convert the Excel May 2023 Secured Line of Credit Pay-Off Amount owed under the May 2023 Secured Line of Credit Agreement into 2,910,771 shares of our common stock at a conversion price per share of $0.80. In addition, in connection with the Warrant Repricing (as defined below), on December 14, 2023, Excel agreed to reprice the per share warrant exercise price of the warrant for 209,398 shares of our common stock to $0.80 per warrant share and immediately exercised the warrant, delivering the net proceeds of $167,518 to us. See “—Repricing and Exercise of Certain Warrants.”

On December 31, 2023, one of the remaining lenders under the May 2023 Secured Line of Credit converted $101,700 in outstanding principal and interest into 127,124 shares of our common stock at a conversion price per share of $0.80. As of June 30, 2025, warrants for a total of 83,142 warrant shares had been issued to the remaining lenders in connection with the May 2023 Secured Line of Credit and remain outstanding.

The May 2023 Secured Line of Credit matured on May 10, 2025 (the “Maturity Date”) with a principal balance, including accrued interest, amounting to $889,000 owed to three remaining lenders.

On June 10, 2025, in response to our failure to pay the balances owed on the Maturity Date, we received a demand notice and reservation of rights letter (the “June 10 Notice”) from one of the lenders under the May 2023 Secured Line of Credit Agreement ( “Lender No. 1”) declaring the loan thirty (30) days past due and demanding payment of the full balance, including outstanding principal and interest, owed to Lender No. 1 within ten (10) days of the date of the June 10 Notice, failing which, Lender No. 1 may proceed with exercising all rights and remedies available to it at law, in equity, and pursuant to the applicable loan documents. The aggregate principal amount owed to Lender No. 1 on the Maturity Date was $300,000.

Pursuant to the terms of the May 2023 Secured Line of Credit Agreement, after the occurrence and during the continuance of an Event of Default thereunder (and after giving of any required notice and the expiration of any applicable cure period), the per annum effective rate of interest on all outstanding principal under the May 2023 Secured Note, which is 12%, shall be increased by 500 basis points. All such increases may be applied retroactively to the date of the occurrence of such Event of Default. While we are evaluating our options regarding the June 10 Notice, as of the date of this Report, this default has not yet been cured; however, no further action has been taken against the Company with respect to the May 2023 Secured Note.  There can be no assurance as to whether Lender No. 1 or any other lender under the May 2023 Secured Line of Credit Agreement will enforce its rights by seeking all available legal and equitable remedies available to it.

The May 2023 Secured Note had a principal balance, including accrued interest, amounting to $813,549 and $885,333 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense for the May 2023 Secured Note in the amount of $66,418 and $80,179 for the three months ended June 30, 2025, and 2024, respectively, and $226,775 and $293,521 for the nine months ended June 30, 2025, and 2024, respectively.

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

The Excel $1.0M Line of Credit had a balance, including accrued interest, amounting to $0 and $1,060,000 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense for the Excel $1.0M Line of Credit in the amount of $0 and $30,333 for the three months ended June 30, 2025, and 2024, respectively, and $43,000 and $31,333 for the nine months ended June 30, 2025, and 2024, respectively.

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

On June 16, 2025, in response to our failure to make a payment on June 1, 2025, we received written notice from the Bellino Trust declaring a default on our payment obligations under the Bellino Trust $2M Convertible Note and stating that it would proceed with the necessary actions in accelerating repayment of all principal and interest due under the Bellino Trust $2M Convertible Note. While these payments remain past due, we are evaluating available options. However, there can be no assurance as to whether the Bellino Trust will seek to enforce its rights under the Bellino Trust $2M Convertible Note.

The Bellino Trust $2.0M Convertible Note had a principal balance, with no accrued interest, amounting to $2,000,000 and $0 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense for the Bellino Trust $2.0M Convertible Note in the amount of $150,000 and $0 for the three months ended June 30, 2025, and 2024, respectively, and $416,667 and $0 for the nine months ended June 30, 2025, and 2024, respectively.

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

The Excel $3.0M Line of Credit Convertible Note had a balance, including accrued interest, amounting to $3,362,461 and $0 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense for the Excel $3.0M Line of Credit Convertible Note in the amount of $151,667 and $0 for the three months ended June 30, 2025, and 2024, respectively, and $362,461 and $0 for the nine months ended June 30, 2025, and 2024, respectively.

Red Road Holdings Corporation

Effective as of May 13, 2025, we entered into a Securities Purchase Agreement with Red Road Holdings Corporation (“Red Road” and such agreement, the “Red Road Securities Purchase Agreement”) for the principal amount of $165,900, which is convertible into shares of our common stock upon the terms and subject to the limitations and conditions set forth in the Convertible Promissory Note (the “Red Road Convertible Note”), also effective as of May 13, 2025.

The Red Road Convertible Note matures on February 28, 2026, with an interest rate of 10% per annum accruing from May 13, 2025, until maturity, upon acceleration or by prepayment. The Red Road Convertible Note may be prepaid as follows: (1) the period beginning on May 13, 2025, and ending on the date which is 120 days with a prepayment percentage of 120%; or (2) the period beginning on the date which is 121 days following May 13, 2025, and ending on the date which is 180 days following with a prepayment percentage of 125%.

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

The Red Road Convertible Note had a balance, including accrued interest, amounting to $168,127 and $0 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense for the Red Road Convertible Note in the amount of $4,895 and $0 for the three months ended June 30, 2025, and 2024, respectively, and $4,895 and $0 for the nine months ended June 30, 2025, and 2024, respectively.

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

Agile $388,500 Loan

On October 14, 2024, we, along with RMTV, entered into a Subordinated Business Loan and Security Agreement (the “Agile $388,500 Loan Agreement”) with Agile and the Agile Collateral Agent, evidenced by a Subordinated Secured Promissory Note in the principal amount of $388,500 (the “Agile $388,500 Note” and such loan the “Agile $388,500 Loan”). Principal and interest in the aggregate amount of $559,440 under the Agile $388,500 Note is repaid in weekly payments of $17,483 and shall be repaid on or before the maturity date of May 26, 2025 (the “Agile $388,500 Loan Maturity Date”). The Agile $388,500 Note may be prepaid prior to the Agile $388,500 Loan Maturity Date, subject to a prepayment fee equal to the aggregate and the actual amount of interest remaining to be paid through the Agile $388,500 Loan Maturity Date. Payments under the Agile $388,500 Note are expressly subordinated to our obligations under the GemCap Revolving Line of Credit Agreement and we granted the Agile Collateral Agent a security interest, for the benefit of the Agile, in certain properties, our rights and assets, which security interest was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement (as described above), this subordination no longer applies. See “—GemCap Revolving Line of Credit.”

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

The Agile $660,000 Loan had a balance, including accrued interest, amounting to $241,645 and $0 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense for the Agile $660,000 Loan in the amount of $104,993 and $0 for the three months ended June 30, 2025, and 2024, respectively, and $282,953 and $0 for the nine months ended June 30, 2025, and 2024, respectively.

Agile $800,000 Loan

On March 25, 2025 (the “Agile $800,000 Agreement Effective Date”), we, along with RMTV, entered into a Subordinated Business Loan and Security Agreement (the “Agile $800,000 Loan Agreement” and together with the Agile $388,500 Loan Agreement, the Agile $660,000 Loan Agreement, the “Agile Agreements”) with Agile and the Agile Collateral Agent, evidenced by a Subordinated Secured Promissory Note in the principal amount of $800,000 (the “Agile $800,000 Note” and such loan, the “Agile $800,000 Loan”). (The Agile $388,500 Note, the Agile $660,000 Note and the Agile $800,000 Note are together referred to as the “Agile Notes.”) Of the $800,000 proceeds from the Agile Loan, $157,418 was used to repay the outstanding balance of principal and interest on the Agile $525,000 Loan, with the balance, net an administration fee, of $602,583 being used for general operations. Principal and interest in the aggregate amount of $1,112,000 under the Agile $800,000 Note is repaid in weekly payments of $37,067 commencing on April 3, 2025, and shall be repaid on or before the maturity date of October 23, 2025 (the “Agile $800,000 Loan Maturity Date”).

The Agile $800,000 Loan had a balance, including accrued interest, amounting to $640,468 and $0 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense for the Agile $800,000 Loan in the amount of $215,508 and $0 for the three months ended June 30, 2025, and 2024, respectively, and $229,542 and $0 for the nine months ended June 30, 2025, and 2024, respectively.

Each of the Agile Agreements contains certain affirmative covenants, including but not limited to delivery of certain financial statements and providing Agile with prompt notice upon the occurrence of certain events as set forth in the Agile Agreements. We also agreed to certain negative covenants, including but not limited to a prohibition on the creation of additional liens with respect to the collateral and the sale of assets outside of the ordinary course of business, without Agile’s prior written consent. We granted the Agile Collateral Agent a security interest, for the benefit of Agile, in certain properties, our rights and assets, as set forth in each Agile Agreement. The Agile Collateral Agent shall only be permitted to perfect its interest in and file a financing statement upon an Event of Default (as defined in the Agile Agreements).

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

The CFG Purchase Agreement had a balance, including accrued interest, amounting to $0 and $653,414 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense under the CFG Purchase Agreement in the amount of $20,838 and $0 for the three months ended June 30, 2025, and 2024, respectively, and $219,843 and $0 for the nine months ended June 30, 2025, and 2024, respectively.

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

The 1800 Diagonal $138,000 Promissory Note Agreement had a balance, including accrued interest, amounting to $36,310 and $0 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense under the 1800 Diagonal $138,000 Promissory Note Agreement in the amount of $45,194 and $0 for the three months ended June 30, 2025, and 2024, respectively, and $87,667 and $0 for the nine months ended June 30, 2025, and 2024, respectively.

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

The 1800 Diagonal $49,200 Bridge Note Agreement had a balance, including accrued interest, amounting to $24,108 and $0 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense under the 1800 Diagonal $49,200 Bridge Note Agreement in the amount of $13,228 and $0 for the three months ended June 30, 2025, and 2024, respectively, and $24,925 and $0 for the nine months ended June 30, 2025, and 2024, respectively.

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

The 1800 Diagonal $31,200 Promissory Note Agreement had a balance, including accrued interest, amounting to $22,308 and $0 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense under the 1800 Diagonal $31,200 Promissory Note Agreement in the amount of $10,271 and $0 for the three months ended June 30, 2025, and 2024, respectively, and $15,645 and $0 for the nine months ended June 30, 2025, and 2024, respectively.

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

The 1800 Diagonal $96,000 Bridge Note Agreement had a balance, including accrued interest, amounting to $107,520 and $0 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense under the 1800 Diagonal $96,000 Bridge Note Agreement in the amount of $59,487 and $0 for the three months ended June 30, 2025, and 2024, respectively, and $78,644 and $0 for the nine months ended June 30, 2025, and 2024, respectively.

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

1800 Diagonal Note Defaults and Debt to Equity Conversions

On June 20, 2025, in response to our failure to make payments due on June 16, 2025, in the aggregate amount of $79,260, which breach continued for five (5) days without cure, we received a notice of default and demand letter from the 1800 Diagonal Lender (the “June 20 1800 Diagonal Lender Notice”). The June 20 1800 Diagonal Lender Notice calls a default under the 1800 Diagonal Notes and demand was made for immediate payment of a sum representing 150% of the remaining outstanding principal balance under each 1800 Diagonal Note (150% representing the multiplier upon the occurrence of an event of default), for an aggregate principal amount of $286,326, plus accrued interest and default interest as provided in the 1800 Diagonal Notes. Additionally, 1800 Diagonal has enforced its rights under the 1800 Diagonal Notes by converting amounts owed into shares of our common stock as indicated below:

●	1800 Diagonal $138,000 Promissory Note:

○	On June 20, 2025, 1800 Diagonal Lender converted $15,000 of the principal amount into 1,152,073 shares of our common stock at a conversion price of $0.01302. The remaining principal balance due after this conversion was $54,810, including default interest.

○	On June 24, 2025, 1800 Diagonal Lender converted $20,000 of the principal amount into 1,498,127 shares of our common stock at a conversion price of $0.01335. The remaining principal balance due after this conversion was $36,310, including default interest.

There can be no assurance as to whether the 1800 Diagonal Lender will continue to enforce its rights under the 1800 Diagonal Notes, including converting additional amounts under the 1800 Diagonal Notes into shares of our common stock and sell those shares in the public market.

See Note 12 – Stock Options, Restricted Stock Units (RSUs) and Warrants for discussion on the repricing of certain existing warrants and the issuance of prefunded warrants.

Equipment Leases and Software Financings

	Unpaid	Contractual	Contractual
Equipment Leases and Software Financings as of June 30, 2025:	Principal Balance	Interest Rates	Maturity Date
$112,379 equipment financing, February 27, 2024	$70,485	12.250%	03/14/2027
$248,456 equipment lease financing, April 10, 2024	162,133	11.870%	04/10/2027
$45,000 equipment financing, May 23, 2024	24,257	15.754%	05/23/2026
$33,178 software financing, August 2, 2024	25,366	14.670%	08/02/2027
$89,519 software financing, August 19, 2024	68,342	14.270%	08/19/2027
$65,000 equipment financing, August 15, 2024	39,515	10.228%	08/15/2026
$68,223 equipment lease financing, September 12, 2024	47,526	14.548%	09/12/2027
$99,972 equipment lease financing, October 9, 2024	88,126	25.690%	11/04/2027
$99,972 equipment lease financing, October 9, 2024	88126	25.690%	11/04/2027
$300,000 equipment lease financing, January 7, 2025	243,264	11.990%	01/07/2027
$87,561 equipment lease financing, January 6, 2025	75,375	13.940%	12/30/2027
$142,363 equipment lease financing, February 21, 2025	129,362	14.238%	02/21/2025
$108,000 equipment lease financing, February 13, 2025	98,115	14.083%	02/13/2028
$30,900 equipment lease financing, February 5, 2025	28,119	15.270%	02/05/2028
$74,079 equipment lease financing, April 4, 2025	69,028	14.135%	04/04/2028
$165,000 equipment lease financing, May 15, 2025	157,537	14.083%	05/15/2028
Total financing	$1,414,676

Balboa Capital

On February 27, 2024, we entered into an equipment financing agreement with Ameris Bank dba Balboa Capital (“Balboa Capital Equipment Financing Agreement”), which provides the terms and conditions for the debt financing of certain equipment (“Collateral”) for a cost of $112,379, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $3,750. In order to secure the payment and performance of Loop’s obligations under the Balboa Capital Equipment Financing Agreement, Loop granted to Balboa Capital a continuing security interest in all of Loop’s right, title and interest in the Collateral. At June 30, 2025, there was an unpaid principal balance of $70,485 and we were not in compliance with all financial covenants of the Balboa Capital Equipment Financing Agreement.

De Lage Landen Financial Services

On April 10, 2024, we entered into an equipment lease financing agreement with De Lage Landen Financial Services (“De Lage Landen Equipment Lease Financing Agreement #1”), for a cost of $248,456, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $8,250. At June 30, 2025, there was an unpaid principal balance of $162,133 and we were not in compliance with all financial covenants of the De Lage Landen Equipment Financing Agreement #1.

On August 2, 2024, we entered into a closed-end financing agreement for software with De Lage Landen Financial Services (“De Lage Landen Software Financing Agreement), for a cost of $33,178, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $1,150. At June 30, 2025, there was an unpaid principal balance of $25,366 and we were not in compliance with all financial covenants of the De Lage Landen Software Financing Agreement.

On August 19, 2024, we entered into a closed-end financing agreement for software with De Lage Landen Financial Services (“De Lage Landen Software Financing Agreement #2”), for a cost of $89,519, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $3,100. At June 30, 2025, there was an unpaid principal balance of $68,342 and we were not in compliance with all financial covenants of the De Lage Landen Software Financing Agreement #2.

On September 12, 2024, we entered into a closed-end financing agreement for software and services with De Lage Landen Financial Services (“De Lage Landen Software Financing Agreement #3”), for a cost of $68,223, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $2,075. At June 30, 2025, there was an unpaid principal balance of $47,526 and we were not in compliance with all financial covenants of the De Lage Landen Software Financing Agreement #3.

On January 6, 2025, financing was initiated on a closed-end financing agreement for software and services with De Lage Landen Financial Services, (“De Lage Landen Software Financing Agreement #12”), for a cost of $87,561, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $3,002.78. At June 30, 2025, there was unpaid principal balance of $75,375 and we were not in compliance with all financial covenants of the De Lage Landen Software Financing Agreement #12.

On February 21, 2025, we entered into a closed-end financing agreement for software and services with De Lage Landen Financial Services, (“De Lage Landen Software Financing Agreement #13”), for a cost of $142,363, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $4,882.13. At June 30, 2025, there was unpaid principal balance of $129,362 and we were not in compliance with all financial covenants of the De Lage Landen Software Financing Agreement #13.

On February 13, 2025, we entered into a closed-end financing agreement for software and services with De Lage Landen Financial Services, (“De Lage Landen Software Financing Agreement #14”), for a cost of $108,000, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $3,695.56. At June 30, 2025, there was unpaid principal balance of $98,115 and we were not in compliance with all financial covenants of the De Lage Landen Software Financing Agreement #14.

On April 4, 2025, we entered into a closed-end financing agreement for software and services with De Lage Landen Financial Services, (“De Lage Landen Software Financing Agreement #16”), for a cost of $74,079, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $2,537. At June 30, 2025, there was unpaid principal balance of $69,028 and we were not in compliance with all financial covenants of the De Lage Landen Software Financing Agreement #16.

On May 15, 2025, we entered into a closed-end financing agreement for software and services with De Lage Landen Financial Services, (“De Lage Landen Software Financing Agreement #17”), for a cost of $165,000, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $5,646. At June 30, 2025, there was unpaid principal balance of $157,537 and we were not in compliance with all financial covenants of the De Lage Landen Software Financing Agreement #17.

WinTrust Specialty Finance

On May 23, 2024, we entered into an equipment financing agreement with WinTrust Specialty Finance a division of Beverly Bank & Trust Company, N.A. (“WinTrust Equipment Financing Agreement), which provides the terms and conditions for the debt financing of certain equipment (“Collateral”) for a cost of $45,000, payable in 24 consecutive monthly installments of principal and interest in the amount of approximately $2,200. In order to secure the payment and performance of Loop’s obligations under the WinTrust Equipment Financing Agreement, Loop granted to WinTrust a continuing security interest in all of Loop’s right, title and interest in the Collateral. At June 30, 2025, there was an unpaid principal balance of $24,257 and we were in compliance with all financial covenants of the WinTrust Equipment Financing Agreement.

BMO Bank N.A.

On August 15, 2024, we entered into an equipment financing agreement with BMO Bank N.A. (“BMO Equipment Financing Agreement”), which provides the terms and conditions for the debt financing of certain equipment (“Collateral”) for a cost of $65,000, payable in 24 consecutive monthly installments of principal and interest in the amount of approximately $3,000. In order to secure the payment and performance of Loop’s obligations under the BMO Equipment Financing Agreement, Loop granted to BMO a continuing security interest in all of Loop’s right, title and interest in the Collateral. At June 30, 2025, there was an unpaid principal balance of $39,515 and we were in compliance with all financial covenants of the BMO Equipment Financing Agreement.

Alliance Funding Group

On October 9, 2024, we entered into an equipment financing agreement with Alliance Funding Group. (“AFG Equipment Financing Agreement No. 1”), which provides the terms and conditions for the debt financing of certain equipment (“Collateral”) for a cost of $99,972, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $4,011. In order to secure the payment and performance of Loop’s obligations under the AFG Equipment Financing Agreement No. 1, Loop granted to AFG a continuing security interest in all of Loop’s right, title and interest in the Collateral. At June 30, 2025, there was an unpaid principal balance of $88,126 and we were not in compliance with all financial covenants of the AFG Equipment Financing Agreement No. 1.

On October 9, 2024, we entered into an equipment financing agreement with Alliance Funding Group. (“AFG Equipment Financing Agreement No. 2”), which provides the terms and conditions for the debt financing of certain equipment (“Collateral”) for a cost of $99,972, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $4,011. In order to secure the payment and performance of Loop’s obligations under the AFG Equipment Financing Agreement No 2, Loop granted to AFG a continuing security interest in all of Loop’s right, title and interest in the Collateral. At June 30, 2025, there was an unpaid principal balance of $88,126 and we were not in compliance with all financial covenants of the AFG Equipment Financing Agreement No. 2.

Dell

On January 7, 2025, we entered into an equipment financing agreement with Dell Financing Group, (“Dell Equipment Financing Agreement”), which provides the terms and conditions for the debt financing of certain equipment (“Collateral”) for a cost of $300,000, payable in 24 consecutive monthly installments of principal and interest in the amount of approximately $14,122. In order to secure the payment and performance of Loop’s obligations under the Dell Equipment Financing Agreement, Loop granted to Dell a continuing security interest in all of Loop’s right, title and interest in the Collateral. At June 30, 2025, there was unpaid principal balance of $243,264 and we were in compliance with all financial covenants of the Dell Equipment Financing Agreement.

PEAC

On February 5, 2025, we entered into an equipment financing agreement with Dell Financing Group, (“PEAC Equipment Financing Agreement”), which provides the terms and conditions for the debt financing of certain equipment (“Collateral”) for a cost of $30,900, payable in 36 consecutive monthly installments of principal and interest in the amount of approximately $1,075. In order to secure the payment and performance of Loop’s obligations under the PEAC Equipment Financing Agreement, Loop granted to PEAC a continuing security interest in all of Loop’s right, title and interest in the Collateral. At June 30, 2025, there was unpaid principal balance of $28,119 and we were in compliance with all financial covenants of the PEAC Equipment Financing Agreement.

NOTE 9. COMMITMENTS AND CONTINGENCIES

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of June 30, 2025.

NOTE 10. RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

500 Limited

We paid 500 Limited for programming services provided to Loop Media in the amount of $0 and $0 for the three months ended June 30, 2025, and 2024, respectively, and $0 and $145,500 for the nine months ended June 30, 2025, and 2024, respectively.

500 Limited is an entity controlled by Liam McCallum, our former Chief Product and Technology Officer. Mr. McCallum stepped down from his role as Chief Product and Technology Officer effective May 31, 2024, and resigned as our advisor on December 31, 2024.

Excel Family Partners, LLLP (“Excel”)

For the nine months ended June 30, 2025, and 2024, we were a party to multiple debt and equity transactions with Excel, an entity managed by Bruce Cassidy, the Executive Chairman of our Board of Directors and our majority stockholder.

On June 18, 2025, Mr. Cassidy provided a working capital advance directly to the Company in the amount of $316,429.

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

NOTE 11. STOCKHOLDERS’ DEFICIT

Capital Stock Authorized for Issuance

As of June 30, 2025, our authorized capital stock consists of (i) 225,000,000 shares of common stock, $0.0001 par value per share, (ii) 3,333,334 shares of Series A preferred stock, $0.0001 par value per share and (iii) 3,333,334 shares of Series B preferred stock, $0.0001 par value per share.

On September 19, 2024, the Loop stockholders voted at our 2024 Annual Meeting of Stockholders to approve an amendment to our Restated Articles of Incorporation to increase the number of shares of common stock, authorized for issuance thereunder from 150,000,000 shares to 225,000,000.

Capital Stock Issued and Outstanding

As of June 30, 2025, and 2024, there were 113,635,408 and 79,048,736, respectively, shares of common stock issued and outstanding.

As of June 30, 2025, and 2024, there were no shares of Series A preferred stock or Series B preferred stock issued and outstanding.

NYSE American Delisting

Our common stock was delisted from the NYSE American on August 8, 2024, and began trading under the symbol “LPTV” on the OTC Pink Market on August 9, 2024. We intend to have our common stock quoted on the OTCQB Venture Market (the “OTCQB”).

Nine months ended June 30, 2025

During the nine months ended June 30, 2025, we issued 2,127,659 shares of common stock through a Private Placement Offering.

During the nine months ended June 30, 2025, we issued 26,261,905 shares of common stock upon the conversion of non-revolving line of credit plus accrued interest in the amount of $1,103,000.

During the nine months ended June 30, 2025, we issued 1,769,734 shares of common stock for vested RSUs.

During the nine months ended June 30, 2025, we issued 2,650,200 shares of common stock upon the conversion of a promissory note in the amount of $35,000.

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

Private Placement Offering

On December 5, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor pursuant to which we sold, in a private placement offering, made pursuant to Section 4(a)(2) under the Securities Act and Rule 506(c) promulgated thereunder, 2,127,659 shares of our common stock, par value $0.0001 per share, at a per share price of $0.0470, the closing price per share as quoted on the OTC Pink Market, on December 4, 2024, for an aggregate purchase price of $100,000, which proceeds were used for general corporate purposes.

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

The following table summarizes the stock option activity for the nine months ended June 30, 2025:

	Number of	Weighted Average	Weighted Average Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at September 30, 2024	7,674,756	$3.49	5.24	$—
Grants	—	—		—
Exercised	—	—		—
Expired	(2,109,859)	4.13		—
Forfeited	(267,728)	3.34		—
Outstanding at June 30, 2025	5,297,169	$3.19	4.41	$—
Exercisable at June 30, 2025	5,171,509	$3.23	4.33	$—

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than our stock price of $0.01 as of June 30, 2025, and $0.10 as of June 30, 2024, which would have been received by the option holders had those option holders exercised their options as of that date.

We recognize compensation expense for all stock options granted using the fair value-based method of accounting. During the nine months ended June 30, 2025, no options were issued.

The stock-based compensation expense related to option grants was $656,092 and $2,018,579, for the nine months ended June 30, 2025, and 2024, respectively.

As of June 30, 2025, the total compensation cost related to nonvested awards not yet recognized is $306,206 and the weighted average period over which expense is expected to be recognized in months is 15.2.

We calculate the fair value of options using the Black-Scholes option pricing model, however, no options were granted for the nine months ended June 30, 2025.

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

On March 15, 2025, we granted 200,000 RSUs, which vest over an eighteen-month period. 50,000 vested immediately on the grant date; 75,000 will vest on the nine-month anniversary of the grant date; and the remaining 75,000 vest on the eighteen-month anniversary of the grant date. Each RSU was valued at $0.04 per share.

On March 15, 2025, we granted 40,000 RSUs, which vest over a one-year period. 50% vested immediately on the grant date and the remaining shares vest equally on a quarterly basis thereafter until all RSUs are fully vested. Each RSU was valued at $0.04 per share.

The following table summarizes the RSU activity for the nine months ended June 30, 2025:

	Number of	Weighted Average	Aggregate
	RSUs	Fair Value	Intrinsic Value
Outstanding at September 30, 2024	4,163,270	$1.03	$199,837
Granted	240,000
Vested	(2,052,531)
Expired	—
Forfeited	(758,750)
Outstanding at June 30, 2025	1,591,989	$1.01	$22,288

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on our stock price of $0.01 as of June 30, 2025, and $0.10 as of June 30, 2024, which would have been received by the RSU holders as of that date.

The stock-based compensation expense related to RSU grants was $1,340,768 and $1,239,713, for the nine months ended June 30, 2025, and 2024, respectively.

As of June 30, 2025, the total compensation cost related to nonvested RSU awards not yet recognized was $1,544,726 and the weighted average period over which expense is expected to be recognized in months was 15.9.

Warrants

The following table summarizes the warrant activity for the nine months ended June 30, 2025:

	Number of	Weighted average exercise
	shares	price per share
Outstanding at September 30, 2024	4,782,216	$1.21
Issued	—	—
Exercised	—	—
Expired	(412,929)	6.78
Outstanding at June 30, 2025	4,369,287	$0.94

We record all warrants granted using the fair value-based method of accounting.

During the nine months ended June 30, 2025, no warrants were issued in conjunction with lines of credit. When warrants are issued, we allocate the fair value of the warrants at inception as deferred costs. Once we draw down funds on the revolving line of credit, we re-allocate the fair value of the warrants as debt discount and record the straight-line amortization ratably over the life of the debt as interest expense.

During the nine months ended June 30, 2025, we recorded consulting expense of $97,997 as a result of current period vesting of previously issued warrants to various companies for consulting services.

We calculate the fair value of warrants using the Black-Scholes option pricing model, however, no warrants were granted for the nine months ended June 30, 2025.

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

As of June 30, 2025, holders of Existing Warrants (including those held by Mr. Cassidy and Ms. Penz) had exercised warrants for 1,850,874 shares for an aggregate exercise price of $1,480,699. No other Existing Warrants have been repriced or exercised under the Warrant Repricing.

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

NOTE 13. SUBSEQUENT EVENTS

We have evaluated all subsequent events through the date of this quarterly report on Form 10-Q to ensure that this filing includes appropriate disclosure of events both recognized in our unaudited condensed financial statements as of June 30, 2025, and events that occurred after June 30, 2025, but which were not recognized in our unaudited condensed financial statements as indicated below.

The Bellino Trust $2.0M Convertible Note

As previously reported, we issued a Convertible Promissory Note to the Joseph G. Bellino Trust Dated November 30, 2023 (the “Bellino Trust”), in the principal amount of $2,000,000 (the “Bellino Trust $2.0M Convertible Note”) on October 18, 2024, which was guaranteed personally by Bruce Cassidy, the Executive Chairman of our Board of Directors and our majority stockholder (“Mr. Cassidy”).

On June 16, 2025, in response to our failure to make a payment on June 1, 2025, we received written notice from the Bellino Trust declaring a default on our payment obligations under the Bellino Trust $2.0M Convertible Note and stating that it would proceed with the necessary actions in accelerating repayment of all principal and interest due under the Bellino Trust $2.0M Convertible Note.

In a private transaction on July 15, 2025, the Bellino Trust $2.0M Convertible Note was assigned to Mr. Cassidy with no changes to the terms. As of the date of this Report, no further action has been taken against the Company with respect to the Bellino Trust $2.0M Convertible Note.

1800 Diagonal Lending Promissory and Bridge Notes – Defaults and Debt to Equity Conversions

As previously reported, we entered into loan agreements with and issued promissory notes to 1800 Diagonal Lending, LLC (“1800 Diagonal”). On June 20, 2025, we received a notice of default and demand letter from 1800 Diagonal in response to our failure to make payments in the aggregate amount of $79,260 due on June 16, 2025. The June 20 1800 Diagonal Lender Notice called a default under all of the 1800 Diagonal notes and demand was made for immediate payment of a sum representing 150% of the remaining outstanding principal balance under each 1800 Diagonal note (150% representing the multiplier upon the occurrence of an event of default), for an aggregate principal amount of $286,326, plus accrued interest and default interest at the rate of twenty-two percent (22%) as provided in the 1800 Diagonal notes. Additionally, 1800 Diagonal has enforced its rights under the promissory notes by converting amounts owed into shares of our common stock as indicated below:

●	1800 Diagonal $138,000 Promissory Note (Securities Purchase Agreement dated October 11, 2024, in the aggregate principal amount of $138,000):

○	On June 20, 2025, 1800 Diagonal Lender converted $15,000 of the principal amount into 1,152,073 shares of our common stock at a conversion price of $0.01302. The remaining principal balance due after this conversion was $54,810, including default interest.

○	On June 24, 2025, 1800 Diagonal Lender converted $20,000 of the principal amount into 1,498,127 shares of our common stock at a conversion price of $0.01335. The remaining principal balance due after this conversion was $36,310, including default interest.

○	On July 10, 2025, 1800 Diagonal converted $20,000 of the principal amount due into 2,792,126 shares of our common stock at a conversion price of $0.007163. The remaining principal balance due after this conversion was $17,810, including default interest.

○	On July 17, 2025, 1800 Diagonal converted $19,310 of the principal amount due into 3,662,052 shares of our common stock at a conversion price of $0.005273. There was no remaining principal balance due after this conversion.

●	1800 Diagonal $49,200 Bridge Note (Securities Purchase Agreement dated October 11, 2024, in the aggregate principal amount of $49,200):

○	On July 22, 2025, 1800 Diagonal converted $27,260 of the principal amount due into 5,991,209 shares of our common stock at a conversion price of $0.00455. The remaining principal balance due after this conversion was $5,236, including default interest.

○	On July 28, 2025, 1800 Diagonal converted $6,736 of the principal amount due into 1,621,960 shares of our common stock at a conversion price of $0.004153. There was no remaining principal balance due after this conversion.

●	1800 Diagonal $96,000 Bridge Note (Securities Purchase Agreement dated December 17, 2024, in the aggregate principal amount of $96,000):

○	On July 30, 2025, 1800 Diagonal converted $22,895 of the principal amount due into 6,289,835 shares of our common stock at a conversion price of $0.00364. The remaining principal balance due after this conversion was $139,885, including default interest.

○	On August 6, 2025, 1800 Diagonal converted $15,375 of the principal amount due into 6,684,783 shares of our common stock at a conversion price of $0.0023. The remaining principal balance due after this conversion was $126,010, including default interest.

○	On August 12, 2025, 1800 Diagonal converted $9,490 of the principal amount due into 7,014,043 shares of our common stock at a conversion price of $0.001353. The remaining principal balance due after this conversion was $118,020, including default interest.

American Society of Composers, Authors and Publishers

On July 8, 2025, we received a demand letter from the American Society of Composers, Authors and Publishers (“ASCAP” and such letter, the “July 8 ASCAP Notice”) declaring the full amount owed to it under the Settlement Agreement entered into by and between us and ASCAP, effective December 6, 2024 (the “Settlement Agreement”), immediately due and payable. Pursuant to the Settlement Agreement, should we fail to cure a default on our payment obligations, ASCAP shall be entitled to accelerate any portion of the amount that remains due so that the remaining balance becomes immediately due and payable. The amount owed to ASCAP under the Settlement Agreement is $1,175,000. While we are evaluating our options regarding the July 8 ASCAP Notice, as of the date of this Report, this default has not yet been cured, and no further action has been taken against the Company with respect to the Settlement Agreement.  There can be no assurance, however, as to whether ASCAP will enforce its rights by seeking all available legal and equitable remedies available to it.

Balboa Capital

As previously reported, we entered into an equipment financing agreement with Ameris Bank dba Balboa Capital (“Balboa” and such agreement, the “Balboa Financing Agreement”) on February 27, 2024, at a collateral cost of $112,379. On July 11, 2025, we received an acceleration demand letter from Balboa (the “July 11 Balboa Notice”) for our failure to make payments when and as due. Balboa accelerated and declared immediately due and payable the entire unpaid balance of $82,427, plus the return of the equipment no later than three business days from the letter notice date. While we are evaluating our options regarding the July 11 Balboa Notice, as of the date of this Report, this default has not yet been cured; however, no further action has been taken against the Company with respect to the Balboa Financing Agreement. There can be no assurance as to whether Balboa will enforce its rights by seeking all available legal and equitable remedies available to it.

Cara Communications Corporation

On July 15, 2025, we received a formal and final demand for payment from Cara Communications Corporation (“CCC” and such demand, the “July 15 CCC Notice”) declaring the full amount owed to it under the Fee-Based License Agreement by and between us and CCC, dated January 20, 2023, as amended (the “License Agreement”), immediately due and payable within five (5) business days of the July 15 CCC Notice. The amount owed to CCC under the License Agreement is $361,800. While we are evaluating our options regarding the July 15 CCC Notice, as of the date of this Report, this default has not yet been cured; however, no further action has been taken against the Company with respect to the License Agreement.  There can be no assurance as to whether CCC will enforce its rights by seeking all available legal and equitable remedies available to it.

Capital Foundry Revolving Line of Credit

As previously reported, we entered into a Loan and Security Agreement with Capital Foundry Funding, LLC (“Capital Foundry” and such agreement, the “Capital Foundry Loan Agreement”) for a revolving line of credit facility for the principal sum of up to $2.0 million (the “Capital Foundry Loan”), evidenced by a Promissory Note (the “Capital Foundry Note”), both effective as of February 3, 2025. Additional draws on the Capital Foundry Loan were made subsequent to June 30, 2025, as follows:

●	On July 28, 2025, in the amount of $262,921
●	On August 7, 2025, in the amount of $25,000

As of August 12, 2025, our current balance with Capital Foundry was $1,715,180.

Working Capital Advance by Mr. Cassidy

On July 15, 2025, Mr. Cassidy provided a working capital advance directly to the Company in the amount of $217,183.

Agile Lending

As previously reported, we entered into the following loan agreements with and issued the following promissory notes to Agile Lending, LLC:

●	Subordinated Business Loan and Security Agreement dated December 27, 2024, evidenced by a Subordinated Secured Promissory Note in the original principal amount of $660,000; and

●	Subordinated Business Loan and Security Agreement dated March 25, 2025, evidenced by a Subordinated Secured Promissory Note in the original principal amount of $800,000.

(collectively, the “Agile Agreements”).

On July 21, 2025, we received a notice of default and acceleration letter from Agile Lending (the “July 21 Agile Notice”) for our failure to make payments when and as due. Agile Lending accelerated all amounts owed in the aggregate amount of $1,000,476, which includes default interest, due and payable within seven days of the July 21 Agile Notice. While we are evaluating our options regarding the July 21 Agile Notice, as of the date of this Report, this default has not yet been cured; however, no further action has been taken against the Company with respect to the Agile Agreements.  There can be no assurance as to whether the Agile Lender will enforce its rights by seeking all available legal and equitable remedies available to it.

Alliance Funding Group

As previously reported, we entered into the following equipment financing agreements with Alliance Funding Group (“AFG”):

●	AFG Equipment Financing Agreement No. 1 dated October 9, 2024, which provides the terms and conditions for the debt financing of certain equipment for a cost of $99,972.

●	AFG Equipment Financing Agreement No. 2” dated October 9, 2024, which provides the terms and conditions for the debt financing of certain equipment for a cost of $99,972,

(together, the “AFG Agreements”).

On August 6, 2025, we received formal Notices of Acceleration from AFG (the “August 6 AFG Notices”) declaring the full remaining balance owing on the AFG Agreements immediately due and payable. AFG has demanded an aggregate amount of $268,035 to be paid within fifteen (15) days of the date of the August 6 AFG Notices. While we are evaluating our options regarding the August 6 AFG Notices, as of the date of this Report, this default has not yet been cured; however, no further action has been taken against the Company with respect to the AFG Agreements.  There can be no assurance as to whether AFG will enforce its rights by seeking all available legal and equitable remedies available to it.

National Retail Solutions, Inc. Civil Action

On August 1, 2022, we entered into an Advertising Sales Service and Content License Agreement with National Retail Solutions, Inc. (“NRS” and such agreement, the “NRS Advertising Agreement”), for the provision of certain services related to our programmatic advertising sales inventory. On June 26, 2024, we entered into a Payment Plan Agreement and Confession of Judgment dated June 26, 2024 (the “NRS Payment Plan”), pursuant to which NRS agreed to forbear its rights under the NRS Advertising Agreement in consideration of us remitting to NRS outstanding amounts due to NRS in monthly installment payments. The NRS Payment Plan contains a confession of judgment provision whereby, if any event of default occurs under the NRS Payment Plan, we authorized any attorney designated by NRS and admitted to practice before New Jersey courts to appear on our behalf in any court in New Jersey in one or any more proceedings, or before any clerk thereof or other court official, and to confess judgment against the Company in the full amount of the balance due under the NRS Payment Plan, plus attorneys’ fees, court costs and interest accrued as of the date of entry of judgment.

On August 11, 2025, we received notification that on July 28, 2025, in response to our failure to remit to NRS the amounts due under the NRS Payment Plan, NRS filed the following documents commencing a Civil Action to enforce the confession of judgment against the Company in the Superior Court of New Jersey, Law Division of Essex County:

○	Certification in Support of Confessing Judgment,
○	Complaint for Entry of Judgment by Confession Pursuant to R. 4:45-2 and
○	Summons,

collectively, the “Civil Action.”

In the Civil Action, NRS seeks an order for a confession of judgement against the Company and in favor of NRS for $827,825 as principal, together with post judgment interest at the statutory rate thereafter and costs of suit. According to the Summons, we have thirty-five (35) days from the date we received the Summons to file a written answer or motion and proof of service with the Superior Court of New Jersey, failing which the court may enter a judgment against us for the relief NRS demands, plus interest and costs of suit. If such a judgment is entered, there may be a seizure of money, wages or property to pay all or part of the judgment. As of the date of this Report, we are considering our options with respect to the Civil Action.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains certain statements that are, or may deemed to be, “forward-looking statements” regarding our plans, expectations, thoughts, beliefs, estimates, goals and outlook for the future. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

Overview

We are a multichannel digital video platform media company that uses marketing technology to generate revenue and offer our services. Our technology and vast library of videos and licensed content enable us to curate and distribute short-form videos to connected televisions (“CTV”) in out-of-home (“OOH”) dining, hospitality and retail establishments, convenience stores and other locations and venues to enable the operators of those locations to inform, entertain and engage their customers. Our technology also provides businesses the ability to promote and advertise their products via digital signage and provides third-party advertisers with a targeted marketing and promotional tool for their products and services. We also allow our business clients to access our service without advertisements by paying a monthly subscription fee.

Although we offer hand-curated music video content licensed from major and independent record labels as well as non-music video content, there have been recent changes to content partners and content offerings. Our non-music video content is predominantly licensed or acquired from third parties, including live sports, action sports clips, drone and nature footage, trivia, news headlines, lifestyle channels and kid-friendly videos, as well as movie, television and video game trailers, among other content. We distribute our content and advertising inventory to digital screens located in OOH locations primarily through (i) our owned and operated platform (the “O&O Platform”) of Loop Media-designed “small-box” streaming Android media players (“Loop Players”) and legacy ScreenPlay (as defined below) computers and (ii) through screens (“Partner Screens”) on digital platforms owned and operated by third parties (each a “Partner Platform” and collectively the “Partner Platforms,” and together with the O&O Platform, the “Loop Platform”).

As of June 30, 2025, we had approximately 135,000 active Loop Players and Partner Screens across the Loop Platform, which included 17,996 quarterly active Loop Players (we refer to our quarterly active units herein as “QAUs”) across our O&O Platform. See “— Key Performance Indicators – Quarterly Active Units.” We launched our Partner Platforms business in May 2022 and had approximately 117,000 Partner Screens across our Partner Platforms as of June 30, 2025.

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

Recent Developments

May 2023 Secured Line of Credit

As previously reported, effective as of May 10, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “May 2023 Secured Line of Credit Agreement”) with several individuals and institutional lenders for loans of up to an aggregate of $4.0 million (the “May 2023 Secured Line of Credit”), as evidenced by that certain Secured Non-Revolving Line of Credit Promissory Note issued May 10, 2023 (the “May 2023 Secured Note”). The May 2023 Secured Line of Credit matured 24 months from the date of the May 2023 Secured Line of Credit, on May 10, 2025 (the “Maturity Date”). We granted to the lenders under the May 2023 Secured Line of Credit Agreement a security interest in all of our present and future assets and properties, real or personal, tangible or intangible, wherever located, including products and proceeds thereof. On the Maturity Date, the May 2023 Secured Line of Credit had a principal balance, including accrued interest, amounting to $889,000 owed to three remaining lenders.

On June 10, 2025, in response to our failure to pay the balances owed on the Maturity Date, we received a demand notice and reservation of rights letter (the “June 10 Notice”) from one of the lenders under the May 2023 Secured Line of Credit Agreement ( “Lender No. 1”) declaring the loan 30 days past due and demanding payment of the full balance, including outstanding principal and interest, owed to Lender No. 1 within 10 days of the date of the June 10 Notice, failing which, Lender No. 1 may proceed with exercising all rights and remedies available to it at law, in equity, and pursuant to the applicable loan documents. The aggregate principal amount owed to Lender No. 1 on the Maturity Date was $300,000.

Pursuant to the terms of the May 2023 Secured Line of Credit Agreement, after the occurrence and during the continuance of an Event of Default thereunder (and after giving of any required notice and the expiration of any applicable cure period), the per annum effective rate of interest on all outstanding principal under the May 2023 Secured Note, which is 12%, shall be increased by 500 basis points. All such increases may be applied retroactively to the date of the occurrence of such Event of Default. While we are evaluating our options regarding the June 10 Notice, as of the date of this Report, this default has not yet been cured; however, no further action has been taken against the Company with respect to the May 2023 Secured Note.  There can be no assurance as to whether Lender No. 1 or any other lender under the May 2023 Secured Line of Credit Agreement will enforce its rights by seeking all available legal and equitable remedies available to it.

The Bellino Trust $2.0M Convertible Note

As previously reported, we issued a Convertible Promissory Note to the Joseph G. Bellino Trust Dated November 30, 2023 (the “Bellino Trust”), in the principal amount of $2,000,000 (the “Bellino Trust $2.0M Convertible Note”) on October 18, 2024, which was guaranteed personally by Bruce Cassidy, the Executive Chairman of our Board of Directors and our majority stockholder (“Mr. Cassidy”).

On June 16, 2025, in response to our failure to make a payment on June 1, 2025, we received written notice from the Bellino Trust declaring a default on our payment obligations under the Bellino Trust $2.0M Convertible Note and stating that it would proceed with the necessary actions in accelerating repayment of all principal and interest due under the Bellino Trust $2.0M Convertible Note.

In a private transaction on July 15, 2025, the Bellino Trust $2.0M Convertible Note was assigned to Mr. Cassidy, with no changes to the terms. As of the date of this Report, no further action has been taken against the Company with respect to the Bellino Trust $2.0M Convertible Note.

1800 Diagonal Lending Promissory and Bridge Notes

As previously reported, we entered into loan agreements with and issued promissory notes to 1800 Diagonal Lending, LLC (“1800 Diagonal”). On June 20, 2025, we received a notice of default and demand letter from 1800 Diagonal in response to our failure to make payments in the aggregate amount of $79,260 due on June 16, 2025. The June 20 1800 Diagonal Lender Notice called a default under all of the 1800 Diagonal notes and demand was made for immediate payment of a sum representing 150% of the remaining outstanding principal balance under each 1800 Diagonal note (150% representing the multiplier upon the occurrence of an event of default), for an aggregate principal amount of $286,326, plus accrued interest and default interest at the rate of twenty-two percent (22%) as provided in the 1800 Diagonal notes. Additionally, 1800 Diagonal has enforced its rights under the promissory notes by converting amounts owed into shares of our common stock as indicated below:

●	1800 Diagonal $138,000 Promissory Note (Securities Purchase Agreement dated October 11, 2024, in the aggregate principal amount of $138,000):

○	On June 20, 2025, 1800 Diagonal Lender converted $15,000 of the principal amount into 1,152,073 shares of our common stock at a conversion price of $0.01302. The remaining principal balance due after this conversion was $54,810, including default interest.

○	On June 24, 2025, 1800 Diagonal Lender converted $20,000 of the principal amount into 1,498,127 shares of our common stock at a conversion price of $0.01335. The remaining principal balance due after this conversion was $36,310, including default interest.

○	On July 10, 2025, 1800 Diagonal converted $20,000 of the principal amount due into 2,792,126 shares of our common stock at a conversion price of $0.007163. The remaining principal balance due after this conversion was $17,810, including default interest.

○	On July 17, 2025, 1800 Diagonal converted $19,310 of the principal amount due into 3,662,052 shares of our common stock at a conversion price of $0.005273. There was no remaining principal balance due after this conversion.

●	1800 Diagonal $49,200 Bridge Note (Securities Purchase Agreement dated October 11, 2024, in the aggregate principal amount of $49,200):

○	On July 22, 2025, 1800 Diagonal converted $27,260 of the principal amount due into 5,991,209 shares of our common stock at a conversion price of $0.00455. The remaining principal balance due after this conversion was $5,236, including default interest.

○	On July 28, 2025, 1800 Diagonal converted $6,736 of the principal amount due into 1,621,960 shares of our common stock at a conversion price of $0.004153. There was no remaining principal balance due after this conversion.

●	1800 Diagonal $96,000 Bridge Note (Securities Purchase Agreement dated December 17, 2024, in the aggregate principal amount of $96,000):

○	On July 30, 2025, 1800 Diagonal converted $22,895 of the principal amount due into 6,289,835 shares of our common stock at a conversion price of $0.00364. The remaining principal balance due after this conversion was $139,885, including default interest.

○	On August 6, 2025, 1800 Diagonal converted $15,375 of the principal amount due into 6,684,783 shares of our common stock at a conversion price of $0.0023. The remaining principal balance due after this conversion was $126,010, including default interest.

○	On August 12, 2025, 1800 Diagonal converted $9,490 of the principal amount due into 7,014,043 shares of our common stock at a conversion price of $0.001353. The remaining principal balance due after this conversion was $118,020, including default interest.

American Society of Composers, Authors and Publishers

On July 8, 2025, we received a demand letter from the American Society of Composers, Authors and Publishers (“ASCAP” and such letter, the “July 8 ASCAP Notice”) declaring the full amount owed to it under the Settlement Agreement entered into by and between us and ASCAP, effective December 6, 2024 (the “Settlement Agreement”), immediately due and payable. Pursuant to the Settlement Agreement, should we fail to cure a default on our payment obligations, ASCAP shall be entitled to accelerate any portion of the amount that remains due so that the remaining balance becomes immediately due and payable. The amount owed to ASCAP under the Settlement Agreement is $1,175,000. While we are evaluating our options regarding the July 8 ASCAP Notice, as of the date of this Report, this default has not yet been cured, and no further action has been taken against the Company with respect to the Settlement Agreement. There can be no assurance, however, as to whether ASCAP will enforce its rights by seeking all available legal and equitable remedies available to it.

Balboa Capital

As previously reported, on February 27, 2024, we entered into an equipment financing agreement with Ameris Bank dba Balboa Capital (“Balboa” and such agreement, the “Balboa Financing Agreement”) at a collateral cost of $112,379. On July 11, 2025, we received an acceleration demand letter from Balboa (the “July 11 Balboa Notice”) for our failure to make payments when and as due. Balboa accelerated and declared immediately due and payable the entire unpaid balance of $82,427, plus the return of the equipment no later than three business days from date of the July 11 Balboa Notice. While we are evaluating our options regarding the July 11 Balboa Notice, as of the date of this Report, this default has not yet been cured; however, no further action has been taken against the Company with respect to the Balboa Financing Agreement.  There can be no assurance as to whether Balboa will enforce its rights by seeking all available legal and equitable remedies available to it.

Working Capital Advance by Mr. Cassidy

On July 15, 2025, Mr. Cassidy provided a working capital advance directly to the Company in the amount of $217,183.

Cara Communications Corporation

On July 15, 2025, we received a formal and final demand for payment from Cara Communications Corporation (“CCC” and such demand, the “July 15 CCC Notice”) declaring the full amount owed to it under the Fee-Based License Agreement by and between us and CCC, dated January 20, 2023, as amended (the “License Agreement”), immediately due and payable within five (5) business days of the July 15 CCC Notice. The amount owed to CCC under the License Agreement is $361,800. While we are evaluating our options regarding the July 15 CCC Notice, as of the date of this Report, this default has not yet been cured; however, no further action has been taken against the Company with respect to the License Agreement.  There can be no assurance as to whether CCC will enforce its rights by seeking all available legal and equitable remedies available to it.

Agile Lending

As previously reported, we entered into the following loan agreements with, and issued the following promissory notes to, Agile Lending, LLC, a Virginia limited liability company (“Agile Lending”), and Agile Capital Funding, LLC, as collateral agent (the “Agile Collateral Agent” and together with Agile Lending, the “Agile Lender”):

●	Subordinated Business Loan and Security Agreement dated December 27, 2024, evidenced by a Subordinated Secured Promissory Note in the original principal amount of $660,000; and

●	Subordinated Business Loan and Security Agreement dated March 25, 2025, evidenced by a Subordinated Secured Promissory Note in the original principal amount of $800,000.

(collectively, the “Agile Agreements”).

On July 21, 2025, we received a notice of default and acceleration letter from the Agile Lender (the “July 21 Agile Notice”) for our failure to make payments when and as due. The Agile Lender accelerated all amounts owed in the aggregate amount of $1,000,476, which includes default interest, due and payable within seven days of the July 21 Agile Notice. While we are evaluating our options regarding the July 21 Agile Notice, as of the date of this Report, this default has not yet been cured; however, no further action has been taken against the Company with respect to the Agile Agreements.  There can be no assurance as to whether the Agile Lender will enforce its rights by seeking all available legal and equitable remedies available to it.

Capital Foundry Revolving Line of Credit

As previously reported, we entered into a Loan and Security Agreement with Capital Foundry Funding, LLC (“Capital Foundry” and such agreement, the “Capital Foundry Loan Agreement”) for a revolving line of credit facility for the principal sum of up to $2.0 million (the “Capital Foundry Loan”), evidenced by a Promissory Note (the “Capital Foundry Note”), both effective as of February 3, 2025.

Additional draws on the Capital Foundry Loan were made subsequent to June 30, 2025, as follows:

●	On July 28, 2025, in the amount of $262,921
●	On August 7, 2025, in the amount of $25,000

As of August 12, 2025, our current balance with Capital Foundry was $1,715,180.

Alliance Funding Group

As previously reported, we entered into the following equipment financing agreements with Alliance Funding Group (“AFG”):

●	AFG Equipment Financing Agreement No. 1 dated October 9, 2024, which provides the terms and conditions for the debt financing of certain equipment for a cost of $99,972.

●	AFG Equipment Financing Agreement No. 2” dated October 9, 2024, which provides the terms and conditions for the debt financing of certain equipment for a cost of $99,972,

(together, the “AFG Agreements”).

On August 6, 2025, we received formal Notices of Acceleration from AFG (the “August 6 AFG Notices”) declaring the full remaining balance owing on the AFG Agreements immediately due and payable. AFG has demanded an aggregate amount of $268,035 to be paid within fifteen (15) days of the date of the August 6 AFG Notices. While we are evaluating our options regarding the August 6 AFG Notices, as of the date of this Report, this default has not yet been cured; however, no further action has been taken against the Company with respect to the AFG Agreements.  There can be no assurance as to whether AFG will enforce its rights by seeking all available legal and equitable remedies available to it.

National Retail Solutions, Inc. Civil Action

On August 1, 2022, we entered into an Advertising Sales Service and Content License Agreement with National Retail Solutions, Inc. (“NRS” and such agreement, the “NRS Advertising Agreement”), for the provision of certain services related to our programmatic advertising sales inventory. On June 26, 2024, we entered into a Payment Plan Agreement and Confession of Judgment dated June 26, 2024 (the “NRS Payment Plan”), pursuant to which NRS agreed to forbear its rights under the NRS Advertising Agreement in consideration of us remitting to NRS outstanding amounts due to NRS in monthly installment payments. The NRS Payment Plan contains a confession of judgment provision whereby, if any event of default occurs under the NRS Payment Plan, we authorized any attorney designated by NRS and admitted to practice before New Jersey courts to appear on our behalf in any court in New Jersey in one or any more proceedings, or before any clerk thereof or other court official, and to confess judgment against the Company in the full amount of the balance due under the NRS Payment Plan, plus attorneys’ fees, court costs and interest accrued as of the date of entry of judgment.

On August 11, 2025, we received notification that on July 28, 2025, in response to our failure to remit to NRS the amounts due under the NRS Payment Plan, NRS filed the following documents commencing a Civil Action to enforce the confession of judgment against the Company in the Superior Court of New Jersey, Law Division of Essex County:

○	Certification in Support of Confessing Judgment,
○	Complaint for Entry of Judgment by Confession Pursuant to R. 4:45-2 and
○	Summons,

collectively, the “Civil Action.”

In the Civil Action, NRS seeks an order for a confession of judgement against the Company and in favor of NRS for $827,825 as principal, together with post judgment interest at the statutory rate thereafter and costs of suit. According to the Summons, we have thirty-five (35) days from the date we received the Summons to file a written answer or motion and proof of service with the Superior Court of New Jersey, failing which the court may enter a judgment against us for the relief NRS demands, plus interest and costs of suit. If such a judgment is entered, there may be a seizure of money, wages or property to pay all or part of the judgment. As of the date of this Report, we are considering our options with respect to the Civil Action.

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

As of June 30, 2025, we had approximately 135,000 active Loop Players and Partner Screens across the Loop Platform, representing an increase of 11% in active Loop Players and Partner Screens from over 122,000 Loop Players and Partner Screens as of March 31, 2025. This included 17,996 QAUs across our O&O Platform and approximately 117,000 Partner Screens across our Partner Platforms.

In the three months ended June 30, 2025, QAUs decreased 14% to 17,996 compared to 21,035 in the three months ended March 31, 2025. There was relatively limited growth in QAUs quarter on quarter as we looked to prioritize and incentivize the distribution of Loop Players in key advertising markets and geographies, as well as into more desirable out-of-home location types, like convenience stores, restaurants, bars, and other retail establishments. We also looked to reduce our presence in less desirable out-of-home locations, which offset and reduced our net distribution growth. QAUs were 23,225 as of the three months ended December 31, 2024, and 27,811 as of the three months ended September 30, 2024.

As of June 30, 2025, Partner Screens in our Partner Platforms business increased by approximately 16,000 Partner Screens to approximately 117,000 Partner Screens, over approximately 101,000 Partner Screens as of March 31, 2025.

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

For the three months ended June 30, 2025, AD ARPU was $34 compared to $32 for the three months ended March 31, 2025, a 6% increase. AD ARPU was $97 for the three months ended December 31, 2024, and $80 for the three months ended September 30, 2024.

For the three months ended June 30, 2025, SUB ARPU was $550 compared to $442 for the three months ended March 31, 2025, a 24% increase. SUB ARPU was $484 for the three months ended December 31, 2024, and $464 for the three months ended September 30, 2024.

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

Other (Expense) Income

Other (expense) income consists of employee retention credits, foreign currency translation adjustment, realized foreign current gains/losses and unrealized gains/losses.

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

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. The adoption of this standard in the first quarter of 2022 had no impact on our unaudited condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for us in the annual period beginning October 1, 2025, though early adoption is permitted. We are still evaluating the presentational effect that ASU 2023-09 will have on our unaudited condensed consolidated financial statements, but we expect considerable changes to our income tax footnote.

Liquidity and Management’s Plan

As shown in our unaudited Consolidated Results of Operations discussed below, we have incurred recurring losses and anticipate further losses in the foreseeable future. We also had negative cash flows used in operations. These factors raise substantial doubt about our ability to continue as a going concern.

We have received notices of default and acceleration letters from certain lenders related to outstanding debt obligations. While these payments remain past due, we are evaluating available options, including discussions with the lenders. However, the timing and outcome of any lender enforcement actions, if pursued, cannot be predicted.

Our ability to continue as a going concern is dependent upon our ability to generate sufficient revenue and our ability to raise additional funds by way of our debt and equity financing efforts while maintaining reduced spending levels. We continue to explore potential strategic alternatives to maximize shareholder value and to evaluate potential financing opportunities.

Unaudited Consolidated Results of Operations

The following tables set forth our unaudited results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

For the three months ended June 30, 2025, compared to the three months ended June 30, 2024:

	Three Months Ended June 30,
	2025	2024	$ Variance	% Variance
Revenue	$1,285,262	$4,350,570	$(3,065,308)	(70)%
Cost of revenue	1,014,017	3,440,213	(2,426,196)	(71)%
Gross profit	271,245	910,357	(639,112)	(70)%
Total operating expenses	2,539,237	5,690,692	(3,151,455)	(55)%
Loss from operations	(2,267,992)	(4,780,335)	2,512,343	(53)%

Other (expense) income:
Interest expense	(1,136,869)	(670,981)	(465,888)	69%
Other income (expense)	—	34	(34)	(100)%
Total other expense	(1,136,869)	(670,947)	(465,922)	69%

Income tax expense	—	(335)	335	(100)%
Net loss	$(3,404,861)	$(5,451,617)	$2,046,756	(38)%

Revenue

Our revenue for the three months ended June 30, 2025, was $1,285,262, a decrease of $3,065,308, or 70%, from $4,350,570 for the three months ended June 30, 2024. This decrease was primarily driven by: (i) a slowdown in digital advertising spend due to the challenging macroeconomic environment; (ii) a challenging ad market environment starting in the second quarter of fiscal year 2024 due to one of the largest ad demand participants changing their terms of business with ad publishers, including us, which resulted in a material negative impact on our ad demand partner revenue; (iii) decrease in Loop players year-over-year primarily due to the cost-cutting measures taken to eliminate our customer reward program and restructure our affiliate program and (iv) the reduction in ad demand partners that view our Loop Platform as a CTV platform on which CTV ad budgets can be spent. CTV advertising budgets are generally significantly higher; thus, CTV ad demand is generally associated with higher fill rates and CPMs, compared to DOOH ad budgets and DOOH ad demand.

Cost of Revenue

Our cost of revenue for the three months ended June 30, 2025, was $1,014,017, a decrease of $2,426,196, or 71%, from $3,440,213 for the three months ended June 30, 2024. This decrease in cost of revenue was primarily due to decreased revenue, which resulted in lower variable costs.

During fiscal years 2024 and 2025, we continued a company-wide operational and cost-cutting review, which we believed would provide the framework to make us more competitive in the CTV for business/DOOH industry and would accelerate our potential path to break even and achieve operating profitability. These measures included: (1) discussions with certain of our third-party content providers and other licensors with a view to (i) restructuring existing or new license agreements and (ii) eliminating certain fixed fee content licenses, in each case to more closely align payments to content licensors with revenue associated with such content; (2) the development and promotion of lower cost channels to reduce or eliminate third-party content license fees, where possible; and (3) a continued review of existing third-party vendor products and services with a view to eliminating ongoing yearly costs and expenses during the first half of fiscal year 2025.

These efforts are ongoing and as these initiatives and changes continue to take effect, we believe we will see improved margins for the business. There can be no assurances, however, that we will be able to effect all changes that we have identified or that any such changes will achieve the desired results.

Gross Profit Margin

Our gross profit margin for the three months ended June 30, 2025, was $271,245, a decrease of $639,112, or 70%, from $910,357 for the three months ended June 30, 2024. Our gross profit margin as a percentage of total revenue for the three months ended June 30, 2025, was approximately 21.1% compared to 20.9% for the three months ended June 30, 2024. The percentage increase was primarily driven by the cost-cutting measures as noted above.

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

Total Operating Expenses

Our operating expenses for the three months ended June 30, 2025, were $2,539,237, a decrease of $3,151,455, or 55%, from $5,690,692 for the three months ended June 30, 2024. This decrease in operating expenses was primarily due to a decrease in sales, general and administrative expenses as well as a reduction in stock-based compensation as follows:

Sales, General and Administrative Expenses

Our sales, general and administrative expenses for the three months ended June 30, 2025, were $1,920,835, a decrease of $2,195,351, or 53%, from $4,116,186 for the three months ended June 30, 2024. This decrease in sales, general and administrative expenses was primarily due to a reduction in payroll costs, marketing costs, professional fees and administration fees resulting in lower expenditures.

More specifically:

●	Our payroll costs for the three months ended June 30, 2025, were $1,037,478, a decrease of $1,011,442, or 49%, from $2,048,920 for the three months ended June 30, 2024, primarily driven by a reduction in headcount.

●	Our marketing costs for the three months ended June 30, 2025, were $256,143, a decrease of $701,584, or 73%, from $957,727 for the three months ended June 30, 2024, primarily due to a reduction and restructuring of affiliate fees, elimination of the customer rewards program and reduction in trade shows fees which resulted in overall lower marketing expenditures.

●	Our professional fees for the three months ended June 30, 2025, were $196,224, a decrease of $202,122, or 51%, from $398,346 for the three months ended June 30, 2024, primarily due to a decrease in legal, accounting and recruiting fees as well as dues and subscriptions as part of the cost savings initiatives.

●	Our administration fees for the three months ended June 301, 2025, were $135,840, a decrease of $117,325, or 46%, from $253,165 for the three months ended June 30, 2024, primarily due to a decrease in insurance premiums and board fees.

Sales, general and administrative expenses as a percentage of total revenue for the three months ended June 30, 2025, was 149.5% compared to 94.6% for the three months ended June 30, 2024.

Stock-Based Compensation

Our stock compensation (non-cash) for the three months ended June 30, 2025, was $349,642, a decrease of $581,929, or 62%, from $931,571 for the three months ended June 30, 2024, primarily due to decrease of stock award grants and forfeitures.

Loss on Disposal of Assets

For the three months ended June 30, 2025, we incurred costs of $43,672 related to the disposal of Loop Players. We had no loss on disposal of assets costs for the three months ended June 30, 2024.

Depreciation and Amortization

Our depreciation and amortization expenses for the three months ended June 30, 2025, were $225,088, a decrease of $197,794, or 47%, from $422,882 for the three months ended June 30, 2024, primarily driven by the disposal of Loop Players.

Non-Recurring Expenses

Our non-recurring expenses for the three months ended June 30, 2025, were $0, a decrease of $159,425, or 100%, from $159,425 for the three months ended June 30, 2024, primarily driven by decreased capital raise expenses.

Total Other Expense

Our total other expenses for the three months ended June 30, 2025, were $1,136,869, an increase of $465,922, or 69%, from $670,947 total other expenses for the three months ended June 30, 2024. This increase in other expenses was primarily driven by interest expense.

For the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024:

	Nine Months Ended June 30,
	2025	2024	$ Variance	% Variance
Revenue	$6,696,901	$18,524,289	$(11,827,388)	(64)%
Cost of revenue	4,760,412	13,571,229	(8,810,817)	(65)%
Gross profit	1,936,489	4,953,060	(3,016,571)	(61)%
Total operating expenses	10,875,535	20,832,798	(9,957,263)	(48)%
Loss from operations	(8,939,046)	(15,879,738)	6,940,692	(44)%

Other (expense) income:
Interest expense	(3,239,703)	(2,402,444)	(837,259)	35%
Loss on extinguishment of debt	—	(25,424)	25,424	(100)%
Other income	14	289	(275)	(95)%
Total other expense	(3,239,689)	(2,427,579)	(812,110)	33%

Income tax expense	—	(335)	335	(100)%
Net loss	$(12,178,735)	$(18,307,652)	$6,128,917	(33)%

Revenue

Our revenue for the nine months ended June 30, 2025, was $6,696,901, a decrease of $11,827,388, or 64%, from $18,524,289 for the nine months ended June 30, 2024. This decrease was primarily driven by: (i) a slowdown in digital advertising spend due to the challenging macroeconomic environment; (ii) a challenging ad market environment starting in the second quarter of fiscal year 2024 due to one of the largest ad demand participants changing their terms of business with ad publishers, including us, which resulted in a material negative impact on our ad demand partner revenue; (iii) decrease in Loop players year-over-year primarily due to the cost-cutting measures taken to eliminate our customer reward program and restructure our affiliate program; and (iv) the reduction in ad demand partners that view our Loop Platform as a CTV platform on which CTV ad budgets can be spent. CTV advertising budgets are generally significantly higher; thus, CTV ad demand is generally associated with higher fill rates and CPMs, compared to DOOH ad budgets and DOOH ad demand.

Cost of Revenue

Our cost of revenue for the nine months ended June 30, 2025, was $4,760,412, a decrease of $8,810,817, or 65%, from $13,571,229 for the nine months ended June 30, 2024. This decrease in cost of revenue was primarily due to decreased revenue, which resulted in lower variable costs, in addition to fixed fee and minimum fee licensing costs.

During fiscal years 2024 and 2025, we continued a company-wide operational and cost-cutting review, which we believed would provide the framework to make us more competitive in the CTV for business/DOOH industry and would accelerate our potential path to break even and achieve operating profitability. These measures included: (1) discussions with certain of our third-party content providers and other licensors with a view to (i) restructuring existing or new license agreements and (ii) eliminating certain fixed fee content licenses, in each case to more closely align payments to content licensors with revenue associated with such content; (2) the development and promotion of lower cost channels to reduce or eliminate third-party content license fees, where possible; and (3) a continued review of existing third-party vendor products and services with a view to eliminating ongoing yearly costs and expenses during the second half of fiscal year 2025.

These efforts are ongoing and as these initiatives and changes continue to take effect, we believe we will see improved margins for the business. There can be no assurances, however, that we will be able to effect all changes that we have identified or that any such changes will achieve the desired results.

Gross Profit Margin

Our gross profit margin for the nine months ended June 30, 2025, was $1,936,489, a decrease of $3,016,571, or 61%, from $4,953,060 for the nine months ended June 30, 2024. Our gross profit margin as a percentage of total revenue for the nine months ended June 30, 2025, was approximately 28.9% compared to 26.7% for the nine months ended June 30, 2024. The percentage increase was primarily driven by revenue mix, as the current period included a larger portion of our O&O Platforms business which carries a higher gross margin, compared to year-ago period, in addition to the cost-cutting measures to reduce the cost of revenue as noted above.

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

Total Operating Expenses

Our operating expenses for the nine months ended June 30, 2025, were $10,875,535, a decrease of $9,957,263, or 48%, from $20,832,798 for the nine months ended June 30, 2024. This decrease in operating expenses was primarily due to a decrease in sales, general and administrative expenses as well as a reduction in stock-based compensation as follows:

Sales, General and Administrative Expenses

Our sales, general and administrative expenses for the nine months ended June 30, 2025, were $7,885,348, a decrease of $8,137,509, or 51%, from $16,022,857 for the nine months ended June 30, 2024. This decrease in sales, general and administrative expenses was primarily due to a reduction in payroll costs, marketing costs, professional fees and administration fees resulting in lower expenditures.

More specifically:

●	Our payroll costs for the nine months ended June 30, 2025, were $4,216,399, a decrease of $2,805,415, or 40%, from $7,021,814 for the nine months ended June 30, 2024, primarily driven by a reduction in headcount.

●	Our marketing costs for the nine months ended June 30, 2025, were $952,969, a decrease of $3,930,977, or 80%, from $4,883,946 for the nine months ended June 30, 2024, primarily due to a reduction and restructuring of affiliate fees, elimination of the customer rewards program and reduction in trade shows fees which resulted in overall lower marketing expenditures.

●	Our professional fees for the nine months ended June 30, 2025, were $745,728, a decrease of $687,641, or 48%, from $1,433,369 for the nine months ended June 30, 2024, primarily due to a decrease in legal, accounting and recruiting fees as well as dues and subscriptions as part of the cost savings initiatives.

●	Our administration fees for the nine months ended June 30, 2025, were $420,048, a decrease of $335,457, or 44%, from $755,505 for the nine months ended June 30, 2024, primarily due to a decrease in insurance premiums and board fees.

Sales, general and administrative expenses as a percentage of total revenue for the nine months ended June 30, 2025, was 117.7% compared to 86.5% for the nine months ended June 30, 2024.

Stock-Based Compensation

Our stock compensation (non-cash) for the nine months ended March 31, 2025, was $2,094,857, a decrease of $1,277,076, or 38%, from $3,371,933 for the nine months ended June 30, 2024, primarily due to decrease of stock award grants and forfeitures.

Loss on Disposal of Assets

For the nine months ended June 30, 2025, we incurred costs of $161,481 related to the disposal of Loop Players. We had no loss on disposal of assets costs for the nine months ended June 30, 2024.

Depreciation and Amortization

Our depreciation and amortization expenses for the nine months ended June 30, 2025, were $733,849, a decrease of $484,106, or 40%, from $1,217,955 for the nine months ended June 30, 2024, primarily driven by the disposal of Loop Players.

Non-Recurring Expenses

Our non-recurring expenses for the nine months ended June 30, 2025, were $565,272, an increase of $127,434, or 29%, from $437,838 for the nine months ended June 30, 2024, primarily driven by one-time GemCap debt settlement costs and employee severance costs.

Total Other Expense

Our total other expenses for the nine months ended June 30, 2025, were $3,239,689, an increase of $812,110 or 33%, from $2,427,579 total other expenses for the nine months ended June 30, 2024. This increase in other expenses was primarily driven by interest expense.

EBITDA - Non-GAAP Financial Measure

We believe that the presentation of EBITDA (as defined below), a financial measure that is not part of U.S. generally accepted accounting principles (“U.S. GAAP”) provides investors with additional information about our financial results. EBITDA is an important supplemental measure used by our Board of Directors and management to evaluate our operating performance from period-to-period on a consistent basis and as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. We define EBITDA as earnings before interest expense (income), income tax (expense)/benefit, depreciation and amortization.

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

The following table provides a reconciliation of net loss to EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
GAAP net loss	$(3,404,861)	$(5,451,617)	$(12,178,735)	$(18,307,652)
Adjustments to reconcile to EBITDA:
Interest expense	1,136,869	670,981	3,239,703	2,402,444
Depreciation and amortization expense*	391,690	1,221,316	1,287,491	3,574,672
Income tax expense	—	335	—	335
EBITDA	$(1,876,302)	$(3,558,985)	$(7,651,541)	$(12,330,201)

*Includes amortization of content assets for cost of revenue and operating expenses and ATM facility.

Adjusted EBIDTA - Non-GAAP Financial Measure

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

We define Adjusted EBITDA as earnings before interest expense (income), income tax (expense) benefit, depreciation and amortization, adjusted for stock-based compensation and non-recurring income and expenses, if any.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
GAAP net loss	$(3,404,861)	$(5,451,617)	$(12,178,735)	$(18,307,652)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense	1,136,869	670,981	3,239,703	2,402,444
Depreciation and amortization expense*	391,690	1,221,316	1,287,491	3,574,672
Income tax expense	—	335	—	335
Stock-based compensation**	349,642	931,571	2,094,857	3,371,933
Non-recurring expense	—	159,425	565,272	437,838
Restructuring costs	—	220,053	—	220,053
Loss on extinguishment of debt	—	—	—	25,424
Loss on disposal of assets	43,672	—	161,481	—
Other expense	—	(34)	(14)	(289)
Adjusted EBITDA	$(1,482,988)	$(2,247,970)	$(4,829,945)	$(8,275,242)

* Includes amortization of content assets for cost of revenue and operating expenses and ATM facility.

** Includes options, restricted stock units (“RSUs”) and warrants.

Liquidity and Capital Resources

As of June 30, 2025, we had cash of $109,692.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Nine Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(4,230,300)	$(5,310,707)
Net cash used in investing activities	(66,766)	(348,708)
Net cash provided by financing activities	3,582,100	4,136,808
Change in cash	(714,966)	(1,522,607)

Cash, beginning of period	824,658	3,068,696
Cash, end of period	$109,692	$1,546,089

Cash Flows for the Nine Months Ended June 30, 2025, and 2024

Historically, our principal sources of cash have included revenues from our operations, proceeds from the issuance of our common stock, preferred stock and warrants as well as proceeds from the issuance of debt. We have received notices of default and acceleration letters from certain lenders related to outstanding debt obligations. While these payments remain past due, we are evaluating available options, including discussions with the lenders. However, the timing and outcome of any lender enforcement actions, if pursued, cannot be predicted.

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

Net Cash Flow Used in Operating Activities

Our net cash used in operating activities during the nine months ended June 30, 2025, was $4,230,300, a decrease of $1,080,407, or 20%, from $5,310,707 for the nine months ended June 30, 2024, primarily due to a reduction in net loss, driven by lower selling, general and administrative expenses, decreased stock compensation expense and amortization of content assets offset by an increase in loss on disposal of assets and a reduction in working capital efficiency, as sales declined.

Net Cash Flow Used in Investing Activities

Our net cash used in investing activities during the nine months ended June 30, 2025, was $66,766, a decrease of $281,942, or 81%, from $348,708 for the nine months ended June 30, 2024, primarily driven by a decrease in the purchase of property and equipment.

Net Cash Flow Provided by Financing Activities

Our net cash provided by financing activities during the nine months ended June 30, 2025, was $3,582,100, a decrease of $554,708, or 13%, from $4,136,808 for the nine months ended June 30, 2024, primarily due to increased net debt proceeds. See “–Future Capital Requirements.”

As a result of the above activities, for the nine months ended June 30, 2025, we recorded a cash balance of $109,692, a decrease of $1,436,397, or 93%, from $1,546,089 for the nine months ended June 30, 2024.

Future Capital Requirements

We have generated limited revenue, and as of June 30, 2025, our cash totaled $109,692, and we had an accumulated deficit of $164,959,880. We anticipate further losses as well as negative cash flows used in operations in the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of the accompanying unaudited condensed consolidated financial statements.

Historically, our principal sources of cash and operating funds have included proceeds from the issuance of common stock, preferred stock and warrants and proceeds from debt and equity financing transactions. We have received notices of default and acceleration letters from certain lenders related to outstanding debt obligations. While these payments remain past due, we are evaluating available options, including discussions with the lenders. However, the timing and outcome of any lender enforcement actions, if pursued, cannot be predicted.

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

The Excel $2.5M Revolving Line of Credit had a balance, including accrued interest, amounting to $2,837,451 and $2,646,479 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense for the Excel $2.5M Revolving Line of Credit in the amount of $146,800 and $146,800 for the three months ended June 30, 2025, and 2024, respectively, and $441,789 and $265,084 for the nine months ended June 30, 2025, and 2024, respectively.

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

The GemCap Revolving Line of Credit had a balance, including accrued interest, amounting to $0 and $2,916,763 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense for the GemCap Revolving Line of Credit in the amount of $0 and $304,038 for the three months ended March 31, 2025, and 2024, respectively, and $98,367 and $1,012,000 for the nine months ended June 30, 2025, and 2024, respectively.

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

The loan matures on February 2, 2028, or if the term of the Capital Foundry Loan Agreement has been extended, the end of the then current Renewal Term (as such term is defined in the Capital Foundry Loan Agreement) and accrues interest on the unpaid principal balance of advances, payable monthly in arrears, at an annual rate equal to the sum of (i) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (ii) 7.5% per annum.

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

The Capital Foundry Loan Agreement had a balance, including accrued interest, amounting to $2,016,390 and $0 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense under the Capital Foundry Loan Agreement in the amount of $77,799 and $0 for the three months ended June 30, 2025, and 2024, respectively, and $107,246 and $0 for the nine months ended June 30, 2025, and 2024, respectively.

Additional draws on the Capital Foundry Loan were made subsequent to June 30, 2025, as follows:

●	On July 28, 2025, in the amount of $262,921
●	On August 7, 2025, in the amount of $25,000

As of August 12, 2025, our current balance with Capital Foundry was $1,715,180.

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

The RAT Non-Revolving Line of Credit had a balance, including accrued interest, amounting to $0 and $442,107 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense for the RAT Non-Revolving Line of Credit in the amount of $0 and $99,156 for the three months ended June 30, 2025, and 2024, respectively, and $6,583 and $409,165 for the nine months ended June 30, 2025, and 2024, respectively.

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

On December 31, 2023, one of the remaining lenders under the May 2023 Secured Line of Credit converted $101,700 in outstanding principal and interest into 127,124 shares of our common stock at a conversion price per share of $0.80. As of December 31, 2024, warrants for a total of 83,142 warrant shares had been issued to the remaining lenders in connection with the May 2023 Secured Line of Credit and remain outstanding.

The May 2023 Secured Line of Credit matured on May 10, 2025 (the “Maturity Date”) with a principal balance, including accrued interest, amounting to $889,000 owed to three remaining lenders.

On June 10, 2025, in response to our failure to pay the balances owed on the Maturity Date, we received a demand notice and reservation of rights letter (the “June 10 Notice”) from one of the lenders under the May 2023 Secured Line of Credit Agreement ( “Lender No. 1”) declaring the loan thirty (30) days past due and demanding payment of the full balance, including outstanding principal and interest, owed to Lender No. 1 within ten (10) days of the date of the June 10 Notice, failing which, Lender No. 1 may proceed with exercising all rights and remedies available to it at law, in equity, and pursuant to the applicable loan documents. The aggregate principal amount owed to Lender No. 1 on the Maturity Date was $300,000.

Pursuant to the terms of the May 2023 Secured Line of Credit Agreement, after the occurrence and during the continuance of an Event of Default thereunder (and after giving of any required notice and the expiration of any applicable cure period), the per annum effective rate of interest on all outstanding principal under the May 2023 Secured Note, which is twelve percent (12%), shall be increased by 500 basis points. All such increases may be applied retroactively to the date of the occurrence of such Event of Default. While we are evaluating our options regarding the June 10 Notice, as of the date of this Report, this default has not yet been cured; however, no further action has been taken against the Company with respect to the May 2023 Secured Note.  There can be no assurance as to whether Lender No. 1 or any other lender under the May 2023 Secured Line of Credit Agreement will enforce its rights by seeking all available legal and equitable remedies available to it.

The May 2023 Secured Note had a principal balance, including accrued interest, amounting to $813,549 and $885,333 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense for the 2023 Secured Note in the amount of $66,418 and $80,179 for the three months ended June 30, 2025, and 2024, respectively, and $226,775 and $293,521 for the nine months ended June 30, 2025, and 2024, respectively.

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

The Excel $1.0M Line of Credit had a balance, including accrued interest, amounting to $0 and $1,060,000 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense for the Excel $1.0M Line of Credit in the amount of $0 and $30,333 for the three months ended June 30, 2025, and 2024, respectively, and $43,000 and $31,333 for the nine months ended June 30, 2025, and 2024, respectively.

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

On June 16, 2025, in response to our failure to make a payment on June 1, 2025, we received written notice from the Bellino Trust declaring a default on our payment obligations under the Bellino Trust $2.0M Convertible Note and stating that it would proceed with the necessary actions in accelerating repayment of all principal and interest due under the Bellino Trust $2.0M Convertible Note.

In a private transaction on July 15, 2025, the Bellino Trust $2.0M Convertible Note was assigned to Mr. Cassidy, with no changes to the terms. As of the date of this Report, no further action has been taken against the Company with respect to the Bellino Trust $2.0M Convertible Note.

The Bellino Trust $2.0M Convertible Note had a principal balance, with no accrued interest, amounting to $2,000,000 and $0 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense for the Bellino Trust $2.0M Convertible Note in the amount of $150,000 and $0 for the three months ended June 30, 2025, and 2024, respectively, and $416,667 and $0 for the nine months ended June 30, 2025, and 2024, respectively.

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

The Excel $3.0M Line of Credit Convertible Note had a balance, including accrued interest, amounting to $3,362,461 and $0 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense for the Excel $3.0M Line of Credit Convertible Note in the amount of $151,667 and $0 for the three months ended June 30, 2025, and 2024, respectively, and $362,461 and $0 for the nine months ended June 30, 2025, and 2024, respectively.

Red Road Holdings Corporation

Effective as of May 13, 2025, we entered into a Securities Purchase Agreement with Red Road Holdings Corporation (“Red Road” and such agreement, the “Red Road Securities Purchase Agreement”) for the principal amount of $165,900, which is convertible into shares of our common stock upon the terms and subject to the limitations and conditions set forth in the Convertible Promissory Note (the “Red Road Convertible Note”), also effective as of May 13, 2025.

The Red Road Convertible Note matures on February 28, 2026, with an interest rate of 10% per annum accruing from May 13, 2025, until maturity, upon acceleration or by prepayment. The Red Road Convertible Note may be prepaid as follows: (1) the period beginning on May 13, 2025, and ending on the date which is 120 days with a prepayment percentage of 120%; or (2) the period beginning on the date which is 121 days following May 13, 2025, and ending on the date which is 180 days following with a prepayment percentage of 125%.

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

The Red Road Convertible Note had a balance, including accrued interest, amounting to $168,127 and $0 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense for the Red Road Convertible Note in the amount of $4,895 and $0 for the three months ended June 30, 2025, and 2024, respectively, and $4,895 and $0 for the nine months ended June 30, 2025, and 2024, respectively.

Other Debt Instruments

Agile Capital Finding, LLC

Agile $525,000 Loan

On August 26, 2024, we, along with our wholly-owned subsidiary, RMTV, entered into a Subordinated Business Loan and Security Agreement (the “Agile $525,000 Loan Agreement”) with Agile Capital Funding, LLC (“Agile Lending”) and Agile Capital Funding, LLC, as collateral agent (the “Agile Collateral Agent” and together with Agile Lending, the “Agile Lender”), evidenced by a Subordinated Secured Promissory Note in the principal amount of $525,000 (the “Agile $525,000 Note” and such loan, the “Agile $525,000 Loan”). Principal and interest in the aggregate amount of $756,000 under the Agile $525,000 Note was to be repaid in weekly payments of $27,000 and be repaid on or before the maturity date of March 10, 2025 (the “Agile $525,000 Loan Maturity Date”). We had the ability to prepay the Agile $525,000 prior to the Agile $525,000 Loan Maturity Date, subject to a prepayment fee equal to the aggregate and the actual amount of interest remaining to be paid through the Agile $525,000 Loan Maturity Date. Payments under the Agile $525,000 Note were expressly subordinated to our obligations under the GemCap Revolving Line of Credit Agreement and we granted the Agile Collateral Agent a security interest, for the benefit of the Agile, in certain of our properties, rights and assets, which security interest was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement, this subordination no longer applies.

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

Agile $388,500 Loan

On October 14, 2024, we, along with RMTV, entered into a Subordinated Business Loan and Security Agreement (the “Agile $388,500 Loan Agreement”) with the Agile Lender, evidenced by a Subordinated Secured Promissory Note in the principal amount of $388,500 (the “Agile $388,500 Note” and such loan, the “Agile $388,500 Loan”). Principal and interest in the aggregate amount of $559,440 under the Agile $388,500 Note is repaid in weekly payments of $17,483 and shall be repaid on or before the maturity date of May 26, 2025 (the “Agile $388,500 Loan Maturity Date”). The Agile $388,500 Note may be prepaid prior to the Agile $388,500 Loan Maturity Date, subject to a prepayment fee equal to the aggregate and the actual amount of interest remaining to be paid through the Agile $388,500 Loan Maturity Date. Payments under the Agile $388,500 Note were expressly subordinated to our obligations under the GemCap Revolving Line of Credit Agreement and we granted the Agile Collateral Agent a security interest, for the benefit of the Agile, in certain of our properties, rights and assets, which security interest was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. As a result of the GemCap Litigation Settlement, this subordination no longer applies.

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

Agile $660,000 Loan

On December 27, 2024 (the “Agile $660,000 Agreement Effective Date”), we, along with RMTV, entered into a Subordinated Business Loan and Security Agreement (the “Agile $660,000 Loan Agreement” and together with the Agile $388,500 Loan Agreement, the “Agile Agreements”) with the Agile Lender, evidenced by a Subordinated Secured Promissory Note in the principal amount of $660,000 (the “Agile $660,000 Note” and such loan, the “Agile $660,000 Loan”). (The Agile $388,500 Note and the Agile $660,000 Note are together referred to as the “Agile Notes.”) Of the $660,000 proceeds from the Agile Loan, $297,175 was used to repay the outstanding balance of principal and interest on the Agile $525,000 Loan, with the balance, net an administration fee, of $329,825 being used for general operations. Principal and interest in the aggregate amount of $917,400 under the Agile $660,000 Note is repaid in weekly payments of $30,580 and shall be repaid on or before the maturity date of July 29, 2025 (the “Agile $660,000 Loan Maturity Date”). The Agile $660,000 Note may be prepaid prior to the Agile $660,000 Loan Maturity Date, subject to a prepayment fee equal to the aggregate and the actual amount of interest remaining to be paid through the Agile $660,000 Loan Maturity Date.

The Agile $660,000 Loan had a balance, including accrued interest, amounting to $241,645 and $0 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense for the Agile $660,000 Loan in the amount of $104,993 and $0 for the three months ended June 30, 2025, and 2024, respectively, and $282,953 and $0 for the nine months ended June 30, 2025, and 2024, respectively.

Agile $800,000 Loan

On March 25, 2025 (the “Agile $800,000 Agreement Effective Date”), we, along with RMTV, entered into a Subordinated Business Loan and Security Agreement (the “Agile $800,000 Loan Agreement” and together with the Agile $388,500 Loan Agreement, the Agile $660,000 Loan Agreement, the “Agile Agreements”) with Agile and the Agile Collateral Agent, evidenced by a Subordinated Secured Promissory Note in the principal amount of $800,000 (the “Agile $800,000 Note” and such loan, the “Agile $800,000 Loan”). (The Agile $388,500 Note, the Agile $660,000 Note and the Agile $800,000 Note are together referred to as the “Agile Notes.”) Of the $800,000 proceeds from the Agile Loan, $157,418 was used to repay the outstanding balance of principal and interest on the Agile $525,000 Loan, with the balance, net an administration fee, of $602,583 being used for general operations. Principal and interest in the aggregate amount of $1,112,000 under the Agile $800,000 Note is repaid in weekly payments of $37,067 commencing on April 3, 2025, and shall be repaid on or before the maturity date of October 23, 2025 (the “Agile $800,000 Loan Maturity Date”).

The Agile $800,000 Loan had a balance, including accrued interest, amounting to $640,468 and $0 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense for the Agile $800,000 Loan in the amount of $215,508 and $0 for the three months ended June 30, 2025, and 2024, respectively, and $229,542 and $0 for the nine months ended June 30, 2025, and 2024, respectively.

Each of the Agile Agreements contains certain affirmative covenants, including but not limited to delivery of certain financial statements and providing the Agile Lender with prompt notice upon the occurrence of certain events as set forth in the Agile Agreements. We also agreed to certain negative covenants, including but not limited to a prohibition on the creation of additional liens with respect to the collateral and the sale of assets outside of the ordinary course of business, without the Agile Lender’s prior written consent. We granted the Agile Collateral Agent a security interest, for the benefit of Agile, in certain of our properties, rights and assets, as set forth in each Agile Agreement. The Agile Collateral Agent shall only be permitted to perfect its interest in and file a financing statement upon an Event of Default (as defined in the Agile Agreements).

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

On July 21, 2025, we received a notice of default and acceleration letter from the Agile Lender (the “July 21 Agile Notice”) for our failure to make payments when and as due. The Agile Lender accelerated all amounts owed in the aggregate amount of $1,000,476, which includes default interest, due and payable within seven days of the July 21 Agile Notice. While we are evaluating our options regarding the July 21 Agile Notice, as of the date of this Report, this default has not yet been cured; however, no further action has been taken against the Company with respect to the Agile Agreements. There can be no assurance as to whether the Agile Lender will enforce its rights by seeking all available legal and equitable remedies available to it.

CFG Purchase Agreement

On August 27, 2024, we entered into a Purchase Agreement (the “CFG Purchase Agreement”) with CFG Merchant Solutions, LLC, a Delaware limited liability company, as buyer (“CFG”), and Mr. Cassidy, our Executive Chairman and our majority stockholder, as guarantor (the “CFG Guarantor”). The CFG Purchase Agreement provides for the purchase by CFG of our future receipts (the “Future Receipts”) valued at $962,500 (the “Amount Sold”) for a total purchase price of $700,000 (the “Purchase Price”). The percentage of Future Receipts to be paid back on a daily basis is 14.44% (the “Purchased Percentage”), which equals $4,813 (the “Daily Amount”). CFG is entitled to collect the Daily Amounts at the end of each week by debiting our bank account by an amount equaling $24,063 (the “Weekly Payment”) until the Amount Sold is paid in full. We granted the Buyer a security interest in certain of our properties, rights and assets, as set forth in the CFG Purchase Agreement, which security interest was subordinate in rights to GemCap under the GemCap Revolving Line of Credit Agreement. See “– Revolving Lines of Credit – GemCap Revolving Line of Credit.” As a result of the GemCap Litigation Settlement, this subordination no longer applies.

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

The CFG Purchase Agreement had a balance, including accrued interest, amounting to $0 and $653,414 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense under the CFG Purchase Agreement in the amount of $20,838 and $0 for the three months ended June 30, 2025, and 2024, respectively, and $219,843 and $0 for the nine months ended March 31, 2025, and 2024, respectively.

1800 Diagonal Lending, LLC

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

On each of June 20, 2024, and June 24, 2025, the 1800 Diagonal Lender elected to convert $15,000 and $20,000, respectively, of the amount owed under the 1800 Diagonal $138,000 Promissory Note into 1,152,073 shares and 1,498,127 shares of Common Stock, respectively, as provided for in Article IV of the 1800 Diagonal $138,000 Promissory Note (together, the “Conversions”). As a result of these Conversions, an aggregate of $36,310 remains due under the 1800 Diagonal $138,000 Promissory Note. If we are unable to comply with the demands set out in the June 20 1800 Diagonal Lender Notice, there can be no assurance as to whether the 1800 Diagonal Lender will seek to enforce its rights under the 1800 Diagonal Notes, including converting additional amounts under the 1800 Diagonal Notes into shares of our Common Stock and sell those shares in the public market.

The 1800 Diagonal $138,000 Promissory Note Agreement had a balance, including accrued interest, amounting to $36,310 and $0 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense under the 1800 Diagonal $138,000 Promissory Note Agreement in the amount of $45,194 and $0 for the three months ended June 30, 2025, and 2024, respectively, and $87,667 and $0 for the nine months ended June 30, 2025, and 2024, respectively.

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

The 1800 Diagonal $49,200 Bridge Note Agreement had a balance, including accrued interest, amounting to $24,108 and $0 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense under the 1800 Diagonal $49,200 Bridge Note Agreement in the amount of $13,228 and $0 for the three months ended June 30, 2025, and 2024, respectively, and $24,925 and $0 for the nine months ended June 30, 2025, and 2024, respectively.

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

The 1800 Diagonal $31,200 Promissory Note Agreement had a balance, including accrued interest, amounting to $22,308 and $0 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense under the 1800 Diagonal $31,200 Promissory Note Agreement in the amount of $10,271 and $0 for the three months ended June 30, 2025, and 2024, respectively, and $15,645 and $0 for the nine months ended June 30, 2025, and 2024, respectively.

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

The 1800 Diagonal $96,000 Bridge Note Agreement had a balance, including accrued interest, amounting to $107,520 and $0 as of June 30, 2025, and September 30, 2024, respectively. We incurred interest expense under the 1800 Diagonal $96,000 Bridge Note Agreement in the amount of $59,487 and $0 for the three months ended June 30, 2025, and 2024, respectively, and $78,644 and $0 for the nine months ended June 30, 2025, and 2024, respectively.

1800 Diagonal Note Defaults and Debt to Equity Conversions

On June 20, 2025, in response to our failure to make payments due on June 16, 2025, in the aggregate amount of $79,260, which breach continued for five (5) days without cure, we received a notice of default and demand letter from the 1800 Diagonal Lender (the “June 20 1800 Diagonal Lender Notice”). The June 20 1800 Diagonal Lender Notice calls a default under the 1800 Diagonal Notes and demand was made for immediate payment of a sum representing 150% of the remaining outstanding principal balance under each 1800 Diagonal Note (150% representing the multiplier upon the occurrence of an event of default), for an aggregate principal amount of $286,326, plus accrued interest and default interest as provided in the 1800 Diagonal Notes. Additionally, 1800 Diagonal has enforced its rights under the 1800 Diagonal Notes by converting amounts owed into shares of our common stock as indicated below:

•	1800 Diagonal $138,000 Promissory Note:

○	On June 20, 2025, 1800 Diagonal Lender converted $15,000 of the principal amount into 1,152,073 shares of our common stock at a conversion price of $0.01302. The remaining principal balance due after this conversion was $54,810, including default interest.

○	On June 24, 2025, 1800 Diagonal Lender converted $20,000 of the principal amount into 1,498,127 shares of our common stock at a conversion price of $0.01335. The remaining principal balance due after this conversion was $36,310, including default interest.

○	On July 10, 2025, 1800 Diagonal converted $20,000 of the principal amount due into 2,792,126 shares of our common stock at a conversion price of $0.007163. The remaining principal balance due after this conversion was $17,810, including default interest.

○	On July 17, 2025, 1800 Diagonal converted $19,310 of the principal amount due into 3,662,052 shares of our common stock at a conversion price of $0.005273. There was no remaining principal balance due under the 1800 Diagonal $138,000 Promissory Note after this conversion.

●	1800 Diagonal $49,200 Bridge Note:

○	On July 22, 2025, 1800 Diagonal converted $27,260 of the principal amount due into 5,991,209 shares of our common stock at a conversion price of $0.00455. The remaining principal balance due under the 1800 Diagonal $42,900 Bridge Note after this conversion was $5,236, including default interest.

○	On July 28, 2025, 1800 Diagonal converted $6,736 of the principal amount due into 1,621,960 shares of our common stock at a conversion price of $0.004153. There was no remaining principal balance due under the 1800 Diagonal $42,900 Bridge Note after this conversion.

●	1800 Diagonal $96,000 Bridge Note:

○	On July 30, 2025, 1800 Diagonal converted $22,895 of the principal amount due into 6,289,835 shares of our common stock at a conversion price of $0.00364. The remaining principal balance due under the 1800 Diagonal $96,000 Bridge Note after this conversion was $139,885, including default interest.

○	On August 6, 2025, 1800 Diagonal converted $15,375 of the principal amount due into 6,684,783 shares of our common stock at a conversion price of $0.0023. The remaining principal balance due under the 1800 Diagonal $96,000 Bridge Note after this conversion was $126,010, including default interest.

○	On August 12, 2025, 1800 Diagonal converted $9,490 of the principal amount due into 7,014,043 shares of our common stock at a conversion price of $0.001353. The remaining principal balance due under the 1800 Diagonal $96,000 Bridge Note after this conversion was $118,020, including default interest.

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

As of June 30, 2025, holders of Existing Warrants (including those held by Mr. Cassidy and Ms. Penz) had exercised an aggregate of 1,850,874 shares for an aggregate exercise price of $1,480,699. We do not expect any other warrants to be repriced and exercised under the Warrant Repricing.

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

As of June 30, 2025, our cash totaled $109,692. During the nine months ended June 30, 2025, we incurred a net loss of $12,178,735 and used $4,230,300 of cash in operations. We have incurred significant operating losses in the past and, as of June 30, 2025, we had an accumulated deficit of $164,959,880. We do not expect to experience positive cash flows from operations in the near future as we continue to invest in the distribution of our Loop Players and the expansion of our Partner Platforms business.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, that would enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts such as depreciation, amortization and depletion expense to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. Effective January 1, 2025, we adopted this ASU and there is no material impact to our unaudited condensed consolidated financial statements and related disclosures as of June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding such required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer have evaluated such disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

National Retail Solutions, Inc. Civil Action

On August 1, 2022, we entered into an Advertising Sales Service and Content License Agreement with National Retail Solutions, Inc. (“NRS” and such agreement, the “NRS Advertising Agreement”), for the provision of certain services related to our programmatic advertising sales inventory. On June 26, 2024, we entered into a Payment Plan Agreement and Confession of Judgment dated June 26, 2024 (the “NRS Payment Plan”), pursuant to which NRS agreed to forbear its rights under the NRS Advertising Agreement in consideration of us remitting to NRS outstanding amounts due to NRS in monthly installment payments. The NRS Payment Plan contains a confession of judgment provision whereby, if any event of default occurs under the NRS Payment Plan, we authorized any attorney designated by NRS and admitted to practice before New Jersey courts to appear on our behalf in any court in New Jersey in one or any more proceedings, or before any clerk thereof or other court official, and to confess judgment against the Company in the full amount of the balance due under the NRS Payment Plan, plus attorneys’ fees, court costs and interest accrued as of the date of entry of judgment.

On August 11, 2025, we received notification that on July 28, 2025, in response to our failure to remit to NRS the amounts due under the NRS Payment Plan, NRS filed the following documents commencing a Civil Action to enforce the confession of judgment against the Company in the Superior Court of New Jersey, Law Division of Essex County:

○	Certification in Support of Confessing Judgment,
○	Complaint for Entry of Judgment by Confession Pursuant to R. 4:45-2 and
○	Summons,

collectively, the “Civil Action.”

In the Civil Action, NRS seeks an order for a confession of judgement against the Company and in favor of NRS for $827,825 as principal, together with post judgment interest at the statutory rate thereafter and costs of suit. According to the Summons, we have thirty-five (35) days from the date we received the Summons to file a written answer or motion and proof of service with the Superior Court of New Jersey, failing which the court may enter a judgment against us for the relief NRS demands, plus interest and costs of suit. If such a judgment is entered, there may be a seizure of money, wages or property to pay all or part of the judgment. As of the date of this Report, we are considering our options with respect to the Civil Action.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 12, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

We are a small and emerging media company that is in the early stages of our business plans to capture a significant portion of the out of home market and related advertising sales revenue. Historically, we have not generated sufficient revenues to operate our business. We have a significant accumulated deficit and have incurred operating losses for years and expect losses to continue during the remainder of the fiscal year ending September 30, 2025, and beyond. Our independent registered public accounting firm indicated in its report on our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, that these conditions raised substantial doubt about our ability to continue as a going concern for a period of 12 months from the issuance date of our financial statements for the 12 months ended September 30, 2024. Our primary source of operating funds since inception has been cash proceeds from sales of our common stock and from debt and equity financing transactions. Our ability to continue as a going concern is dependent upon our ability to generate sufficient revenue and our ability to raise additional funds by way of its debt and equity financing efforts. There can be no assurance that adequate financing will be available in a timely manner, on acceptable terms, or at all.

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

If we are unable to continue as a going concern, we may have to liquidate our assets and the value we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements, and it is likely that investors will lose all or part of their investment.

Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to move forward with our business plans. The perception that we might be unable to continue as a going concern may also make it more difficult to obtain financing for the continuation of our operations on terms that are favorable to us, or at all, and could result in the loss of confidence by investors and employees. Our inability to obtain additional cash by raising funds when required or on acceptable terms, or otherwise, could have a material adverse effect on our ability to grow our business to a greater extent than we can with our existing financial resources and we may have to significantly reduce, or discontinue our operations, or seek bankruptcy protection. If we seek additional financing to fund our business activities and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

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

There is uncertainty regarding our ability to grow our business without additional financing. Our long-term future growth and success are dependent upon our ability to continue selling our services, generate cash from operating activities and obtain additional financing. If we are unable to continue selling our products and services, generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds on acceptable terms, if at all, we would be required to, among other things, significantly delay, scale back, or discontinue some of our content creation, marketing, or advertisement initiatives, and if such efforts are insufficient, to seek bankruptcy protection.

We have incurred substantial debt wherein we may not be able to generate sufficient cash to service our indebtedness, and we may be forced to take other actions to satisfy our obligations under applicable debt instruments, which may not be successful.

We have incurred substantial debt which may limit our ability to use our cash flow or borrow additional funds for working capital, capital expenditures, and other general business purposes. We will be required to use a substantial portion of our cash flow from operations to make debt service payments. This may limit our flexibility to plan for, or react to, changes in our business and industry, or our ability to take specified actions to take advantage of certain business opportunities that may be presented to us. We received notices of default and acceleration letters from certain lenders related to outstanding debt obligations. While these payments remain past due, we are evaluating available options, including discussions with the lenders. However, the timing and outcome of any lender enforcement actions, if pursued, cannot be predicted. Our ability to meet our debt service obligations depends on our financial condition and operating performance.

We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If we are unable to meet our debt service obligations or should we fail to comply with our financial and other negative covenants contained in the agreements governing our indebtedness, we may be required to refinance all or part of our debt, sell strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities.

We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet scheduled debt service obligations, which could have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

1800 Diagonal Defaults and Debt to Equity Conversions

As previously reported, we entered into loan agreements with and issued promissory notes to 1800 Diagonal Lending, LLC (“1800 Diagonal”). On June 20, 2025, we received a notice of default and demand letter from 1800 Diagonal in response to our failure to make payments in the aggregate amount of $79,260 due on June 16, 2025. The June 20 1800 Diagonal Lender Notice called a default under all of the 1800 Diagonal notes and demand was made for immediate payment of a sum representing 150% of the remaining outstanding principal balance under each 1800 Diagonal note (150% representing the multiplier upon the occurrence of an event of default), for an aggregate principal amount of $286,326, plus accrued interest and default interest at the rate of twenty-two percent (22%) as provided in the 1800 Diagonal notes. Additionally, 1800 Diagonal has enforced its rights under the promissory notes by converting amounts owed into shares of our common stock as indicated below:

•	1800 Diagonal $138,000 Promissory Note (Securities Purchase Agreement dated October 11, 2024, in the aggregate principal amount of $138,000):

○	On June 20, 2025, 1800 Diagonal Lender converted $15,000 of the principal amount into 1,152,073 shares of our common stock at a conversion price of $0.01302. The remaining principal balance due after this conversion was $54,810, including default interest.

○	On June 24, 2025, 1800 Diagonal Lender converted $20,000 of the principal amount into 1,498,127 shares of our common stock at a conversion price of $0.01335. The remaining principal balance due after this conversion was $36,310, including default interest.

○	On July 10, 2025, 1800 Diagonal converted $20,000 of the principal amount due into 2,792,126 shares of our common stock at a conversion price of $0.007163. The remaining principal balance due after this conversion was $17,810, including default interest.

○	On July 17, 2025, 1800 Diagonal converted $19,310 of the principal amount due into 3,662,052 shares of our common stock at a conversion price of $0.005273. There was no remaining principal balance due under the 1800 Diagonal $138,000 Promissory Note after this conversion.

●	1800 Diagonal $49,200 Bridge Note (Securities Purchase Agreement dated October 11, 2024, in the aggregate principal amount of $49,200):

○

On July 22, 2025, 1800 Diagonal converted $27,260 of the principal amount due into 5,991,209 shares of our common stock at a conversion price of $0.00455. The remaining principal balance due under the 1800 Diagonal $42,900 Bridge Note after this conversion was $5,236, including default interest.

○

On July 28, 2025, 1800 Diagonal converted $6,736 of the principal amount due into 1,621,960 shares of our common stock at a conversion price of $0.004153. There was no remaining principal balance due under the 1800 Diagonal $42,900 Bridge Note after this conversion.

●	1800 Diagonal $96,000 Bridge Note (Securities Purchase Agreement dated December 17, 2024, in the aggregate principal amount of $96,000):

o	On July 30, 2025, 1800 Diagonal converted $22,895 of the principal amount due into 6,289,835 shares of our common stock at a conversion price of $0.00364. The remaining principal balance due under the 1800 Diagonal $96,000 Bridge Note after this conversion was $139,885, including default interest.

o	On August 6, 2025, 1800 Diagonal converted $15,375 of the principal amount due into 6,684,783 shares of our common stock at a conversion price of $0.0023. The remaining principal balance due under the 1800 Diagonal $96,000 Bridge Note after this conversion was $126,010, including default interest.

o	On August 12, 2025, 1800 Diagonal converted $9,490 of the principal amount due into 7,014,043 shares of our common stock at a conversion price of $0.001353. The remaining principal balance due under the 1800 Diagonal $96,000 Bridge Note after this conversion was $118,020, including default interest.

Item 3. Defaults Upon Senior Securities.

As previously reported, we received notices of default and acceleration letters from certain lenders related to outstanding debt obligations. While we are evaluating our options regarding the notices we have received, as of the date of this Report, these defaults have not yet been cured; however, no further action has been taken against the Company with respect to these defaults. There can be no assurance as to whether these lenders will enforce their rights by seeking all available legal and equitable remedies available to them.

May 2023 Secured Loan

As previously reported, effective as of May 10, 2023, we entered into a Secured Non-Revolving Line of Credit Loan Agreement (the “May 2023 Secured Line of Credit Agreement”) with several individuals and institutional lenders for aggregate loans of up to $4.0 million (the “May 2023 Secured Line of Credit”), evidenced by Secured Non-Revolving Line of Credit Promissory Notes (each a “May 2023 Secured Note” and collectively, the “May 2023 Secured Notes”), also effective as of May 10, 2023. The May 2023 Secured Line of Credit matured on May 10, 2025 (the “Maturity Date”) with a principal balance, including accrued interest, amounting to $889,000 owed to three remaining lenders.

On June 10, 2025, in response to our failure to pay the balances owed on the Maturity Date, we received a demand notice and reservation of rights letter (the “June 10 Notice”) from one of the lenders under the May 2023 Secured Line of Credit Agreement ( “Lender No. 1”) declaring the loan thirty (30) days past due and demanding payment of the full balance, including outstanding principal and interest, owed to Lender No. 1 within ten (10) days of the date of the June 10 Notice, failing which, Lender No. 1 may proceed with exercising all rights and remedies available to it at law, in equity, and pursuant to the applicable loan documents. The aggregate principal amount owed to Lender No. 1 on the Maturity Date was $300,000.

Pursuant to the terms of the May 2023 Secured Line of Credit Agreement, after the occurrence and during the continuance of an Event of Default thereunder (and after giving of any required notice and the expiration of any applicable cure period), the per annum effective rate of interest on all outstanding principal under the May 2023 Secured Note, which is 12%, shall be increased by 500 basis points. All such increases may be applied retroactively to the date of the occurrence of such Event of Default. While we are evaluating our options regarding the June 10 Notice, as of the date of this Report, this default has not yet been cured; however, no further action has been taken against the Company with respect to the May 2023 Secured Note. There can be no assurance as to whether Lender No. 1 or any other lender under the May 2023 Secured Line of Credit Agreement will enforce its rights by seeking all available legal and equitable remedies available to it.

The Bellino Trust $2.0M Convertible Note

As previously reported, we issued a Convertible Promissory Note to the Joseph G. Bellino Trust Dated November 30, 2023 (the “Bellino Trust”), in the principal amount of $2,000,000 (the “Bellino Trust $2.0M Convertible Note”) on October 18, 2024, which was guaranteed personally by Bruce Cassidy, the Executive Chairman of our Board of Directors and our majority stockholder (“Mr. Cassidy”).

On June 16, 2025, in response to our failure to make a payment on June 1, 2025, we received written notice from the Bellino Trust declaring a default on our payment obligations under the Bellino Trust $2M Convertible Note and stating that it will proceed with the necessary actions in accelerating repayment of all principal and interest due under the Bellino Trust $2M Convertible Note.

In a private transaction on July 15, 2025, the Bellino Trust $2.M Convertible Note was assigned to Mr. Cassidy, with no changes to the terms. As of the date of this Report, no further action has been taken against the Company with respect to the Bellino Trust $2.0M Convertible Note.

Agile Lending

As previously reported, we entered into the following loan agreements with, and issued the following promissory notes to, Agile Lending, LLC, a Virginia limited liability company (“Agile Lending”), and Agile Capital Funding, LLC, as collateral agent (the “Agile Collateral Agent” and together with Agile Lending, the “Agile Lender”):

●	Subordinated Business Loan and Security Agreement dated December 27, 2024, evidenced by a Subordinated Secured Promissory Note in the original principal amount of $660,000; and

●	Subordinated Business Loan and Security Agreement dated March 25, 2025, evidenced by a Subordinated Secured Promissory Note in the original principal amount of $800,000,

(collectively, the “Agile Agreements”).

On July 21, 2025, we received a notice of default and acceleration letter from the Agile Lender (the “July 21 Agile Notice”) for our failure to make payments when and as due. The Agile Lender accelerated all amounts owed in the aggregate amount of $1,000,476, which includes default interest, due and payable within seven days of the July 21 Agile Notice. While we are evaluating our options regarding the July 21 Agile Notice, as of the date of this Report, this default has not yet been cured; however, no further action has been taken against the Company with respect to the Agile Agreements. There can be no assurance as to whether the Agile Lender will enforce its rights by seeking all available legal and equitable remedies available to it.

1800 Diagonal Lending Promissory and Bridge Notes

As previously reported, we entered into loan agreements with and issued promissory notes to 1800 Diagonal Lending, LLC (“1800 Diagonal”). On June 20, 2025, we received a notice of default and demand letter from 1800 Diagonal in response to our failure to make payments in the aggregate amount of $79,260 due on June 16, 2025. The June 20 1800 Diagonal Lender Notice called a default under all of the 1800 Diagonal notes and demand was made for immediate payment of a sum representing 150% of the remaining outstanding principal balance under each 1800 Diagonal note (150% representing the multiplier upon the occurrence of an event of default), for an aggregate principal amount of $286,326, plus accrued interest and default interest at the rate of twenty-two percent (22%) as provided in the 1800 Diagonal notes. Additionally, 1800 Diagonal has enforced its rights under the promissory notes by converting amounts owed into shares of our common stock as indicated below:

●	1800 Diagonal $138,000 Promissory Note (Securities Purchase Agreement dated October 11, 2024, in the aggregate principal amount of $138,000):

○	On June 20, 2025, 1800 Diagonal Lender converted $15,000 of the principal amount into 1,152,073 shares of our common stock at a conversion price of $0.01302. The remaining principal balance due after this conversion was $54,810, including default interest.

○	On June 24, 2025, 1800 Diagonal Lender converted $20,000 of the principal amount into 1,498,127 shares of our common stock at a conversion price of $0.01335. The remaining principal balance due after this conversion was $36,310, including default interest.

○	On July 10, 2025, 1800 Diagonal converted $20,000 of the principal amount due into 2,792,126 shares of our common stock at a conversion price of $0.007163. The remaining principal balance due after this conversion was $17,810, including default interest.

○	On July 17, 2025, 1800 Diagonal converted $19,310 of the principal amount due into 3,662,052 shares of our common stock at a conversion price of $0.005273. There was no remaining principal balance due after this conversion.

•	1800 Diagonal $49,200 Bridge Note (Securities Purchase Agreement dated October 11, 2024, in the aggregate principal amount of $49,200):

○	On July 22, 2025, 1800 Diagonal converted $27,260 of the principal amount due into 5,991,209 shares of our common stock at a conversion price of $0.00455. The remaining principal balance due after this conversion was $5,236, including default interest.

○	On July 28, 2025, 1800 Diagonal converted $6,736 of the principal amount due into 1,621,960 shares of our common stock at a conversion price of $0.004153. There was no remaining principal balance due after this conversion.

•	1800 Diagonal $96,000 Bridge Note (Securities Purchase Agreement dated December 17, 2024, in the aggregate principal amount of $96,000):

○	On July 30, 2025, 1800 Diagonal converted $22,895 of the principal amount due into 6,289,835 shares of our common stock at a conversion price of $0.00364. The remaining principal balance due after this conversion was $139,885, including default interest.

○	On August 6, 2025, 1800 Diagonal converted $15,375 of the principal amount due into 6,684,783 shares of our common stock at a conversion price of $0.0023. The remaining principal balance due after this conversion was $126,010, including default interest.

○	On August 12, 2025, 1800 Diagonal converted $9,490 of the principal amount due into 7,014,043 shares of our common stock at a conversion price of $0.001353. The remaining principal balance due after this conversion was $118,020, including default interest.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Balboa Capital

As previously reported, on February 27, 2024, we entered into an equipment financing agreement with Ameris Bank dba Balboa Capital (“Balboa” and such agreement, the “Balboa Financing Agreement”) at a collateral cost of $112,379. On July 11, 2025, we received an acceleration demand letter from Balboa (the “July 11 Balboa Notice”) for our failure to make payments when and as due. Balboa accelerated and declared immediately due and payable the entire unpaid balance of $82,427, plus the return of the equipment no later than three business days from date of the July 11 Balboa Notice. While we are evaluating our options regarding the July 11 Balboa Notice, as of the date of this Report, this default has not yet been cured; however, no further action has been taken against the Company with respect to the Balboa Financing Agreement. There can be no assurance as to whether Balboa will enforce its rights by seeking all available legal and equitable remedies available to it.

(b) None.

(c) None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2025 (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 6. Exhibits

Exhibit No.	Exhibit Description

4.1	Convertible Promissory Note issued by the Company in favor of Red Road Holdings Corporation, dated May 13, 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2025).

10.1	Securities Purchase Agreement between the Company and Red Road Holdings Corporation, dated May 13, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2025).

31.1*	Certification of Principal Executive Officer pursuant to pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Loop Media, Inc.

Date: August 14, 2025	By:	/s/ Justis Kao
Justis Kao
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Ari Olgun
Ari Olgun
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

